Form 10-Q
period 2015-08-01
Ollie's Bargain Outlet Holdings, Inc.
filed 2015-09-11
CIK 1639300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Ollie’s Bargain Outlet Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation)

001-37501	80-0848819
(Commission File Number)	(IRS Employer Identification No.)

6295 Allentown Boulevard Suite 1 Harrisburg, Pennsylvania	17112
(Address of principal executive offices)	(Zip Code)

(717) 657-2300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 8, 2015 was 58,467,840.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	August 1, 2015	August 2, 2014	January 31, 2015
Assets
Current assets:
Cash	$782	$1,295	$21,952
Inventories	187,242	174,279	169,872
Accounts receivable	570	332	318
Deferred income taxes	4,322	2,762	4,166
Prepaid expenses and other assets	5,612	5,271	1,969

Total current assets	198,528	183,939	198,277
Property and equipment, net of accumulated depreciation of $23,673,
$15,279 and $19,403, respectively	36,136	34,145	33,926
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,286,
$2,382 and $1,060, respectively	233,399	233,927	233,625
Other assets	5,474	7,191	6,453

Total assets	$918,387	$904,052	$917,131

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,372	$3,350	$7,794
Accounts payable	40,304	37,638	50,498
Income taxes payable	—	453	4,702
Accrued expenses	27,117	23,759	27,640

Total current liabilities	70,793	65,200	90,634
Revolving credit facility	9,648	24,724	—
Long-term debt	209,795	319,300	313,493
Deferred income taxes	91,706	93,994	93,256
Other long-term liabilities	3,321	2,728	2,913

Total liabilities	385,263	505,946	500,296

Stockholders’ equity:
Preferred stock – 50,000,000, 0 and 0 shares authorized, respectively, at $0.001 par value; no shares issued	—	—	—
Common stock:
Class A – 0, 85,000,000 and 85,000,000 shares authorized, respectively, at $0.001 par value; 0, 48,203,515 and 48,203,515 shares issued, respectively	—	48	48
Class B – 0, 8,750,000 and 8,750,000 shares authorized, respectively, at $0.001 par value; no shares issued	—	—	—
Common stock – 500,000,000, 0 and 0 shares authorized, respectively, at $0.001 par value; 58,471,865, 0 and 0 shares issued, respectively	58	—	—
Additional paid-in capital	530,317	391,179	393,078
Retained earnings	2,835	6,879	23,738
Treasury – common stock, at cost; 8,625, 0 and 2,875 shares, respectively	(86)	—	(29)

Total stockholders’ equity	533,124	398,106	416,835

Total liabilities and stockholders’ equity	$918,387	$904,052	$917,131

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$181,933	$152,910	$344,403	$287,305
Cost of sales	111,875	93,718	210,302	172,698

Gross profit	70,058	59,192	134,101	114,607
Selling, general and administrative expenses	49,575	42,049	95,446	82,003
Depreciation and amortization expenses	1,760	1,794	3,455	3,518
Pre-opening expenses	1,882	1,334	2,872	3,054

Operating income	16,841	14,015	32,328	26,032
Interest expense, net	4,423	4,720	8,997	9,042
Loss on extinguishment of debt	2,351	—	2,351	671

Income before income taxes	10,067	9,295	20,980	16,319
Income tax expense	3,715	3,567	7,967	6,263

Net income	$6,352	$5,728	$13,013	$10,056

Earnings per common share:
Basic	$0.13	$0.12	$0.26	$0.21
Diluted	$0.12	$0.12	$0.26	$0.21
Weighted-average common shares outstanding:
Basic	50,102,137	48,203,515	49,149,335	48,203,515
Diluted	52,056,945	48,203,515	50,800,577	48,203,515

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock – Class A		Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 1, 2014	48,203,515	$48	—	$—	—	$—	$423,668	$20,423	$444,139
Dividend paid ($1.20 per share)	—	—	—	—	—	—	(34,351)	(23,600)	(57,951)
Stock-based compensation expense	—	—	—	—	—	—	1,862	—	1,862
Net income	—	—	—	—	—	—	—	10,056	10,056

Balance as of August 2, 2014	48,203,515	$48	—	$—	—	$—	$391,179	$6,879	$398,106

Balance as of January 31, 2015	48,203,515	$48	—	$—	(2,875)	$(29)	$393,078	$23,738	$416,835
Purchase of treasury stock	—	—	—	—	(5,750)	(57)	—	—	(57)
Proceeds from stock options exercised	4,600	—	—	—	—	—	34		34
Conversion of Class A and Class B common stock to a single class of common stock	(48,208,115)	(48)	48,208,115	48			—	—	—
Proceeds from issuance of common stock, net of expenses	—	—	10,263,750	10	—	—	149,841		149,851
Dividend paid ($1.01 per share)	—	—	—	—	—	—	(14,932)	(33,916)	(48,848)
Stock-based compensation expense	—	—	—	—	—	—	2,296	—	2,296
Net income	—	—	—	—	—	—	—	13,013	13,013

Balance as of August 1, 2015	—	$—	58,471,865	$58	(8,625)	$(86)	$530,317	$2,835	$533,124

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six weeks ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income	$13,013	$10,056
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,317	3,866
Amortization of debt issuance costs	698	713
Amortization of original issue discount	260	268
Loss on extinguishment of debt	2,351	671
Amortization of intangibles	226	432
Gain on disposal of assets	—	(25)
Deferred income tax benefit	(1,706)	(1,277)
Deferred rent expense	578	635
Stock-based compensation expense	2,296	1,862
Changes in operating assets and liabilities:
Inventories	(17,370)	(28,061)
Accounts receivable	(252)	7
Prepaid expenses and other assets	(3,485)	(62)
Accounts payable	(10,664)	33
Income taxes payable	(4,960)	(6,579)
Accrued expenses and other liabilities	(2,457)	(1,978)

Net cash used in operating activities	(17,155)	(19,439)

Cash flows from investing activities:
Purchases of property and equipment	(6,024)	(9,848)
Proceeds from sale of property and equipment	23	38

Net cash used in investing activities	(6,001)	(9,810)

Cash flows from financing activities:
Borrowings on revolving credit facility	255,164	327,779
Repayments on revolving credit facility	(245,516)	(303,055)
Borrowings on term loan	—	59,592
Repayments on term loan	(109,254)	(5,938)
Proceeds from issuance of common stock, net of expenses	151,615	—
Proceeds from stock option exercise	34	—
Payment of debt issuance costs	(1,152)	(2,049)
Payment of dividend	(48,848)	(57,951)
Purchase of treasury stock	(57)	—

Net cash provided by financing activities	1,986	18,378

Net decrease in cash	(21,170)	(10,871)
Cash at the beginning of the period	21,952	12,166

Cash at the end of the period	$782	$1,295

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,017	$7,666
Income taxes	$14,645	$14,120

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2015 and August 2, 2014

(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc., operates through its sole operating subsidiary, Ollie’s Bargain Outlet, Inc., a chain of retail stores which offer brand name products at deeply discounted and closeout prices across a broad selection of product categories. Ollie’s Bargain Outlet Holdings, Inc. together with its subsidiaries will be referenced herein as the Company or Ollie’s. Ollie’s principally buys overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, and other retailers. In addition, the Company augments brand name closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide a consistent assortment of value-priced goods in select key merchandise categories.

Since the first store opened in 1982, the Company has grown to 187 Ollie’s Bargain Outlet retail locations as of August 1, 2015 compared to 167 locations as of August 2, 2014. Ollie’s Bargain Outlet retail locations are currently located in 16 states (Alabama, Delaware, Georgia, Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia).

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearest to January 31st. References to the fiscal year ended January 31, 2015 refer to the period from February 2, 2014 to January 31, 2015. The fiscal quarters ended August 1, 2015 and August 2, 2014 refer to the thirteen weeks from May 3, 2015 to August 1, 2015 and from May 4, 2014 to August 2, 2014, respectively. The year-to-date periods ended August 1, 2015 and August 2, 2014 refer to the twenty-six weeks from February 1, 2015 to August 1, 2015 and from February 2, 2014 to August 2, 2014, respectively.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for all periods presented. The condensed consolidated balance sheets as of August 1, 2015 and August 2, 2014, the condensed consolidated statements of income for the thirteen week and twenty-six weeks ended August 1, 2015 and August 2, 2014, the condensed consolidated statements of stockholders’ equity and cash flows for the twenty-six weeks ended August 1, 2015 and August 2, 2014 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for the year ending January 30, 2016 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2015 and August 2, 2014

(Unaudited)

The Company’s balance sheet as of January 31, 2015, presented herein, has been derived from the audited balance sheet included in the Company’s prospectus, dated July 15, 2015 related to the Company’s initial public offering (“IPO”) and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, and referred to herein as the “Prospectus,” but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for the fiscal year ended January 31, 2015 and footnotes thereto included in the Prospectus.

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

(d)	Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Fair Value Disclosures

Fair value is defined as the price which the Company would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

•	Level 1 inputs are quoted prices available for identical assets and liabilities in active markets.

•	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs which are observable or can be corroborated by observable market data.

•	Level 3 inputs are less observable and reflect the Company’s assumptions.

Ollie’s financial instruments consist of cash, accounts receivable, accounts payable, revolving credit facility and our term loan. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of their short maturities. The carrying amount of the revolving credit facility and term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

(f)	Supplemental Cash Flow Information

As of August 1, 2015 and August 2, 2014, capital expenditures of $0.9 million and $0.8 million, respectively, had been incurred but not yet paid in cash and, accordingly, were accrued in accounts payable and accrued expenses.

As of August 1, 2015, IPO related expenses of $1.8 million have been incurred but not yet paid in cash and, accordingly, were included in accrued expenses.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2015 and August 2, 2014

(Unaudited)

(g)	Stock Split

On June 17, 2015, the Company effected a stock split of the Company’s common stock at a ratio of 115 shares for every share previously held. All common stock share and common stock per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the stock split.

(h)	Initial Public Offering

On July 15, 2015, the Company priced its initial public offering of 8,925,000 shares of its common stock. In addition, on July 17, 2015, the underwriters of the IPO exercised their option to purchase an additional 1,338,750 shares of common stock from the Company. As a result, 10,263,750 shares of common stock were issued and sold by the Company at a price of $16.00 per share.

As a result of the IPO, the Company received net proceeds of $153.1 million, after deducting the underwriting fees of $11.1 million. The Company used the net proceeds from the IPO to pay off outstanding borrowings under the Revolving Credit Facility and a portion of the outstanding principal balance of the Term Loan. See Note 4, “Debt Obligations and Financing Arrangements”.

Immediately prior to the IPO, the Company amended and restated its certificate of incorporation to reflect the conversion of all Class B common stock to Class A common stock. In addition, all shares of Class A common stock were recapitalized into a single class of common stock. As part of the IPO, the Company increased its authorized common stock shares to 500,000,000 at $0.001 par value per share and authorized 50,000,000 shares of preferred stock at $0.001 par value per share.

(2)	Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed exercise of stock options into shares of common stock as if those stock options were exercised.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2015 and August 2, 2014

(Unaudited)

The following table summarizes those effects for the diluted net income per common share calculation (in thousands, except share and per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$6,352	$5,728	$13,013	$10,056

Weighted average number of common shares outstanding – Basic	50,102,137	48,203,515	49,149,335	48,203,515
Incremental shares from the assumed exercise of outstanding stock options	1,954,808	—	1,651,242	—

Weighted average number of common shares outstanding – Diluted	52,056,945	48,203,515	50,800,577	48,203,515

Earnings per common share – Basic	$0.13	$0.12	$0.26	$0.21

Earnings per common share – Diluted	$0.12	$0.12	$0.26	$0.21

Weighted average stock option shares totaling 884,582 and 5,837,760 for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively, and 702,526 and 5,650,784 for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(3)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	August 1, 2015	August 2, 2014	January 31, 2015
Accrued compensation and benefits	$5,906	$4,717	$8,307
Sales and use taxes	1,815	1,267	1,273
Accrued real estate related	1,967	1,300	1,631
Accrued insurance	2,820	1,790	2,134
Accrued advertising	1,723	826	3,421
Accrued interest	199	4,059	178
Accrued freight	3,905	2,917	2,766
Other	8,782	6,883	7,930

	$27,117	$23,759	$27,640

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2015 and August 2, 2014

(Unaudited)

(4)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	August 1, 2015	August 2, 2014	January 31, 2015
Term loan	$213,111	$322,650	$321,287
Capital leases	56	—	—

Total debt	213,167	322,650	321,287
Less: current portion	(3,372)	(3,350)	(7,794)

Long-term debt	$209,795	$319,300	$313,493

The Company has two credit agreements in place including a Term Loan and a Revolving Credit Facility. As of August 1, 2015, August 2, 2014, and January 31, 2015 the amounts outstanding under the Term Loan, are net of unamortized original issue discount of $1.7 million, $3.1 million and $2.8 million, respectively.

The variable methods of determining interest rates for the Term Loan, calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, the Eurodollar Rate plus 1.00%, or 2.00%; plus the Applicable Margin. The Term Loan also allows for Eurodollar Loans with a floor of 1.00%, plus the Applicable Margin. The Applicable Margin is 2.75% for a Base Rate Loan and 3.75% for a Eurodollar Loan. As of August 1, 2015 and August 2, 2014, the interest rate on outstanding borrowings under the Term Loan was 4.75%.

On April 11, 2014, the Company entered into a Second Amendment to the Term Loan which allowed the Company to borrow an additional principal amount of $60.0 million. The primary purpose of the additional term loan borrowing was to distribute $58.0 million as a cash dividend to common shareholders as consented by the original Term Loan lenders. The total dividend amount was recorded as a reduction of retained earnings of $23.6 million to reduce the retained earnings balance as of the dividend date to zero and the additional $34.4 million was recorded as a reduction of additional paid-in capital. The proceeds received were net of $2.0 million, of which $1.3 million was recognized as deferred financing fees, $0.4 million was recorded as additional original issue discount, and $0.3 million was recognized as selling, general and administrative expenses. In connection with this amendment, $0.4 million of debt issuance cost and $0.2 million of original issue discount were accelerated on the date of the amendment and included within the loss on the extinguishment of debt.

On May 27, 2015, the Company amended the Term Loan and Revolving Credit Facility to, among other things, increase the size of the Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of the Company’s outstanding common stock. On May 27, 2015, the Company borrowed $50.0 million under the Revolving Credit Facility and the proceeds were used to pay an aggregate cash dividend of $48.8 million to holders of outstanding common stock. The total dividend amount was recorded as a reduction of retained earnings of $33.9 million to reduce the retained earnings balance as of the dividend date to zero and the additional $14.9 million was recorded as a reduction of additional paid-in capital.

In July 2015, the Company repaid $50.0 million on the Revolving Credit Facility and $103.1 million of principal on the Term Loan using proceeds from the IPO. In connection with this repayment, $1.5 million of debt issuance costs and $0.8 million of original issue discount were written off and included the loss on extinguishment of debt.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2015 and August 2, 2014

(Unaudited)

Under the terms of the Revolving Credit Facility, as of August 1, 2015 the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $125.0 million. The Revolving Credit Facility includes a $25.0 million sub-facility for letters of credit and a $20.0 million swingline loan facility. The Revolving Credit Facility includes variable methods of determining interest rates, calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the Eurodollar Rate plus 1.00%; plus Applicable Margin (which could range from 0.75% to 1.25%). Under the terms of the Revolving Credit Facility, the Applicable Margin may fluctuate subject to periodic measurements of average availability, as defined. The Revolving Credit Facility also allows for Eurodollar Loans comprised of the Eurodollar Base Rate plus Applicable Margin (which could range from 1.75% to 2.25%).

As of August 1, 2015, Ollie’s had $9.6 million of outstanding borrowings under the Revolving Credit Facility, with $111.2 million of borrowing availability, letter of credit commitments of $3.9 million and $0.2 million of rent reserves. The interest rate applicable to the outstanding borrowings as of August 1, 2015 is 4.00%. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

The Revolving Credit Facility and Term Loan are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The Company was in compliance with all terms of the agreements during and as of the twenty-six weeks ended August 1, 2015 and August 2, 2014.

(5)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen weeks and twenty-six weeks ended August 1, 2015 were 36.9% and 38.0%, respectively. The effective tax rates for the thirteen weeks and twenty-six weeks ended August 2, 2014 was 38.4%. The effective tax rate for the thirteen weeks and twenty-six weeks ended August 1, 2015 were lower than the prior year effective tax rates primarily as a result of a discrete tax benefit related to a reduction in the effective rate associated with the net deferred income tax liabilities as of August 1, 2015.

(6)	Commitments and Contingencies

During the twenty-six weeks ended August 1, 2015, 15 new store leases commenced. The fully executed leases have initial terms between five to seven years with options to renew for two or three successive five-year periods which have future minimum lease payments totaling approximately $15.2 million.

From time to time we may be involved in claims and legal actions that arise in the ordinary course of our business. We cannot predict the outcome of any litigation or suit that we are a party to. However, we do not believe that an unfavorable decision of any of the current claims or legal actions against us, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

(7)	Equity Incentive Plans

During 2012, Ollie’s established an equity incentive plan (the “2012 Plan”), under which stock options were granted to executive officers and key employees as deemed appropriate under the provisions of the 2012 Plan, with an exercise price at the fair value of the underlying stock on the date of grant. The vesting period for options granted under the 2012 Plan is five years (20% ratably per year). Options granted under the 2012 Plan are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. The Company uses authorized and unissued shares to satisfy share award exercise. As of July 15, 2015, the date of the pricing of the IPO, no additional equity grants will be made under the 2012 Plan.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2015 and August 2, 2014

(Unaudited)

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee. The exercise price for stock options is determined at the fair value on the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. The Company uses authorized and unissued shares to satisfy share award exercises. As of August 1, 2015, 4,673,250 shares were available for grant under the 2015 Plan.

A summary of the Company’s stock option activity and related information for the twenty-six weeks ended August 1, 2015, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 31, 2015	6,010,475	$6.66
Granted	1,347,250	13.45
Forfeited	(31,050)	6.94
Exercised	(4,600)	7.49

Outstanding at August 1, 2015	7,322,075	7.91	7.9

Exercisable at August 1, 2015	2,171,430	6.54	7.3

Pursuant to the anti-dilutive clause in the 2012 Plan, the option exercise price for all options issued prior to the May 27, 2015 dividend were reduced. The exercise prices in the above table have been adjusted retroactively to reflect the reductions.

The compensation cost which has been recorded within selling, general and administrative expenses for the Company’s equity incentive plans was $1.2 million and $2.3 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively and $1.0 million and $1.9 million for the thirteen weeks and twenty-six weeks ended August 2, 2014, respectively.

As of August 1, 2015 and August 2, 2014, there was $16.3 million and $13.2 million, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.2 years and 3.7 years as of August 1, 2015 and August 2, 2014, respectively. Awards with graded vesting are recognized using the straight-line method.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2015 and August 2, 2014

(Unaudited)

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock and for stock options, the expected life of the option and expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected life of stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

The weighted average grant date fair value per option for options granted during the twenty-six weeks ended August 1, 2015 and August 2, 2014 was $5.02 and $3.49, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	August 1, 2015	August 2, 2014
Risk-free interest rate	1.99%	1.88%
Expected dividend yield	—	—
Expected term (years)	6.4 years	6.5 years
Expected volatility	31.69%	29.31%

(8)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s has made $0.6 million in rent payments to such related parties during the twenty-six weeks ended August 1, 2015 and during the twenty-six weeks ended August 2, 2014.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our final prospectus filed with the Securities and Exchange Commission, or SEC, on July 15, 2015. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Company”, “Ollie’s”, “we”, “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. The fiscal quarters or “second quarter” ended August 1, 2015 and August 2, 2014 refer to the thirteen weeks from May 3, 2015 to August 1, 2015 and from May 4, 2014 to August 1, 2014, respectively. The year-to-date periods ended August 1, 2015 and August 2, 2014 refer to the twenty-six weeks from February 1, 2015 to August 1, 2015 and February 2, 2014 to August 2, 2014, respectively. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, or by the inclusion of forecasts or projections, the outlook for the Company’s future business, prospects, financial performance, industry outlook, our 2015 business outlook and financial guidance. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our failure to adequately manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our ability to manage our inventory balances; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the loss of, or disruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; the risks associated with doing business with international manufacturers; changes in government regulations, procedures and requirements; and our ability to service our indebtedness and to comply with our financial covenants together with the other factors set forth under “Item 1A – Risk Factors” in our filings with the United States Securities and Exchange Commission (“SEC”), including our prospectus. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Ollie’s undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices. Known for our assortment of product offered “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including housewares, food, books and stationery, bed and bath, floor coverings, toys and hardware. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states. In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer. Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 187 stores located in 16 states as of August 1, 2015.

Our stores are supported by two distribution centers in York, PA and Commerce, GA, which we believe can support between 375 to 400 stores. We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

•	opening two new distribution centers since 2011 with a total capacity of approximately 1.6 million square feet; and

•	investing in information technology, accounting systems, and warehouse management systems.

Our business model has produced consistent and predictable store growth over the past several years, during both strong and weaker economic cycles. We plan to continue to enhance our competitive positioning and drive growth in sales and profitability by executing on the following strategies:

•	growing our store base;

•	increasing our offerings of great bargains; and

•	leveraging and expanding Ollie’s Army.

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns. Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. We target new stores sales of $3.7 million and an expected cash-on-cash return of approximately 55% in the first 12 months of operations and payback of approximately two years.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores. The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins. In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business. Our new stores traditionally reach normalized sales after three full years of operations. We plan to achieve continued net sales growth, including comparable stores sales, by adding additional stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers. We also plan to leverage and expand our Ollie’s Army database marketing strategies. In addition, we plan to continue to manage our selling, general and administrative expenses for both our comparable and non-comparable store base by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

Our ability to grow and our results of operations may be impacted by additional factors and uncertainties, such as consumer spending habits, which are subject to macroeconomic conditions and changes in discretionary income. Our customers’ discretionary income is primarily impacted by gas prices, wages and consumer trends and preferences, which fluctuate depending on the environment. The potential consolidation of our competitors or other changes in our competitive landscape could also impact our results of operations or our ability, even though we compete with a broad range of retailers.

Our key competitive advantage is our direct buying relationships with many major manufacturers, wholesalers, distributors, brokers and retailers for our brand name and closeout products and unbranded goods. We also augment our product mix with private label brands. As we continue to grow, we believe our increased scale will provide us with even greater access to brand name and closeout products as major manufacturers seek a single buyer to acquire an entire deal.

How We Assess the Performance of Our Business and Key Line Items

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use are, number of new stores, net sales, comparable store sales, gross profit and gross margin, selling, general and administrative expenses, pre-opening expenses, operating income and Adjusted EBITDA.

Number of New Stores

The number of new stores reflects the number of stores opened during a particular reporting period. Before we open new stores, we make initial capital investments in fixtures, equipment and inventory, which we amortize over time, and we incur pre-opening expenses described below under “Pre-Opening Expenses.”

We expect to open 25 to 30 new stores and close one store in fiscal year 2015, of which we opened 12 stores and closed one store in the twenty-six weeks ended August 1, 2015. We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are between five to seven years with options to renew for two or three successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

Net Sales

Net sales constitute gross sales net of returns and sales tax. Net sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.” Growth of our net sales is primarily driven by expansion of our store base in existing and new markets. As we continue to grow, we believe we will have greater access to brand name and closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers. Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

The spending habits of our customers are subject to macroeconomic conditions and changes in discretionary income. Our customers’ discretionary income is primarily impacted by gas prices, wages, and consumer trends and preferences, which fluctuate depending on the environment. However, because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by economic cycles which correspond with declines in general consumer spending habits and we benefit from periods of increased consumer spending.

Comparable Store Sales

Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales consists of net sales from our stores beginning on the first day of the sixteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. Comparable store sales are impacted by the same factors that impact net sales. As of August 1, 2015 and August 2, 2014, there were 159 and 133 stores, respectively, in our comparable store base. For the thirteen weeks ended August 1, 2015 and August 2, 2014 our comparable stores generated average net sales per store of $ 1.0 million and Store Level Adjusted EBTIDA margin of 15.6% and 14.8%, respectively. For the twenty-six weeks ended August 1, 2015 and August 2, 2014 our comparable stores generated average net sales per store of $1.9 million and $1.8 million, respectively, and Store Level Adjusted EBTIDA margin of 15.2%.

Comparable stores include the following:

•	stores which have been remodeled while remaining open;

•	stores that are closed for five or fewer days in any fiscal month;

•	stores that are closed temporarily and relocated within their respective trade areas; and

•	stores that have expanded, but are not significantly different in size, within their current locations.

Non-comparable store sales consist of new store sales and sales for stores not open for a full 15 months. Stores which are closed temporarily, but for more than five days in any fiscal month, are included in non-comparable store sales beginning in the fiscal month in which the temporary closure begins until the first full month of operation once the store re-opens, at which time they are included in comparable store sales.

Opening new stores is the primary component of our growth strategy and as we continue to execute on our growth strategy, we expect a significant portion of our sales growth will be attributable to non-comparable store sales. Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy.

Gross Profit and Gross Margin

Gross profit is equal to our net sales less our cost of sales. Cost of sales includes merchandise costs, transportation costs, inventory markdowns, shrink, and certain distribution, warehousing and storage costs, including depreciation. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit.

In addition, our gross profit margin is impacted by product mix, as some products generally provide higher gross margins, by our merchandise mix and availability, and by our merchandise cost, which can vary.

Our gross profit is variable in nature and generally follows changes in net sales. We regularly analyze the components of gross profit, as well as gross profit as a percentage of sales. Specifically, our product margin and merchandise mix is reviewed by our merchant team and senior management, ensuring strict adherence to internal margin goals. Our disciplined buying approach has produced consistent gross margins and we believe mitigates adverse impacts on gross profit and results of operation.

The components of our cost of sales may not be comparable to the components of cost of sales or similar measures of our competitors and other retailers. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors and other retailers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of payroll and benefits for store, field support and support center associates. Selling, general and administrative expenses also include marketing and advertising, occupancy, utilities, supplies, credit card processing fees, insurance and professional services. The components of our selling, general and administrative expense remain relatively consistent per store and for each new store opening. Consolidated selling, general and administrative expenses generally increase as we grow our store base and as our net sales increase. A significant portion of our expenses is primarily fixed in nature, and we expect to continue to maintain strict discipline while carefully monitoring selling, general and administrative expenses as a percentage of net sales.

The components of our selling, general and administrative expenses may not be comparable to the components of similar measures of other retailers. We expect that our selling, general and administrative expenses will increase in future periods with future growth and in part due to additional legal, accounting, insurance, and other expenses as a result of being a public company, including compliance with the Sarbanes-Oxley Act and related rules and regulations.

Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers. For new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs. Pre-opening expenses for new stores are expensed as they are incurred, which is typically within 30 to 45 days of opening a new store. For distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses and occupancy costs.

Operating Income

Operating income is gross profit less selling, general and administrative expenses, depreciation and amortization and pre-opening expenses. Operating income excludes interest expense, net and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to evaluate our performance in connection with compensation decisions and to compare our performance against that of other peer companies using similar measures.

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes. Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock based compensation expense, pre-opening expenses, non-cash purchase accounting items, debt financing expenses and other expenses, which we do not consider representative of our ongoing operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations”.

Factors Affecting the Comparability of our Results of Operations

Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Historical Results

Historical results are not necessarily indicative of the results to be expected for any future period.

Financing Transactions and Payments to Stockholders

On February 26, 2013, the credit agreements governing our Senior Secured Credit Facilities were amended to reduce the interest rate margin applicable to borrowings under the Term Loan Facility, to provide for additional loans under the Term Loan Facility in an aggregate principal amount of $50.0 million and to permit a share repurchase. We used the proceeds of the additional Term Loan Facility borrowings to repurchase shares of Class A Common Stock from affiliates of CCMP Capital Advisors, LLC (“CCMP”), our majority stockholder, for an aggregate purchase price of $46.2 million. We incurred various arrangement fees and legal fees totaling $1.6 million in connection with this amendment, of which $1.1 million was recorded as deferred financing fees and $0.5 million was recognized as selling, general and administrative expense on the date of the amendment. In connection with this amendment, $1.1 million of debt issuance cost and $0.4 million of original issue discount was accelerated on the date of the amendment and included within loss on extinguishment of debt.

On April 11, 2014, we entered into a Second Amendment to the Term Loan Facility, which allowed additional borrowings in an aggregate principal amount of $60.0 million. The primary purpose of the additional Term Loan Facility borrowing was to distribute $58.0 million as a special cash dividend to common stockholders as consented by the original Term Loan Facility lenders. The proceeds received were net of $2.0 million in fees, of which $1.3 million was recognized as deferred financing fees, $0.4 million was recorded as additional original issue discount, and $0.3 million was recognized as selling, general and administrative expenses. In connection with this amendment, $0.4 million of debt issuance cost and $0.2 million of original issue discount were accelerated on the date of the amendment and included within loss on extinguishment of debt.

On May 27, 2015 we amended the credit agreements governing our Senior Secured Credit Facilities to, among other things, increase the size of the Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of our outstanding common stock. We also drew $50.0 million of borrowings on the Revolving Credit Facility, the proceeds of which were used to pay an aggregate cash dividend of $48.8 million to holders of our common stock.

On July 15, 2015, we priced our initial public offering (“IPO”) of 8,925,000 shares of our common stock. As a result of the IPO, we received net proceeds of $153.1 million, after deducting the underwriting fees of $11.1 million. We used the net proceeds from the IPO to pay off outstanding borrowings under the Revolving Credit Facility and a portion of the outstanding principal balance of the Term Loan Facility.

Store Openings

During the thirteen weeks ended August 1, 2015, we opened seven new stores and closed one store. During the thirteen weeks ended August 2, 2014 we opened six new stores. In the twenty-six weeks ended August 1, 2015 and August 2, 2014, we opened 12 new stores and closed one store and opened 13 new stores, respectively. In connection with these store openings, we incurred pre-opening expenses of $1.9 million and $1.3 million for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively, and $2.9 million and $2.7 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.

Distribution Center

In April 2014, we opened our second distribution center, located in Commerce, GA. We incurred certain start-up costs related to the opening of this distribution center, including costs associated with securing the 962,280 square foot site and entering into the lease arrangements. As of May 2, 2015, we were entitled to occupy 554,040 square feet of the facility and are under a lease obligation to incrementally add square footage up to 962,280 square feet through November 2017. For the twenty-six weeks ended August 2, 2014, we also incurred additional costs of $0.3 million associated with the opening and start-up of the Commerce, GA distribution center. In addition, we incurred costs related to hiring and training new associates for this distribution center. We expect to make additional expenditures related to our utilization of this additional space in fiscal years 2015 through 2017.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for the thirteen weeks ended August 1, 2015 and August 2, 2014 and twenty-six weeks ended August 1, 2015 and August 2, 2014 from our unaudited condensed consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	( dollars in thousands)
Consolidated statement of income data:
Net sales	$181,933	$152,910	$344,403	$287,305
Cost of sales	111,875	93,718	210,302	172,698

Gross profit	70,058	59,192	134,101	114,607
Selling, general and administrative expenses	49,575	42,049	95,446	82,003
Depreciation and amortization expenses	1,760	1,794	3,455	3,518
Pre-opening expenses	1,882	1,334	2,872	3,054

Operating income	16,841	14,015	32,328	26,032
Interest expense, net	4,423	4,720	8,997	9,042
Loss on extinguishment of debt	2,351	—	2,351	671

Income before income taxes	10,067	9,295	20,980	16,319
Income tax expense	3,715	3,567	7,967	6,263

Net income	$6,352	$5,728	$13,013	$10,056

Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	61.3	61.1	60.1

Gross profit	38.5	38.7	38.9	39.9
Selling, general and administrative expenses	27.2	27.5	27.7	28.5
Depreciation and amortization expenses	1.0	1.2	1.0	1.2
Pre-opening expenses	1.0	0.9	0.8	1.1

Operating income	9.3	9.2	9.4	9.1
Interest expense, net	2.4	3.1	2.6	3.1
Loss on extinguishment of debt	1.3	—	0.7	0.2

Income before income taxes	5.5	6.1	6.1	5.7
Income tax expense	2.0	2.3	2.3	2.2

Net income	3.5%	3.7%	3.8%	3.5%

Select Operating Data:
Number of new stores	7	6	12	13
Number of store closings	(1)	—	(1)	—

Number of stores open at end of period	187	167	187	167

Average net sales per store (2)	$986	$929	$1,899	$1,777

Comparable stores sales change	7.8%	3.8%	8.3%	0.5%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in a fiscal year.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(dollars in thousands)
Net Income	$6,352	$5,728	$13,013	$10,056
Interest expense, net	4,423	4,720	8,997	9,042
Loss on extinguishment of debt	2,351	—	2,351	671
Depreciation and amortization expenses (1)	2,305	2,206	4,543	4,298
Income tax expense	3,715	3,567	7,967	6,263

EBITDA	19,146	16,221	36,871	30,330
Non-cash stock based compensation expense	1,209	962	2,296	1,862
Pre-opening expenses (2)	1,882	1,334	2,872	3,054
Non-cash purchase accounting items (3)	(81)	(97)	(167)	(198)
Transaction related expenses (4)	322	—	322	—
Debt financing expenses (5)	—	—	—	445

Adjusted EBITDA	$22,478	$18,420	$42,194	$35,493

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.
(2)	Represents expenses of opening new stores and distribution centers. For new stores, pre-opening expenses includes grand opening, advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs. For distribution centers, pre-opening expenses primarily includes inventory transportation costs, employee travel expenses and occupancy costs.
(3)	In September 2012 we were acquired by affiliates of CCMP, along with certain members of management (the “CCMP Acquisition”). Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.
(4)	Represents professional services and one time compensation expenses related to the IPO.
(5)	Represents fees and expenses related to amendments to our Senior Secured Credit Facilities.

Second Quarter 2015 Compared to Second Quarter 2014

Net Sales

Net sales increased to $181.9 million in the thirteen weeks ended August 1, 2015 from $152.9 million in the thirteen weeks ended August 2, 2014, an increase of $29.0 million, or 19.0%. The increase was the result of a comparable store sales increase of $11.2 million, or 7.8% and a non-comparable store sales increase of $17.8 million. The increase in non-comparable store sales was primarily driven by the increase in the number of stores which opened in fiscal year 2014 and the 12 new stores which opened during the twenty-six weeks ended August 1, 2015. We plan to open 13 to 18 additional stores during the remainder of the fiscal year.

Comparable store sales increased 7.8% for the thirteen weeks ended August 1, 2015 compared to a 3.8% increase for the thirteen weeks ended August 2, 2014. The increase in comparable store sales was driven by strong sales in lawn and garden, food, electronics, bed and bath, and hardware departments. In addition, favorable weather during the thirteen weeks ended August 1, 2015 also helped increase sales in seasonal departments.

Cost of Sales

Cost of sales increased to $111.9 million in the thirteen weeks ended August 1, 2015 from $93.7 million in the thirteen weeks ended August 2, 2014, an increase of $18.2 million, or 19.4%. The increase in cost of sales was primarily the result of increases in net sales and, to a lesser extent, combined increases in distribution and transportation expenses.

Gross Profit and Gross Margin

Gross profit increased to $70.1 million in the thirteen weeks ended August 1, 2015 from $59.2 million in the thirteen weeks ended August 2, 2014, an increase of $10.9 million, or 18.4%. Gross margin decreased to 38.5% in the thirteen weeks ended August 1, 2015 from 38.7% for the thirteen weeks ended August 2, 2014, a decrease of 20 basis points. The decrease in gross margin was primarily the result of the combined increase in distribution and transportation expenses, which was partially offset by favorable increases in our merchandise margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $49.6 million in the thirteen weeks ended August 1, 2015 from $42.0 million in the thirteen weeks ended August 2, 2014, an increase of $7.5 million, or 17.9%. As a percentage of net sales, selling, general and administrative expenses decreased 25 basis points to 27.2% in the thirteen weeks ended August 1, 2015 compared to 27.5% in the thirteen weeks ended August 2, 2014. The increase in selling, general and administrative expenses was primarily the result of increases in selling expenses of $6.1 million related to new store growth. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses, as well as, additional expenses related to general and administrative expenses, public company expenses and costs related to our IPO.

Pre-Opening Expenses

Pre-opening expenses increased to $1.9 million in the thirteen weeks ended August 1, 2015 from $1.3 million in the thirteen weeks ended August 2, 2014, an increase of less than $0.6 million, or 41.1%. The increase is due to an additional store opening during the thirteen weeks ended August 1, 2015 and the timing of new store openings.

Interest Expense, Net

Net interest expense decreased to $4.4 million in the thirteen weeks ended August 1, 2015 from $4.7 million in the thirteen weeks ended August 2, 2014, a decrease of $0.3 million. The decrease in interest expense is primarily the result of the decrease in the term loan balance for the thirteen weeks ended August 1, 2015.

Loss on extinguishment of debt

Loss on extinguishment of debt was $2.4 million for the thirteen weeks ended August 1, 2015 which represents the write off of debt issuance costs and original issue discount due to the pay down of a portion of the Term Loan Facility using the proceeds from the IPO.

Income Tax Expense

Income tax expense for the thirteen weeks ended August 1, 2015 was $3.7 million compared to $3.6 million for the thirteen weeks ended August 2, 2014, an increase of $0.1 million, or 4.1%. This increase in income tax expense was primarily the result of a $0.8 million increase in pre-tax income offset by a favorable tax rate. Our effective tax rate was 36.9% during the thirteen weeks ended August 1, 2015 compared to 38.4% during the thirteen weeks ended August 2, 2014. The effective tax rate for the thirteen weeks ended August 1, 2015 was lower than the prior year effective tax rates primarily as a result of discrete tax benefit related to a reduction in the effective rate associated with the net deferred income tax liabilities as of August 1, 2015.

Net Income

As a result of the foregoing, net income increased to $6.4 million in the thirteen weeks ended August 1, 2015 from $5.7 million in the thirteen weeks ended August 2, 2014, an increase of $0.6 million, or 10.9%.

Adjusted EBITDA

Adjusted EBITDA increased to $22.5 million for the thirteen weeks ended August 1, 2015 from $18.4 million for the thirteen weeks ended August 2, 2014, an increase of $4.1 million, or 22.0%. The increase in Adjusted EBITDA for the thirteen weeks ended August 1, 2015 is due to an increase in net sales which was driven by a 7.8% increase in comparable store sales and a 12.0% increase in store count over the thirteen weeks ended August 2, 2014. As a result of the sales increase, we were able to leverage the 25 basis point decrease in our selling, general and administrative expenses as a percentage of net sales for the thirteen weeks ended August 1, 2015 to improve our Adjusted EBITDA compared to the same period last year.

Twenty-six weeks 2015 Compared to Twenty-six weeks 2014

Net Sales

Net sales increased to $344.4 million for the twenty-six weeks 2014 from $287.3 million for the twenty-six weeks August 2, 2014, an increase of $57.1 million, or 19.9%. The increase was the result of a comparable store sales increase of $22.5 million, and an increase in non-comparable store sales of $34.6 million. Our increase in non-comparable store sales was primarily driven by the timing of new stores, which opened for the twenty-six weeks ended August 2, 2014, but were not open for a full 15 months during the twenty-six weeks ended August 1, 2015, as well as 12 new stores opened during the twenty-six weeks ended August 1, 2015.

Comparable store sales increased 8.3% for the twenty-six weeks ended August 1, 2015 compared to a 0.5% increase for the twenty-six weeks ended August 2, 2014. The increase in comparable store sales was primarily driven by increased sales volume and price in certain popular food items, which represent a growing part of our business and a larger portion of our product mix during the twenty-six weeks ended August 1, 2015. Favorable weather during the twenty-six weeks ended August 1, 2015 also impacted our sales volumes in summer furniture, seasonal electronics, and lawn and garden departments. In addition, we experienced increases in candy sales due to a special opportunistic purchase of seasonal Easter holiday products as compared to the prior year period. Comparable store sales volumes were also favorably impacted by opportunistic sourcing and sale of certain popular products in other departments, including electronics, hardware, stationery and sporting goods compared to the prior year period.

Cost of Sales

Cost of sales increased to $210.3 million for the twenty-six weeks August 1, 2015 from $172.7 million for the twenty-six weeks August 2, 2014, an increase of $37.6 million, or 21.8%. The increase in cost of sales was primarily a result of increased store base and to a lesser extent increased transportation and distribution expenses.

Gross Profit and Gross Margin

Gross profit increased to $134.1 million for the twenty-six weeks ended August 1, 2015 from $114.6 million for the twenty-six weeks ended August 2, 2014, an increase of $19.5 million, or 17.0%. The increase in gross profit was primarily the result of new store growth and increases in comparable store sales. Our gross margin decreased to 38.9% for the twenty-six weeks ended August 1, 2015 from 39.9% for the twenty-six weeks ended August 2, 2014, a decrease of 95 basis points. The decrease in gross margin was primarily attributable to increased distribution center costs for the twenty-six weeks ended August 1, 2015 and was partially offset by favorable increases in our merchandise margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $95.4 million for the twenty-six weeks ended August 1, 2015 from $82.0 million for the twenty-six weeks ended August 2, 2014, an increase of $13.4 million, or 16.4%. As a percentage of net sales, selling, general and administrative expenses decreased 83 basis points to 27.7% for the twenty-six weeks ended August 1, 2015 compared to 28.5% for the twenty-six weeks ended August 2, 2014. The increase in selling, general and administrative expenses was primarily the result of increases in store-related expenses of $11.8 million to support new store growth. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses, as well as, additional expenses related to general and administrative expenses, public company expenses and costs related to our IPO.

Pre-Opening Expenses

Pre-opening expenses decreased to $2.9 million for the twenty-six weeks ended August 1, 2015 from $3.1 million for the twenty-six weeks ended August 2, 2014, a decrease of $0.2 million, or approximately 6.0%. The decrease primarily relates to the pre-opening expenses incurred for Commerce, GA distribution center which opened in April 2014 as well as an additional store opening for the twenty-six weeks ended August 2, 2014 as compared to the twenty-six weeks ended August 1, 2015.

Interest Expense, Net

Net interest expense was consistent at $9.0 million in the twenty-six weeks ended August 1, 2015 and August 2, 2014.

Loss on extinguishment of debt

Loss on extinguishment of debt was $2.4 million for the twenty-six weeks ended August 1, 2015 and $0.7 million for the twenty-six weeks ended August 2, 2014. The loss on extinguishment of debt for the twenty-six weeks ended August 1, 2015 represents the write off of debt issuance costs and original issue discount due to the pay down of a portion of the Term Loan Facility using the proceeds from the IPO. The loss on extinguishment of debt for the twenty-six weeks ended August 2, 2014 relates to the debt issuance cost and original issue discount which was written off as a result of the second amendment to the Term Loan Facility which occurred in April 2014.

Income Tax Expense

Income tax expense increased to $8.0 million for the twenty-six weeks ended August 1, 2015 from $6.3 million for the twenty-six weeks ended August 2, 2014, an increase of $1.7 million, or 27.2%. This increase in income tax expense was primarily the result of the $4.7 million increase in pre-tax net income. Our effective tax rate decreased to 38.0% for the twenty-six weeks ended August 1, 2015 from 38.4% for the twenty-six weeks ended August 2, 2014. The effective tax rate for the twenty-six weeks ended August 1, 2015 were lower than the prior year effective tax rates primarily as a result of discrete tax benefit related to a reduction in the effective rate associated with the net deferred income tax liabilities as of August 1, 2015.

Net Income

As a result of the foregoing, net income increased to $13.0 million for the twenty-six weeks ended August 1, 2015 from $10.1 million for the twenty-six weeks ended August 2, 2014, an increase of $3.0 million, or 29.4%.

Adjusted EBITDA

Adjusted EBITDA increased to $42.2 million for the twenty-six weeks ended August 1, 2015 from $35.5 million for the twenty-six weeks ended August 2, 2014, an increase of $6.7 million, or 18.9%. The increase in Adjusted EBITDA for the twenty-six weeks ended August 1, 2015 is due to an increase in net sales which was driven by an 8.3% increase in comparable store sales and a 12.0% increase in store count over the twenty-six weeks ended August 2, 2014. As a result of the sales increase, we were able to leverage the 83 basis point decrease in our selling, general and administrative expenses as a percentage of net sales for the twenty-six weeks ended August 1, 2015 to improve our Adjusted EBITDA compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility. Our primary cash needs are for capital expenditures and working capital. As of August 1, 2015, we had $111.2 million available to borrow under our $125.0 million Revolving Credit Facility and $0.8 million of cash on hand. We had $214.8 million outstanding under our Term Loan Facility. On May 27, 2015 we amended the credit agreements governing our Senior Secured Credit Facilities to, among other things, increase the size of the Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of our outstanding common stock. We also drew $50.0 million of borrowings on the Revolving Credit Facility, the proceeds of which were used to pay an aggregate cash dividend of $48.8 million to holders of our common stock. We repaid borrowings under our Revolving Credit Facility and a portion of our Term Loan Facility with the proceeds of our IPO.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. We plan to spend approximately $13.0 million to $14.5 million for capital expenditures in fiscal year 2015. For the twenty-six weeks ended August 1, 2015 we have spent $6.0 million for capital expenditures compared to $9.8 million for the twenty-six weeks ended August 2, 2014. We expect to fund capital expenditures from net cash provided by operating activities. We expect to spend approximately half of our budgeted capital expenditures in fiscal year 2015 to open 25 to 30 new stores. As of August 1, 2015, we opened 12 new stores. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology in fiscal year 2015.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand and borrowings under our Revolving Credit Facility. When we have used our Revolving Credit Facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of our fourth fiscal quarter. Over the past two fiscal years, to the extent we have drawn on the Revolving Credit Facility, we have paid down the borrowings before the end of December each fiscal year with cash generated during our peak selling season in our fourth fiscal quarter.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, other store operating costs, distribution costs and general and administrative costs. Our working capital requirements fluctuate during the year, rising in our third fiscal quarter as we increase quantities of inventory in anticipation of our peak holiday sales season in our fourth fiscal quarter. Fluctuations in working capital are also driven by the timing of new store openings.

Based on our new store growth plans, we believe our cash position, net cash provided by operating activities and availability under our Revolving Credit Facility, will be adequate to finance our planned capital expenditures, working capital requirements and debt service over the next 12 months and the foreseeable future thereafter. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six weeks ended
	August 1, 2015	August 2, 2014
	(in thousands)
Net cash used in operating activities	$(17,155)	$(19,439)
Net cash used in investing activities	(6,001)	(9,810)
Net cash provided by financing activities	1,986	18,378

Net decrease during period in cash	$(21,170)	$(10,871)

Cash Used In Operating Activities

Net cash used in operating activities for twenty-six weeks ended August 1, 2015 was $17.2 million, a decrease from $19.4 million for the twenty-six weeks ended August 2, 2014. The decrease in net cash used in operating activities for the twenty-six weeks ended August 1, 2015 was primarily due to changes in certain working capital accounts which were partially offset by the increase in cash flows from store performance.

Cash Used in Investing Activities

Net cash used in investing activities for the twenty-six weeks ended August 1, 2015 was $6.0 million, a decrease of $3.8 million compared to the twenty-six weeks ended August 2, 2014. The decrease in cash used in investing activities relates to capital expenditures in 2014 for the new distribution center in Commerce, GA and the timing of new store openings.

Cash Provided By Financing Activities

Net cash provided by financing activities for the twenty-six weeks ended August 1, 2015 and August 2, 2014 was $2.0 million and $18.4 million, respectively. The decrease for the twenty-six weeks ended August 1, 2015 net cash flows provided by financing activities was primarily related to borrowings on the Revolving Credit Facility for our working capital needs during the twenty-six weeks ended August 2, 2014.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our final Prospectus filed with the SEC on July 15, 2015, other than those which occur in the ordinary course of business.

During the twenty-six weeks ended August 1, 2015, 15 new store leases commenced. The fully executed leases have initial terms between five to seven years with options to renew for two or three successive five-year periods which have future minimum lease payments which total approximately $15.2 million. We have also amended the credit agreements governing our Senior Secured Credit Facilities and our borrowings thereunder as set forth above under “Factors Affecting the Comparability of our Results of Operations – Financing Transactions and Payments to Stockholders.”

Off-Balance Sheet Arrangements

Except for operating leases entered into in the normal course of business, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

Our business is seasonal in nature and demand is generally the highest in our fourth fiscal quarter due to the holiday sales season. To prepare for the holiday sales season, we must order and keep in stock more merchandise than we carry during other times of the year and generally engage in additional marketing efforts. We expect inventory levels, along with accounts payable and accrued expenses, to reach their highest levels in our third and fourth fiscal quarters in anticipation of increased net sales during the holiday sales season. As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year. Because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by economic cycles which correspond with declines in general consumer spending habits and we believe we still benefit from periods of increased consumer spending.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities. There have been no significant changes in the critical accounting policies and estimates described in our final Prospectus dated July 15, 2015.

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet determined the effect of the standard on our consolidated financial statements and related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of August 1, 2015, we had $9.6 million in outstanding borrowings under our revolving credit facility and $214.8 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance of the term loan facility as of August 1, 2015 would be approximately $2.1 million.

As of August 1, 2015, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Prospectus filed with the SEC on July 15, 2015.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot be assured that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act and therefore, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement could apply as early as our Annual Report on Form 10-K for the year ending January 30, 2016 if certain triggers requiring accelerated filing deadlines are met prior to that. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company”. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended August 1, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in claims and legal actions that arise in the ordinary course of our business. We cannot predict the outcome of any litigation or suit that we are a party to. However, we do not believe that an unfavorable decision of any of the current claims or legal actions against us, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully the risks and uncertainties described below together with the other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of any of the following risks may materially and adversely affect our business, financial condition and results of operations.

Risks Related to our Business and Industry

We may not be able to execute our opportunistic buying, adequately manage our supply of inventory or anticipate customer demand, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on our ability to strategically source a sufficient volume and variety of brand name merchandise at opportunistic pricing. We do not have significant control over the supply, design, function, cost or availability of many of the products that we offer for sale in our stores. Additionally, because a substantial amount of our store products are sourced by us from suppliers on a closeout basis or with significantly reduced prices for specific reasons, we are not always able to purchase specific merchandise on a recurring basis. We do not have long-term contracts with our suppliers and therefore, we have no contractual assurances of pricing or access to products, and any supplier could discontinue sales to us at any time or offer us less favorable terms on future transactions. We generally make individual purchase decisions for products that become available, and these purchases may be for large quantities that we may not be able to sell on a timely or cost-effective basis. Due to economic uncertainties, some of our suppliers may cease operations or may otherwise become unable to continue supplying discounted or closeout merchandise on terms or in quantities acceptable to us.

We also compete with other retailers, wholesalers and jobbers for discounted or closeout merchandise to sell in our stores. Although we work with a range of suppliers, to the extent that certain of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of discount or closeout merchandise available to us could also be materially reduced, potentially compromising profit margin goals for procured merchandise.

Shortages or disruptions in the availability of brand name or unbranded products of a quality acceptable to our customers and us could have a material adverse effect on our business, financial condition and results of operations and also may result in customer dissatisfaction. In addition, we may significantly overstock products that prove to be undesirable and be forced to take significant markdowns. We cannot assure that our merchant team will continue to identify the appropriate customer demand and take advantage of appropriate buying opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to generate revenues is dependent on consumer confidence and spending, which may be subject to factors beyond our control, including changes in economic and political conditions.

The success of our business depends, to a significant extent, upon the level of consumer confidence and spending. A number of factors beyond our control affect the level of customer confidence and spending on merchandise that we offer, including, among other things:

•	energy and gasoline prices;

•	disposable income of our customers;

•	discounts, promotions and merchandise offered by our competitors;

•	personal debt levels of our customers;

•	negative reports and publicity about the discount retail industry;

•	unemployment levels;

•	minimum wages;

•	general economic and industry conditions;

•	food prices;

•	interest rates;

•	the state of the housing market;

•	customer confidence in future economic conditions;

•	fluctuations in the financial markets;

•	tax rates and policies;

•	outbreak of viruses or widespread illness; and

•	natural disasters, war, terrorism and other hostilities.

Reduced customer confidence and spending cut backs may result in reduced demand for our merchandise, including discretionary items, and may force us to take inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Adverse economic conditions and any related decrease in customer demand for our merchandise could have a material adverse effect on our business, financial condition and results of operations.

Many of the factors identified above also affect commodity rates, transportation costs, costs of labor, insurance and healthcare, the strength of the U.S. dollar, lease costs, measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors, all of which may impact our cost of goods sold and our selling, general and administrative expenses, which could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition which could limit our growth opportunities and adversely impact our financial performance.

We compete with a highly fragmented group of competitors including discount, closeout, mass merchant, department, grocery, drug, convenience, hardware, variety, online and other specialty stores. We compete with these retailers with respect to price, store location, supply and quality of merchandise, assortment and presentation and customer service. This competitive environment subjects us to the risk of an adverse impact to our financial performance because of the lower prices, and thus the lower margins, that are required to maintain our competitive position. A number of different competitive factors outside of our control could impact our ability to compete effectively, including:

•	entry of new competitors in our markets;

•	increased operational efficiencies of competitors;

•	online retail capabilities by our competitors;

•	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor customer confidence, low discretionary income or economic uncertainty;

•	continued and prolonged promotional activity by our competitors;

•	liquidation sales by our competitors that have filed or may file in the future for bankruptcy;

•	geographic expansion by competitors into markets in which we currently operate; and

•	adoption by existing competitors of innovative store formats or retail sales methods.

A number of our competitors also have greater financial and operational resources, greater brand recognition, longer operating histories and broader geographic presences than us. We remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these competitors or others could attract our customer base, including members of Ollie’s Army.

In addition, if any of our competitors were to consolidate their operations, such consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration and other improvements in their competitive positions, as well as result in the provision of a wider variety of products and services at competitive prices by these consolidated companies, which could adversely affect our financial performance.

We cannot guarantee that we will continue to be able to successfully compete against existing or future competitors. Our inability to respond effectively to competitive pressures, improved performance by our competitors and changes in the retail markets could result in lost market share and have a material adverse effect on our business, financial condition and results of operations.

We may not be able to retain the loyalty of our customers, particularly Ollie’s Army members, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on our loyal customer base, particularly members of Ollie’s Army, for our consistent sales and sales growth. Competition for customers has intensified as competitors have moved into, or increased their presence in, our geographic markets and from the use of mobile and web-based technology that facilitates online shopping and real-time product and price comparisons. We expect this competition to continue to increase. Our competitors may be able to offer consumers promotions or loyalty program incentives that could attract Ollie’s Army members or divide their loyalty among several retailers. If we are unable to retain the loyalty of our customers, our net sales could decrease and we may not be able to grow our store base as planned, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to open new profitable stores on a timely basis or successfully enter new markets, our financial performance could be materially adversely affected.

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions. We opened 22 and 23 new stores in fiscal years 2014 and 2013, respectively, and we plan to open 25 to 30 stores in fiscal year 2015 as we continue to backfill in existing markets and expand into contiguous geographies. Our ability to timely open new stores depends in part on several factors, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate acceptable lease terms; our ability to obtain permits and licenses; our ability to hire and train new personnel, especially store managers, in a cost effective manner; our ability to adapt our distribution and other operational and management systems to a changing network of stores; the availability of capital funding for expansion; our ability to respond to demographic shifts in areas where our stores are located and general economic conditions.

We may not anticipate all of the challenges imposed by the expansion of our operations into new geographic markets. Some new stores may be located in areas with different competitive and market conditions, customer tastes and discretionary spending patterns than our existing markets. We may face a higher cost of entry, alternative customer demands, reduced brand recognition and minimal operating experience in these areas. Although we are extremely sensitive to cannibalizing existing stores, opening new stores in our established markets may also result in inadvertent oversaturation, sales volume transfer from existing stores to new stores and reduced comparable store sales, thus adversely affecting our overall financial performance. We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our executive officers, our merchant team and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, it could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, our merchant team and other key personnel. The loss of services of any of our executive officers, particularly Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, could materially adversely affect our business and operations. Competition for skilled and experienced management in the retail industry is intense, and our future success will also depend on our ability to attract and retain qualified personnel, including our merchant team who is responsible for purchasing and negotiating the terms of our merchandise. Failure to attract and retain new qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Factors such as inflation, cost increases and energy prices could have a material adverse effect on our business, financial condition and results of operations.

Future increases in costs, such as the cost of merchandise, shipping rates, freight costs and store occupancy costs, may reduce our profitability, given our pricing model. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, wage rates and lease and utility costs, may increase our cost of goods sold or selling, general and administrative expenses. Our low price model and competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and therefore reduce our profitability and have a material adverse effect on our business, financial condition and results of operations.

If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

Our inventory balance represented approximately 78.0% of our total assets exclusive of goodwill, trade name and other intangible assets, net, as of August 1, 2015. Efficient inventory management is a key component of our profitability and ability to generate revenue. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods adversely impact our results of operations. If our buying decisions do not accurately correspond to customer preferences, if we inappropriately price products or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of any excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in the implementation of our long-term business strategy, which could materially adversely affect our business, results of operations, cash flows and financial condition.

Our success depends, to a significant degree, on our ability to successfully implement our long-term business strategy. Our ability to successfully implement our business strategies depends upon a significant number of factors, including but not limited to our ability to:

•	expand our store base and increase our customers;

•	access an adequate supply of quality brand name and closeout merchandise from suppliers at competitive prices;

•	achieve profitable sales and to make adjustments as market conditions change;

•	customer acceptance of our marketing and merchandise strategies;

•	respond to competitive pressures in our industry;

•	attract and retain store-level and management-level associates;

•	the extent to which our management team can properly respond to the dynamics and demands of our market;

•	maintain our relationships with our suppliers and customers;

•	achieve positive cash flow, particularly during our peak inventory build-ups in advance of the holiday sales season; and

•	adapt to any revised or new strategic initiatives and organizational structure.

Any failure to achieve any or all of our business strategies could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract, train and retain highly qualified managerial personnel and sales associates in our stores and our distribution centers, our sales, financial performance and business operations may be materially adversely affected.

We focus on providing our customers with a memorable and engaging shopping experience. To grow our operations and meet the needs and expectations of our customers, we must attract, train and retain a large number of highly qualified store management personnel and sales associates, while controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, governmental bodies such as the Equal Employment Opportunity Commission and the National Labor Relations Board, prevailing wage rates, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act, health insurance costs and our ability to maintain good relations with our associates. We compete with other retail businesses for many of our store management personnel and sales associates in hourly and part-time positions. These positions have historically had high turnover rates, which can lead to increased training and retention costs. We also rely on associates in our distribution centers to ensure the efficient processing and delivery of products from our suppliers to our stores. If we are unable to attract and retain quality sales associates and management personnel, it could have a material adverse effect on our business, financial condition and results of operations.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.

We do not own any real estate. We lease all of our store locations, our corporate headquarters and our distribution facilities in York, PA and Commerce, GA. Our stores are leased from third parties, with typical initial lease terms of five to seven years with options to renew for three successive five-year periods. We believe that we have been able to negotiate favorable rental rates over the last few years due in large part to the general state of the economy, the increased availability of vacant big box retail sites and our careful identification of favorable lease opportunities. While we will continue to seek out advantageous lease opportunities, there is no guarantee that we will continue to be able to find low-cost second generation sites or obtain favorable lease terms. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

•	requiring that a greater portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and reducing profitability;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•	limiting our flexibility in planning for, or reacting to changes in, our business or in the industry in which we compete.

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities to fund these expenses and needs and sufficient funds are not otherwise available to us, we may not be able to service our lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could harm our business. Additional sites that we lease may be subject to long-term non-cancelable leases if we are unable to negotiate our current standard lease terms. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, if we are not able to enter into new leases or renew existing leases on terms acceptable to us, this could have a material adverse effect on our business, financial condition and results of operations.

The loss of, or disruption in the operations of, our centralized distribution centers could materially adversely affect our business and operations.

With few exceptions, our entire inventory is shipped directly from suppliers to our two distribution centers in York, PA, and Commerce, GA, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. Increases in transportation costs (including increases in fuel costs), supplier-side delays, reductions in the capacity of carriers, changes in shipping companies, labor strikes or shortages in the transportation industry and unexpected delivery interruptions also have the potential to derail our orderly distribution process. We also may not anticipate changing demands on our distribution system, including the effect of expanding operations in our distribution center in Commerce, GA. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption insurance, in the event our distribution centers are shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. In addition, our new store locations receiving shipments may be further away from our distribution centers which may increase transportation costs and may create transportation scheduling strains. Any repeated, intermittent, or long-term disruption in the operations of our distribution centers would hinder our ability to provide merchandise to our stores and could have a material adverse effect on our business, financial condition and results of operations.

Our new store growth is dependent upon our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.

We maintain distribution centers in York, PA and Commerce, GA to support our existing stores and our growth objectives. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. Should we open additional distribution centers, delays in such openings could adversely affect our future operations by slowing store growth, which could, in turn, reduce sales growth. In addition, any distribution related construction or expansion projects entail risks which could cause delays and cost overruns, such as, shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

We do not compete in the growing online retail marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

Our long-term business strategy does not presently include the development of online retailing capabilities. To the extent that we implement online operations, we would incur substantial expenses related to such activities and be exposed to additional cybersecurity risks. Further, any development of an online retail marketplace is a complex undertaking, and there is no guarantee that any resources we apply to this effort will result in increased revenues or operating performance. With the growing acceptance of online shopping and the increased proliferation of mobile computing devices, however, competition from other retailers in the online retail marketplace is expected to increase. Certain of our competitors and a number of pure online retailers have established robust online operations. Increased competition from online retailers and our lack of online retail presence may reduce our customers’ desire to purchase goods from us and could have a material adverse effect on our business, financial condition and results of operations.

Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, it could have a material adverse effect on our business, financial condition and results of operations.

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements and sports marketing, we primarily advertise our in-store offerings through printed flyers. In fiscal year 2014, approximately 70% of our advertising spend was for the printing and distribution of flyers. If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition and results of operations.

If we fail to protect our brand names, competitors may adopt trade names that dilute the value of our brand name.

We may be unable or unwilling to strictly enforce our trademarks in each jurisdiction in which we do business. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our brand recognition and could cause customer confusion, which could have a material adverse effect on our business, financial condition and results of operations.

Because our business is seasonal, with the highest volume of net sales during the holiday season, adverse events during our fourth quarter could materially adversely affect our business, operations, cash flow and financial condition.

We generally recognize our highest volume of net sales in connection with the holiday sales season, which occurs in the fourth quarter of our fiscal year. In anticipation of the holiday sales season, we purchase substantial amounts of seasonal inventory and hire many part-time associates. Because a significant percentage of our net sales and operating income are generated in our fourth fiscal quarter, we have limited ability to compensate for shortfalls in our fourth fiscal quarter sales or earnings by changing our operations or strategies in other fiscal quarters. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, or unanticipated adverse weather conditions could result in lower-than-planned sales during the holiday sales season. If our fourth fiscal quarter sales results were substantially below expectations, we would realize less cash from operations, and may be forced to mark down our merchandise, especially our seasonal merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in comparable store sales and results of operations, including fluctuations on a quarterly basis, could cause our business performance to decline substantially.

Our results of operations have fluctuated in the past, including on a quarterly basis, and can be expected to continue to fluctuate in the future.

Our comparable store sales and results of operations are affected by a variety of factors, including:

•	national and regional economic trends in the United States;

•	changes in gasoline prices;

•	changes in our merchandise mix;

•	changes in pricing;

•	changes in the timing of promotional and advertising efforts;

•	holidays or seasonal periods; and

•	weather.

If our future comparable store sales fail to meet expectations, then our cash flow and profitability could decline substantially, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on manufacturers in foreign countries for merchandise and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade.

We purchase merchandise directly from suppliers outside of the United States. In fiscal year 2014, substantially all of our private label inventory purchases were direct imports. Our direct imports represented 13% of our total merchandise purchases in fiscal year 2014. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our business, financial condition and results of operations.

We routinely incur significant costs in complying with federal, state, local laws and regulations. The complexity of the regulatory environment in which we operate and the related cost of compliance are increasing due to expanding and additional legal and regulatory requirements and increased enforcement efforts. New laws or regulations, including those dealing with healthcare reform, product safety, consumer credit, privacy and information security and labor and employment, among others, or changes in existing laws and regulations, particularly those governing the sale of products and food safety and quality (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We expect to be in compliance with the PCI Standard by the end of fiscal year 2015, however, complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them. If there are amendments to the PCI Standard, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. In addition, we may have to upgrade our existing information technology systems from time to time, in order for such systems to withstand the increasing needs of our expanding business. Any material interruption experienced by our information technology systems could have a material adverse effect on our business, financial condition and results of operations. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

Any disruptions to our information technology systems or breaches of our network security could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure across our operations, including point-of-sale processing at our stores. In connection with sales, we transmit encrypted confidential credit and debit card information.

We are not fully compliant with the PCI Standard and there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. We intend to obtain compliance with the PCI Standard by the end of fiscal year 2015 and will incur additional expenses to attain and maintain PCI compliance. Even if we are compliant with such standards, we still may not be able to prevent security breaches.

We also have access to, collect or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. The protection of our customer, associates, supplier and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyber-attack or other security breaches. We have procedures in place to safeguard such data and information. However, a significant breach of customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits.

An increasingly significant portion of our sales depends on the continuing operation of our information technology and communications systems, including but not limited to our point-of-sale system and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures, computer viruses, loss of data, unauthorized data breaches, usage errors by our associates or our contractors or other attempts to harm our systems, including cyber-security attacks or other breaches of cardholder data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services and non-compliance with certain regulations, which could have a material adverse effect on our business, financial condition and results of operations.

The cost of compliance with product safety regulations and risks related to product liability claims and product recalls could damage our reputation, increase our cost of doing business and could have a material adverse effect on our business, financial condition and results of operations.

New federal or state legislation, including new product safety laws and regulations, may negatively impact our operations. Future changes in product safety legislation or regulations may lead to product recalls and the disposal or write-off of merchandise. While we work to comply in all material respects with applicable legislation and regulations, and to execute product recalls in a timely manner, if our merchandise, including food and consumable products and flooring, does not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales and increased costs, be exposed to legal and reputational risk and face fines or penalties which could materially adversely affect our financial results. We also purchase a material portion of our products on a closeout basis. Some of these products are obtained through brokers or intermediaries rather than through manufacturers. The closeout nature of a portion of our products sometimes makes it more difficult for us to investigate all aspects of these products. Furthermore, customers have asserted claims, and may in the future assert claims that they have sustained injuries from merchandise offered by us, and we may be subject to lawsuits relating to these claims. There is a risk that these claims may exceed, or fall outside the scope of, our insurance coverage. Even with adequate insurance and indemnification from third-party suppliers, such claims, even if unsuccessful or not fully pursued, could significantly damage our reputation and customer confidence in our products. If this occurs, it may be difficult for us to regain lost sales, which could have a material adverse effect on our business, financial condition and results of operations.

We face litigation risks from customers, associates and other third parties in the ordinary course of business.

Our business is subject to the risk of litigation by customers, current and former associates, suppliers, stockholders, intellectual property rights holders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant and may negatively affect our operating results if changes to our business operations are required. There may also be negative publicity associated with litigation that could decrease customer acceptance of merchandise offerings, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, it could have a material adverse effect on our liquidity and our business, financial condition and results of operations.

As of August 1, 2015, we had $224.4 million of outstanding indebtedness under our Senior Secured Credit Facilities, consisting of a $125.0 million Revolving Credit Facility of which $9.6 million was outstanding as of August 1, 2015, and $214.8 million of outstanding indebtedness under our Term Loan Facility. We may, from time to time, incur additional indebtedness.

The agreements governing our Senior Secured Credit Facilities place certain conditions on us, including that they:

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	make us more vulnerable to increases in interest rates, as borrowings under our Senior Secured Credit Facilities are at variable rates;

•	limit our ability to obtain additional financing in the future for working capital or other purposes;

•	require us to utilize our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our Senior Secured Credit Facilities place certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our Senior Secured Credit Facilities, we may be permitted to incur substantial additional indebtedness and may incur obligations that do not constitute indebtedness under the terms of the Senior Secured Credit Facilities. Our Senior Secured Credit Facilities also place certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. Our Senior Secured Credit Facilities also place certain restrictions on the payment of dividends and distributions and certain management fees. These restrictions limit or prohibit, among other things, our ability to:

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	incur or guarantee additional indebtedness;

•	sell stock in our subsidiaries;

•	create or incur liens;

•	make acquisitions or investments;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	make certain payments or prepayments of indebtedness subordinated to our obligations under our Senior Secured Credit Facilities; and

•	enter into certain transactions with our affiliates.

Failure to comply with certain covenants or the occurrence of a change of control under our Senior Secured Credit Facilities could result in the acceleration of our obligations under the Senior Secured Credit Facilities, which would materially adversely affect our liquidity, capital resources and results of operations.

Under certain circumstances, our Senior Secured Credit Facilities require us to comply with certain financial covenants regarding our fixed charge coverage ratio. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the Senior Secured Credit Facilities, which could have a material adverse effect on our liquidity and our business, financial condition and results of operations.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including our Senior Secured Credit Facilities, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

Natural disasters, whether or not caused by climate change, unusual weather condition, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola or measles, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability. If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during this period. Natural disasters including tornadoes, hurricanes, floods and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. To the extent these events also impact one or more of our key suppliers or result in the closure of one or both of our centralized distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. This could have a sustained material adverse effect on our business, financial condition and results of operations.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, wage and hour and other employment-related claims, including class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our worker’s compensation, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. Although we continue to maintain property insurance for catastrophic events at our store support center, distribution centers and stores, we are not self-insured for other property losses. With the enactment of the Affordable Care Act, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical claims. If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition and results of operations.

Inventory shrinkage could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the risk of inventory loss and theft. Although our inventory shrinkage rates have not been material, or fluctuated significantly in recent years, we cannot assure you that actual rates of inventory loss and theft in the future will be within our estimates or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business, financial condition and results of operations.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to inventory valuation, impairment of goodwill and intangible assets, impairment of long-lived assets, stock-based compensation expense and accounting for income taxes including deferred tax assets and liabilities.

Changes to accounting rules or regulations could have a material adverse effect on our business, financial condition and results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such change would require us to record significant lease obligations on our consolidated balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price could fluctuate significantly, which could cause the value of your investment in our common stock to decline.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. The market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. The public market for our common stock is very new, and its trading price is likely to be volatile and subject to significant price fluctuations in response to many factors, including:

•	changes in customer preferences;

•	market conditions or trends in our industry or the economy as a whole and, in particular, in the retail environment;

•	the timing and expense of new store openings, renewals, remodels and relocations and the relative proportion of our new stores to existing stores;

•	the performance and successful integration of any new stores that we open;

•	changes in our merchandise mix and supplier base;

•	changes in key personnel;

•	entry into new geographic markets;

•	our levels of comparable store sales;

•	announcements by us or our competitors of significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	the level of pre-opening expenses associated with new stores;

•	inventory shrinkage beyond our historical average rates;

•	changes in operating performance and stock market valuations of other retailers;

•	investors’ perceptions of our prospects and the prospects of the retail industry;

•	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements media reports or other public forum comments related to litigation, claims or reputational charges against us;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or the failure of those analysts to initiate or maintain coverage of our common stock;

•	the development and sustainability of an active trading market for our common stock;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events; and

•	changes in accounting principles.

These and other factors may cause the market price and demand for shares of our common stock to fluctuate substantially, which may otherwise negatively affect the liquidity of our common stock. As a result of these factors, our quarterly and annual results of operations and comparable store sales may also fluctuate significantly. Accordingly, results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for any year and comparable store sales for any particular future period may decrease. In the future, our results of operations may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

In the past, when the market price of a stock has been volatile, security holders have often instituted class action litigation against the company that issued the stock. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, which could have a material adverse effect on our business, financial condition and results of operations.

Future sales of our common stock in the public market could cause the market price of our common stock to decrease significantly.

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or stock options granted in the future may cause the market price of our common stock to decrease significantly. The perception that such sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

As of August 1, 2015 we had outstanding 58,471,865 shares of common stock, of which:

•	10,263,750 shares are shares that we sold in our initial public offering and may be resold in the public market; and

•	48,208,115 shares are “restricted securities,” as defined under Rule 144 under the Securities Act, and eligible for sale in the public market subject to the requirements of Rule 144, of which 48,194,890 shares are subject to lock-up agreements and will become available for resale in the public market beginning January 11, 2016 and none of which will become available for resale in the public market immediately following this offering.

In addition, we have reserved 5,250,000 shares of common stock for issuance under our 2015 Plan. As of August 1, 2015, we have an aggregate of 7,322,075 shares of common stock issuable upon exercise of outstanding options under the 2012 Plan and the 2015 Plan (2,171,430 of which will be fully vested).

We have granted customary demand and piggyback registration rights to CCMP, Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, and certain of our other stockholders party to a stockholders agreement with us. Should CCMP, Mr. Butler and any other stockholders exercise their registration rights under our stockholder agreement, the shares registered would no longer be restricted securities and would be freely tradable in the open market.

We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our Senior Secured Credit Facilities and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

We do not expect to pay any cash dividends for the foreseeable future.

The continued operation and expansion of our business will require substantial funding. We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our Senior Secured Credit Facilities and might be restricted by the terms of any indebtedness that we incur in the future. Accordingly, if you purchase shares in this offering, realization of a gain on your investment will depend on the appreciation of the price of the shares of our common stock, which may never occur. Consequently, you should not rely on dividends in order to receive a return on your investment.

We will incur increased costs and obligations as a result of being a public company.

As a new public company, we have and will continue to incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company, particularly after we are no longer an emerging growth company as defined under the JOBS Act. We are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including the requirements of the NASDAQ, and certain provisions of the Sarbanes-Oxley Act, and the regulations promulgated thereunder.

As a public company, we will, among other things:

•	prepare and distribute periodic public reports and other stockholder communications in compliance;

•	comply with our obligations under the federal securities laws and applicable NASDAQ rules;

•	create or expand the roles and duties of the Board and committees of the Board;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	enhance our investor relations function;

•	establish new internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These changes will require a significant commitment of additional resources and many of our competitors already comply with these obligations. We may not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition and results of operations. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers.

In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate the NASDAQ listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could have a material adverse effect on our business, financial condition and results of operations.

The changes necessitated by becoming a public company require a significant commitment of resources and management supervision that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our management team historically managed a private company and the transition to managing a public company presents new challenges.

Since July 2015, we have been subject to various regulatory requirements, including those of the SEC and the NASDAQ. These requirements include record keeping, financial reporting and corporate governance rules and regulations. We have not historically had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. If our internal infrastructure is inadequate, we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations, it could have a material adverse effect on our business, financial condition and results of operations.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition and results of operations.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an emerging growth company. We could be an emerging growth company for up to five years subsequent to becoming a public company. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation and the incurrence of significant additional expenditures.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with the applicable provisions of Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could limit our ability to report our financial results accurately and timely and have a material adverse effect on our business, financial condition and results of operations.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an emerging growth company, as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. To the extent we avail ourselves of these exemptions, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, we rely on exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

CCMP controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our Board consist of independent directors;

•	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

Because we utilize these exemptions, we do not have a majority of independent directors, we do not have a nominating and corporate governance committee and our compensation committee may not consist entirely of independent directors and is not subject to annual performance evaluations. Additionally, we only are required to have one independent audit committee member upon the listing of our common stock on the NASDAQ, a majority of independent audit committee members within 90 days from the date of listing and all independent audit committee members within one year from the date of listing. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ. CCMP, however, is not subject to any contractual obligation to retain its controlling interest, except that CCMP has agreed, subject to certain exceptions, not to sell or otherwise dispose of any shares of our common stock or other capital stock or other securities exercisable or convertible therefor until January 11, 2016 without the prior written consent of J.P. Morgan Securities LLC, Jefferies LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which acted as representatives of the underwriters in our initial public offering. After January 11, 2016, there can be no assurance as to the period of time during which CCMP will maintain its ownership of our common stock following the offering. As a result, there can be no assurance as to the period of time during which we will be able to avail ourselves of the controlled company exemptions.

CCMP and our Chief Executive Officer collectively own a substantial majority of our outstanding common stock. CCMP will effectively control our company, and its interests may be different from or conflict with those of our other stockholders.

CCMP beneficially owns approximately 59.2% of our outstanding common stock and Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, beneficially owns approximately 24.0% of our outstanding common stock. Accordingly, both CCMP and Mr. Butler are able to exert a significant degree of influence or actual control over our management and affairs and control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Our principal stockholders’ interests might not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership and/or the restrictions imposed by the stockholders agreement may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

CCMP may acquire interests and positions that could present potential conflicts with our and our stockholders’ interests.

CCMP makes investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. CCMP may also pursue, for its own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. Our organizational documents contain provisions renouncing any interest or expectancy held by our directors affiliated with CCMP in certain corporate opportunities. Accordingly, the interests of CCMP may supersede ours, causing CCMP or its affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of CCMP and inaction on our part could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Currently, three seats on our Board are occupied by full-time investment professionals of CCMP. Because CCMP could invest in entities that directly or indirectly compete with us, when conflicts arise between the interests of CCMP and the interests of our stockholders, these directors may not be disinterested.

Anti-takeover provisions in our second amended and restated certificate of incorporation and bylaws and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our second amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our second amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our Board to issue, without further action by the stockholders, up to 50,000,000 shares of undesignated preferred stock;

•	subject to certain exceptions, require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by a majority of our Board or upon the request of the Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;

•	establish that our Board is divided into three classes, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors; and

•	provide that vacancies on our Board may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management.

In addition, our second amended and restated certificate of incorporation provides that the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which relate to business combinations with interested stockholders, do not apply to us, until the moment in time, if ever, immediately following the time at which both of the following conditions exist: (i) Section 203 by its terms would, but for the terms of our second amended and restated certificate of incorporation, apply to us and (ii) there occurs a transaction following the consummation of which CCMP no longer owns at least 5% or more of our issued and outstanding common stock entitled to vote. Our second amended and restated certificate of incorporation provides that, at such time, we will automatically become subject to Section 203 of the DGCL. Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder (a stockholder who owns more than 15% of our common stock) for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction that resulted in such stockholder becoming an interested stockholder. These provisions apply even if the business combination could be considered beneficial by some stockholders. Although we have elected to opt out of the statute’s provisions until the above conditions are met, we could elect to be subject to Section 203 in the future.

If securities analysts or industry analysts downgrade our shares, publish negative research or reports, or do not publish reports about our business, our share price and trading volume could decline.

The trading market for our common stock is to some extent influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If no or few analysts commence coverage of us, the trading price of our stock could decrease. Even if we do obtain analyst coverage, if one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price might decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we might lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

The following sets forth information regarding all unregistered securities sold by the Company in transactions that were exempt from the requirements of the Securities Act during the reporting period (after giving effect to the 115-for-1 stock split of the Company’s common stock effected on June 17, 2015):

•	In May 2015, the Company issued 4,600 shares of Class B non-voting common stock pursuant to the 2012 Plan upon the exercise of an option by a former employee. As part of the IPO all shares of our Class A and Class B common stock were reclassified into a single class of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37501) filed on July 21, 2015.

3.2	Second Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-37501) filed on July 21, 2015.

4.1	Ollie’s Bargain Outlet Holdings, Inc. Amended and Restated Stockholders Agreement. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37501) filed on July 21, 2015.

10.1	Credit Agreement, dated as of September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent and KeyBank National Association and Jefferies Finance LLC as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.2	Guarantee and Collateral Agreement, dated September 28, 2012, among Bargain Parent, Inc., Ollie’s Holdings, Inc., certain Subsidiaries of Ollie’s Holdings, Inc. and Manufacturers and Traders Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.3	First Amendment to Credit Agreement and First Amendment to Collateral Agreement, dated February 26, 2013, to Credit Agreement, dated as of September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent and KeyBank National Association and Jefferies Finance LLC as Co-Syndication Agents (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.4	Second Amendment, dated April 11, 2014, to Credit Agreement, dated as of September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent and KeyBank National Association and Jefferies Finance LLC as Co-Syndication Agents (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.5	Credit Agreement, dated September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Jefferies Finance LLC as Administrative Agent and Manufacturers and Traders Trust Company and KeyBank National Association and as Co-Syndication Agents (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

Exhibit No.	Description of Exhibits

10.6	Guarantee and Collateral Agreement, dated September 28, 2012, among Bargain Parent, Inc., Ollie’s Holdings, Inc., certain Subsidiaries of Ollie’s Holdings, Inc. and Jefferies Finance LLC, as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.7	First Amendment to Credit Agreement and First Amendment to Collateral Agreement, dated February 26, 2013, to Credit Agreement, dated as of September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Jefferies Finance LLC as Administrative Agent and Manufacturers and Traders Trust Company and KeyBank National Association and as Co-Syndication Agents (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.8	Second Amendment and Consent, dated April 11, 2014, to Credit Agreement, dated September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Jefferies Finance LLC as Administrative Agent and Manufacturers and Traders Trust Company and KeyBank National Association and as Co-Syndication Agents (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on July 8, 2015, as amended).

10.10	Form of Sponsor Director Indemnification Agreement (incorporated by reference to Exhibit 10.9.2 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on July 8, 2015, as amended).

10.11	Employment Agreement, dated September 28, 2012, by and between Ollie’s Bargain Outlet, Inc. and Mark Butler (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.12	Form of Amendment to Employment Agreement by and between Ollie’s Bargain Outlet, Inc. and Mark Butler (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on July 6, 2015, as amended).

10.13	Employment Agreement, dated September 28, 2012, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.14	Form of Amendment to Employment Agreement by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on July 6, 2015, as amended).

10.15	Employment Agreement, dated January 6, 2014, by and between Ollie’s Bargain Outlet, Inc. and Omar Segura (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.16	Form of Amendment to Employment Agreement by and between Ollie’s Bargain Outlet, Inc. and Omar Segura (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on July 6, 2015, as amended).

Exhibit No.	Description of Exhibits

10.17	Employment Agreement, dated May 12, 2014, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.18	Form of Amendment to Employment Agreement by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on July 6, 2015, as amended).

10.19	Employment Agreement, dated September 28, 2012, by and between Ollie’s Bargain Outlet, Inc. and Howard Freedman (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.20	Form of Amendment to Employment Agreement by and between Ollie’s Bargain Outlet, Inc. and Howard Freedman (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on July 6, 2015, as amended).

10.21	Employment Agreement, dated April 16, 2014, by and between Ollie’s Bargain Outlet, Inc. and Robert Bertram (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.22	Form of Amendment to Employment Agreement by and between Ollie’s Bargain Outlet, Inc. and Robert Bertram (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on July 6, 2015, as amended).

10.23	Ollie’s Bargain Outlet Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-205685) filed on July 15, 2015).

10.24	Form of Stock Option Agreement under Ollie’s Bargain Outlet Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

10.25	Ollie’s Bargain Outlet Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-205685) filed on July 15, 2015).

10.26	Form of Stock Option Agreement under Ollie’s Bargain Outlet Holdings, Inc. 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on July 6, 2015, as amended).

10.27	Third Amendment, Consent and Joinder, dated May 27, 2015, to Credit Agreement, dated September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc. as Parent, the Lenders party thereto and Manufacturers and Traders Trust Company as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

Exhibit No.	Description of Exhibits

10.28	Third Amendment and Consent, dated May 27, 2015, to Credit Agreement, dated September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc. as Parent, the Lenders party thereto and Jefferies Finance LLC as Administrative Agent (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-204942) filed on June 15, 2015, as amended).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Submitted electronically with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: September 11, 2015	/s/ John Swygert
John Swygert
Executive Vice President and Chief Financial Officer