Form 10-Q
period 2015-10-31
Ollie's Bargain Outlet Holdings, Inc.
filed 2015-12-10
CIK 1639300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 8, 2015 was 58,512,940.

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	October 31,	November 1,	January 31,
	2015	2014	2015
Assets
Current assets:
Cash	$3,960	$3,341	$21,952
Inventories	212,581	185,843	169,872
Accounts receivable	418	343	318
Deferred income taxes	4,559	3,166	4,166
Prepaid expenses and other assets	6,771	6,198	1,969

Total current assets	228,289	198,891	198,277
Property and equipment, net of accumulated depreciation of $25,924, $17,331 and $19,403, respectively	38,726	34,379	33,926
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,196, $969 and $1,060, respectively	233,291	233,742	233,625
Other assets	5,185	6,841	6,453

Total assets	$950,341	$918,703	$917,131

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,367	$3,350	$7,794
Accounts payable	50,995	44,600	50,498
Income taxes payable	—	—	4,702
Accrued expenses	31,321	28,895	27,640

Total current liabilities	85,683	76,845	90,634
Revolving credit facility	18,054	22,667	—
Long-term debt	209,080	318,619	313,493
Deferred income taxes	91,673	93,782	93,256
Other long-term liabilities	4,099	2,872	2,913

Total liabilities	408,589	514,785	500,296

Stockholders’ equity:
Preferred stock - 50,000,000, 0 and 0 shares authorized, respectively, at $0.001 par value; no shares issued	—	—	—
Common stock:
Class A – 0, 85,000,000 and 85,000,000 shares authorized, respectively, at $0.001 par value; 0, 48,203,515 and 48,203,515 shares issued, respectively	—	48	48
Class B – 0, 8,750,000 and 8,750,000 shares authorized, respectively, at $0.001 par value; no shares issued	—	—	—
Common stock - 500,000,000, 0 and 0 shares authorized, respectively, at $0.001 par value; 58,521,565, 0 and 0 shares issued, respectively	59	—	—
Additional paid-in capital	532,182	392,169	393,078
Retained earnings	9,597	11,730	23,738
Treasury - common stock, at cost; 8,625, 2,875 and 2,875 shares, respectively	(86)	(29)	(29)

Total stockholders’ equity	541,752	403,918	416,835

Total liabilities and stockholders’ equity	$950,341	$918,703	$917,131

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net sales	$174,565	$150,005	$518,968	$437,310
Cost of sales	104,641	90,410	314,943	263,108

Gross profit	69,924	59,595	204,025	174,202
Selling, general and administrative expenses	51,796	44,063	147,242	126,066
Depreciation and amortization expenses	1,810	1,773	5,265	5,291
Pre-opening expenses	2,380	1,132	5,252	4,186

Operating income	13,938	12,627	46,266	38,659
Interest expense, net	3,289	4,754	12,286	13,796
Loss on extinguishment of debt	—	—	2,351	671

Income before income taxes	10,649	7,873	31,629	24,192
Income tax expense	3,887	3,022	11,854	9,285

Net income	$6,762	$4,851	$19,775	$14,907

Earnings per common share:
Basic	$0.12	$0.10	$0.38	$0.31
Diluted	$0.11	$0.10	$0.37	$0.31
Weighted-average common shares outstanding:
Basic	58,478,249	48,202,093	52,258,973	48,203,041
Diluted	60,703,586	48,839,990	54,101,964	48,415,673

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock – Class A		Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 1, 2014	48,203,515	$48	—	$—	—	$—	$423,668	$20,423	$444,139
Dividend paid ($1.20 per share)	—	—	—	—	—	—	(34,351)	(23,600)	(57,951)
Stock-based compensation expense	—	—	—	—	—	—	2,852	—	2,852
Purchase of treasury stock	—	—	—	—	(2,875)	(29)	—	—	(29)
Net income	—	—	—	—	—	—	—	14,907	14,907

Balance as of November 1, 2014	48,203,515	$48	—	$—	(2,875)	$(29)	$392,169	$11,730	$403,918

Balance as of January 31, 2015	48,203,515	$48	—	$—	(2,875)	$(29)	$393,078	$23,738	$416,835
Purchase of treasury stock	—	—	—	—	(5,750)	(57)	—	—	(57)
Proceeds from stock options exercised	4,600	—	49,700	1	—	—	356		357
Excess tax benefit related to exercises of stock options	—	—	—	—	—	—	217		217
Conversion of Class A and Class B common stock to a single class of common stock	(48,208,115)	(48)	48,208,115	48			—	—	—
Proceeds from issuance of common stock, net of expenses	—	—	10,263,750	10	—	—	149,796		149,806
Dividend paid ($1.01 per share)	—	—	—	—	—	—	(14,932)	(33,916)	(48,848)
Stock-based compensation expense	—	—	—	—	—	—	3,667	—	3,667
Net income	—	—	—	—	—	—	—	19,775	19,775

Balance as of October 31, 2015	—	$—	58,521,565	$59	(8,625)	$(86)	$532,182	$9,597	$541,752

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine weeks ended
	October 31,	November 1,
	2015	2014
Cash flows from operating activities:
Net income	$19,775	$14,907
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,567	5,926
Amortization of debt issuance costs	1,041	1,093
Amortization of original issue discount	365	425
Loss on extinguishment of debt	2,351	671
Amortization of intangibles	334	617
Gain on disposal of assets	—	(28)
Deferred income tax benefit	(1,976)	(1,893)
Deferred rent expense	1,540	920
Stock-based compensation expense	3,667	2,852
Changes in operating assets and liabilities:
Inventories	(42,709)	(39,625)
Accounts receivable	(100)	(4)
Prepaid expenses and other assets	(4,401)	(452)
Accounts payable	93	6,975
Income taxes payable	(5,257)	(7,599)
Accrued expenses and other liabilities	3,327	3,017

Net cash used in operating activities	(15,383)	(12,198)

Cash flows from investing activities:
Purchases of property and equipment	(10,917)	(12,124)
Proceeds from sale of property and equipment	23	43

Net cash used in investing activities	(10,894)	(12,081)

Cash flows from financing activities:
Borrowings on revolving credit facility	444,791	482,464
Repayments on revolving credit facility	(426,737)	(459,797)
Borrowings on term loan	—	59,592
Repayments on term loan	(110,092)	(6,776)
Proceeds from issuance of common stock, net of expenses	149,806	—
Proceeds from stock option exercise	357	—
Excess tax benefit related to exercises of stock options	217	—
Payment of debt issuance costs	(1,152)	(2,049)
Payment of dividend	(48,848)	(57,951)
Purchase of treasury stock	(57)	(29)

Net cash provided by financing activities	8,285	15,454

Net decrease in cash	(17,992)	(8,825)
Cash at the beginning of the period	21,952	12,166

Cash at the end of the period	$3,960	$3,341

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,800	$11,978
Income taxes	$18,882	$18,755

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2015 and November 1, 2014

(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc., operates through its sole operating subsidiary, Ollie’s Bargain Outlet, Inc., a chain of retail stores which offer brand name products at deeply discounted and closeout prices across a broad selection of product categories. Ollie’s Bargain Outlet Holdings, Inc. together with its subsidiaries will be referenced herein as the Company or Ollie’s. Ollie’s principally buys overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, and other retailers. In addition, the Company augments brand name closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide consistent assortment of value-priced goods in select key merchandise categories.

Since the first store opened in 1982, the Company has grown to 200 retail locations as of October 31, 2015 compared to 173 locations as of November 1, 2014. Ollie’s Bargain Outlet retail locations are located in 17 states (Alabama, Connecticut, Delaware, Georgia, Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia).

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearest to January 31st. References to the fiscal year ended January 31, 2015 refer to the period from February 2, 2014 to January 31, 2015. The fiscal quarters ended October 31, 2015 and November 1, 2014 refer to the thirteen weeks from August 2, 2015 to October 31, 2015 and from August 3, 2014 to November 1, 2014, respectively. The year-to-date periods ended October 31, 2015 and November 1, 2014 refer to the thirty-nine weeks from February 1, 2015 to October 31, 2015 and from February 2, 2014 to November 1, 2014, respectively.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for all periods presented. The condensed consolidated balance sheets as of October 31, 2015 and November 1, 2014, the condensed consolidated statements of income for the thirteen weeks and thirty-nine weeks ended October 31, 2015 and November 1, 2014, and the condensed consolidated statements of stockholders’ equity and cash flows for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for the year ending January 30, 2016 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2015 and November 1, 2014

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

As of October 31, 2015 and November 1, 2014, capital expenditures of $0.8 million and $0.5 million, respectively, had been incurred but not yet paid in cash and, accordingly, were accrued in accounts payable and accrued expenses.

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

October 31, 2015 and November 1, 2014

(Unaudited)

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

As a result of the IPO, the Company received net proceeds of $153.1 million, after deducting the underwriting fees of $11.1 million. The Company used the net proceeds from the IPO to pay off outstanding borrowings under the Revolving Credit Facility and a portion of the outstanding principal balance of the Term Loan. See Note 4, “Debt Obligations and Financing Arrangements.”

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

(i)	Goodwill/intangible assets

The Company amortizes intangible assets over their useful lives unless it determines such lives to be indefinite. Goodwill and intangible assets having indefinite useful lives are not amortized to earnings, but instead are subject to annual impairment testing or more frequently if events or circumstances indicate that the value of goodwill or intangible assets having indefinite useful lives might be impaired.

Entities have an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative test. The goodwill quantitative impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company has selected the fiscal month ending date of October as the annual impairment testing date. As of October 31, 2015 and November 1, 2014, the Company completed a qualitative impairment test. Based upon the results of the qualitative tests, no impairment of goodwill existed.

The Company is also required to perform impairment tests annually or more frequently if events or circumstances indicate that the value of its non-amortizing intangible assets might be impaired. The Company’s non-amortizing intangible assets as of October 31, 2015 and November 1, 2014 consisted of a tradename. Entities have an option to perform a qualitative assessment to determine whether further impairment testing of non-amortizing intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative test. The Company performs the quantitative impairment test using the discounted cash flow method based on management’s projections to determine the fair value of the asset. The carrying amount of the asset is then compared to the fair value. If the carrying amount is greater than fair value, an impairment loss is recorded for the amount that fair value is less than the carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. As of October 31, 2015 and November 1, 2014, the Company completed a qualitative impairment test. Based upon the results of the qualitative tests, no impairment of the tradename existed.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2015 and November 1, 2014

(Unaudited)

(j)	Recently Issued Accounting Pronouncements

Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date which defers the effective date for ASU 2014-09 by one year to January 1, 2018; however, public business entities would be permitted to adopt the standard as of the original effective date. The Company has not selected a transition method and is currently evaluating the impact this guidance will have on the consolidated balance sheet, results of operations and cash flows.

Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

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

October 31, 2015 and November 1, 2014

(Unaudited)

The following table summarizes those effects for the diluted net income per common share calculation (in thousands, except share and per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$6,762	$4,851	$19,775	$14,907

Weighted average number of common shares outstanding – Basic	58,478,249	48,202,093	52,258,973	48,203,041
Incremental shares from the assumed exercise of outstanding stock options	2,225,337	637,897	1,842,991	212,632

Weighted average number of common shares outstanding - Diluted	60,703,586	48,839,990	54,101,964	48,415,673

Earnings per common share – Basic	$0.12	$0.10	$0.38	$0.31

Earnings per common share - Diluted	$0.11	$0.10	$0.37	$0.31

Weighted average stock option shares totaling 578,890 and 459,431 for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively, and 661,314 and 3,920,333 for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(3)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	October 31, 2015	November 1, 2014	January 31, 2015
Accrued compensation and benefits	$9,350	$7,450	$8,307
Sales and use taxes	2,538	1,970	1,273
Accrued real estate related	2,271	1,495	1,631
Accrued insurance	3,091	2,156	2,134
Accrued advertising	2,811	2,289	3,421
Accrued interest	259	3,964	178
Accrued freight	3,428	3,551	2,766
Other	7,573	6,020	7,930

	$31,321	$28,895	$27,640

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2015 and November 1, 2014

(Unaudited)

(4)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	October 31, 2015	November 1, 2014	January 31, 2015
Term loan	$212,377	$321,969	$321,287
Capital leases	70	—	—

Total debt	212,447	321,969	321,287
Less: current portion	(3,367)	(3,350)	(7,794)

Long-term debt	$209,080	$318,619	$313,493

The Company has two credit agreements in place including a Term Loan and a Revolving Credit Facility. As of October 31, 2015, November 1, 2014, and January 31, 2015 the amounts outstanding under the Term Loan, are net of unamortized original issue discount of $1.6 million, $2.9 million and $2.8 million, respectively.

The variable methods of determining interest rates for the Term Loan, calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, the Eurodollar Rate plus 1.00%, or 2.00%; plus the Applicable Margin. The Term Loan also allows for Eurodollar Loans with a floor of 1.00%, plus the Applicable Margin. The Applicable Margin is 2.75% for a Base Rate Loan and 3.75% for a Eurodollar Loan. As of October 31, 2015 and November 1, 2014, the interest rate on outstanding borrowings under the Term Loan was 4.75%.

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

In July 2015, the Company repaid $50.0 million on the Revolving Credit Facility and $103.1 million of principal on the Term Loan using proceeds from the IPO. In connection with this repayment, $1.5 million of debt issuance costs and $0.8 million of original issue discount were written off and included in the loss on extinguishment of debt.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2015 and November 1, 2014

(Unaudited)

Under the terms of the Revolving Credit Facility, as of October 31, 2015 the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $125.0 million. The Revolving Credit Facility includes a $25.0 million sub-facility for letters of credit and a $20.0 million swingline loan facility. The Revolving Credit Facility includes variable methods of determining interest rates, calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50%, or the Eurodollar Rate plus 1.00%; plus Applicable Margin (which could range from 0.75% to 1.25%). Under the terms of the Revolving Credit Facility, the Applicable Margin may fluctuate subject to periodic measurements of average availability, as defined. The Revolving Credit Facility also allows for Eurodollar Loans comprised of the Eurodollar Base Rate plus Applicable Margin (which could range from 1.75% to 2.25%).

As of October 31, 2015, Ollie’s had $18.1 million of outstanding borrowings under the Revolving Credit Facility, with $103.4 million of borrowing availability, letter of credit commitments of $3.3 million and $0.2 million of rent reserves. The interest rate applicable to the outstanding borrowings as of October 31, 2015 is 4.00%. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

The Revolving Credit Facility and Term Loan are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The Company was in compliance with all terms of the agreements during and as of the thirty-nine weeks ended October 31, 2015 and November 1, 2014.

(5)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen weeks and thirty-nine weeks ended October 31, 2015 were 36.5% and 37.5%, respectively. The effective tax rates for the thirteen weeks and thirty-nine weeks ended November 1, 2014 was 38.4%. The effective tax rate for the thirteen weeks and thirty-nine weeks ended October 31, 2015 were lower than the prior year effective tax rates primarily as a result of a discrete tax benefit related to the impact from the finalization of employment-based tax credits associated with fiscal 2014 and the impact from a slight reduction in the projected state effective rate associated with the net deferred income tax liabilities.

(6)	Commitments and Contingencies

During the thirty-nine weeks ended October 31, 2015, 27 new store leases commenced. The fully executed leases have initial terms typically between five to seven years with options to renew for two or three successive five-year periods. The initial terms of these new store leases have future minimum lease payments totaling approximately $30.6 million.

From time to time we may be involved in claims and legal actions that arise in the ordinary course of our business. We cannot predict the outcome of any litigation or suit that we are party to. However, we do not believe that an unfavorable decision of any of the current claims or legal actions against us, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2015 and November 1, 2014

(Unaudited)

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

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee. The exercise price for stock options is determined at the fair value on the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. The Company uses authorized and unissued shares to satisfy share award exercises. As of October 31, 2015, there were 4,681,800 shares available for grant under the 2015 Plan.

A summary of the Company’s stock option activity and related information for the thirty-nine weeks ended October 31, 2015, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 31, 2015	6,010,475	$6.66
Granted	1,353,500	13.47
Forfeited	(43,550)	6.81
Exercised	(54,300)	6.57

Outstanding at October 31, 2015	7,266,125	7.93	7.6

Exercisable at October 31, 2015	3,144,525	6.54	7.0

Pursuant to the anti-dilutive clause in the 2012 Plan, the option exercise price for all options issued prior to the May 27, 2015 dividend were reduced. The exercise prices in the above table have been adjusted retroactively to reflect the reductions.

The compensation cost which has been recorded within selling, general and administrative expenses for the Company’s equity incentive plans was $1.4 million and $3.7 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively and $1.0 million and $2.9 million for the thirteen weeks and thirty-nine weeks ended November 1, 2014, respectively.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 31, 2015 and November 1, 2014

(Unaudited)

As of October 31, 2015, there was $14.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.1 years as of October 31, 2015. Awards with graded vesting are recognized using the straight-line method.

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

The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended October 31, 2015 and November 1, 2014 was $5.03 and $3.52, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirty-nine weeks ended
	October 31, 2015	November 1, 2014
Risk-free interest rate	1.99%	2.08%
Expected dividend yield	—	—
Expected term (years)	6.4 years	6.5 years
Expected volatility	31.67%	32.50%

(8)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s has made $0.9 million in rent payments to such related parties during the thirty-nine weeks ended October 31, 2015 and during the thirty-nine weeks ended November 1, 2014.

During the thirty-nine weeks ended October 31, 2015 and November 1, 2014, the Company paid $0.1 million for the use of an airplane owned by a related party.

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. References to “fiscal year 2014” or “fiscal 2014” refer to the period from February 2, 2014 to January 31, 2015 and consists of a 52-week fiscal year. The fiscal quarters or “third quarter” ended October 31, 2015 and November 1, 2014 refer to the thirteen weeks from August 2, 2015 to October 31, 2015 and from August 3, 2014 to November 1, 2014, respectively. The year-to-date periods ended October 31, 2015 and November 1, 2014 refer to the thirty-nine weeks from February 1, 2015 to October 31, 2015 and February 2, 2014 to November 1, 2014, respectively. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, or by the inclusion of forecasts or projections, the outlook for the Company’s future business, prospects, financial performance, industry outlook, our 2015 business outlook and financial guidance. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our failure to adequately manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our ability to manage our inventory balances; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the loss of, or disruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; the risks associated with doing business with international manufacturers; changes in government regulations, procedures and requirements; and our ability to service our indebtedness and to comply with our financial covenants together with the other factors set forth under “Item 1A—Risk Factors” in our filings with the United States Securities and Exchange Commission (“SEC”), including our prospectus. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Ollie’s undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices. Known for our assortment of products offered “Good Stuff Cheap®” we offer customers a broad selection of brand name products, including housewares, food, books and stationery, bed and bath, floor coverings, toys and hardware. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states. In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer. Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 200 stores located in 17 states as of October 31, 2015.

Our stores are supported by two distribution centers, one in York, PA and one in Commerce, GA, which we believe can support between 375 to 400 stores. We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

•	opening two new distribution centers since 2011 with a total capacity of approximately 1.6 million square feet; and

•	investing in information technology, accounting, and warehouse management systems.

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

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores. The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins. In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business. We plan to achieve continued net sales growth, including comparable stores sales, by adding additional stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers. We also plan to leverage and expand our Ollie’s Army database marketing strategies. In addition, we plan to continue to manage our selling, general and administrative expenses by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

How We Assess the Performance of Our Business and Key Line Items

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use are number of new stores, net sales, comparable store sales, gross profit and gross margin, selling, general and administrative expenses, pre-opening expenses, operating income, EBITDA and Adjusted EBITDA.

Number of New Stores

The number of new stores reflects the number of stores opened during a particular reporting period. Before we open new stores, we make initial capital investments in fixtures, equipment and inventory, which we amortize over time, and we incur pre-opening expenses described below under “Pre-Opening Expenses.”

We expect to open 28 new stores and close one store in fiscal year 2015, of which we opened 25 stores and closed one store in the thirty-nine weeks ended October 31, 2015. We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are typically between five to seven years with options to renew for two or three successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

The spending habits of our customers are subject to macroeconomic conditions and changes in discretionary income. Our customers’ discretionary income is primarily impacted by gas prices, wages, and consumer trends and preferences, which fluctuate depending on the environment. However, because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by economic cycles. These cycles correspond with declines in general consumer spending habits and we benefit from periods of increased consumer spending.

Comparable Store Sales

Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales consists of net sales from our stores beginning on the first day of the sixteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. Comparable store sales are impacted by the same factors that impact net sales. As of October 31, 2015 and November 1, 2014, there were 165 and 141 stores, respectively, in our comparable store base. For the thirteen weeks ended October 31, 2015 and November 1, 2014 our comparable stores generated average net sales per store of $ 0.9 million and Store Level Adjusted EBTIDA margin of 14.5% and 14.1%, respectively. For the thirty-nine weeks ended October 31, 2015 and November 1, 2014 our comparable stores generated average net sales per store of $2.8 million and $2.7 million, respectively, and Store Level Adjusted EBTIDA margin of 15.0% and 14.8%, respectively.

We define comparable stores to be stores:

•	that have been remodeled while remaining open;

•	that are closed for five or fewer days in any fiscal month;

•	that are closed temporarily and relocated within their respective trade areas; and

•	that have expanded, but are not significantly different in size, within their current locations.

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

In addition, our gross profit margin are impacted by product mix, as some products generally provide higher gross margins, by our merchandise mix and availability, and by our merchandise cost, which can vary.

Our gross profit is variable in nature and generally follows changes in net sales. We regularly analyze the components of gross profit, as well as gross profit as a percentage of sales. Specifically, our product margin and merchandise mix is reviewed by our merchant team and senior management, ensuring strict adherence to internal margin goals. Our disciplined buying approach has produced consistent gross margins and we believe helps to mitigate adverse impacts on gross profit and results of operation.

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

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes. Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock based compensation expense, pre-opening expenses, non-cash purchase accounting items, debt financing expenses and other expenses, which we do not consider representative of our ongoing operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations.”

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

Store Openings

During the thirteen weeks ended October 31, 2015, we opened 13 new stores. During the thirteen weeks ended November 1, 2014 we opened six new stores. During the thirty-nine weeks ended October 31, 2015 and November 1, 2014, we opened 25 new stores and closed one store and opened 19 new stores, respectively. In connection with these store openings, we incurred pre-opening expenses of $2.4 million and $1.1 million for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively, and $5.3 million and $3.9 million for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.

Distribution Center

In April 2014, we opened our second distribution center, located in Commerce, GA. We incurred certain start-up costs related to the opening of this distribution center, including costs associated with securing the 962,280 square foot site and entering into the lease arrangements. As of May 2, 2015, we were entitled to occupy 554,040 square feet of the facility and are under a lease obligation to incrementally add square footage up to 962,280 square feet through November 2017. For the thirty-nine weeks ended November 1, 2014, we also incurred additional costs of $0.3 million associated with the opening and start-up of the Commerce, GA distribution center. In addition, we incurred costs related to hiring and training new associates for this distribution center. We expect to make additional expenditures related to our utilization of this additional space in fiscal years 2015 through 2017.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for the thirteen weeks ended and thirty-nine weeks ended October 31, 2015 and November 1, 2014 from our unaudited condensed consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	( dollars in thousands)
Consolidated statement of income data:
Net sales	$174,565	$150,005	$518,968	$437,310
Cost of sales	104,641	90,410	314,943	263,108

Gross profit	69,924	59,595	204,025	174,202
Selling, general and administrative expenses	51,796	44,063	147,242	126, 066
Depreciation and amortization expenses	1,810	1,773	5,265	5,291
Pre-opening expenses	2,380	1,132	5,252	4,186

Operating income	13,938	12,627	46,266	38,659
Interest expense, net	3,289	4,754	12,286	13,796
Loss on extinguishment of debt	—	—	2,351	671

Income before income taxes	10,649	7,873	31,629	24,192
Income tax expense	3,887	3,022	11,854	9,285

Net income	$6,762	$4,851	$19,775	$14,907

Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.9	60.3	60.7	60.2

Gross profit	40.1	39.7	39.3	39.8
Selling, general and administrative expenses	29.7	29.4	28.4	28.8
Depreciation and amortization expenses	1.0	1.2	1.0	1.2
Pre-opening expenses	1.4	0.8	1.0	1.0

Operating income	8.0	8.4	8.9	8.8
Interest expense, net	1.9	3.2	2.4	3.2
Loss on extinguishment of debt	—	—	0.5	0.2

Income before income taxes	6.1	5.2	6.1	5.5
Income tax expense	2.2	2.0	2.3	2.1

Net income	3.9%	3.2%	3.8%	3.4%

Select Operating Data:
Number of new stores	13	6	25	19
Number of store closings	—	—	(1)	—

Number of stores open at end of period	200	173	200	173

Average net sales per store (2)	$904	$882	$2,802	$2,659

Comparable stores sales change	3.2%	6.2%	6.5%	2.4%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	( dollars in thousands)
Net Income	$6,762	$4,851	$19,775	$14,907
Interest expense, net	3,289	4,754	12,286	13,796
Loss on extinguishment of debt	—	—	2,351	671
Depreciation and amortization expenses (1)	2,358	2,246	6,901	6,544
Income tax expense	3,887	3,022	11,854	9,285

EBITDA	16,296	14,873	53,167	45,203
Non-cash stock based compensation expense	1,372	990	3,667	2,852
Pre-opening expenses (2)	2,380	1,132	5,252	4,186
Non-cash purchase accounting items (3)	(65)	(95)	(232)	(293)
Transaction related expenses (4)	—	—	322	—
Debt financing expenses (5)	—	—	—	445

Adjusted EBITDA	$19,983	$16,900	$62,176	$52,393

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.
(2)	Represents expenses of opening new stores and distribution centers. For new stores, pre-opening expenses includes grand opening, advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs. For distribution centers, pre-opening expenses primarily includes inventory transportation costs, employee travel expenses and occupancy costs.
(3)	In September 2012 we were acquired by affiliates of CCMP, along with certain members of management (the “CCMP Acquisition”). Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.
(4)	Represents professional services and one-time compensation expenses related to the IPO.
(5)	Represents fees and expenses related to amendments to our Senior Secured Credit Facilities.

Third Quarter 2015 Compared to Third Quarter 2014

Net Sales

Net sales increased to $174.6 million in the thirteen weeks ended October 31, 2015 from $150.0 million in the thirteen weeks ended November 1, 2014, an increase of $24.6 million, or 16.4%. The increase was the result of a comparable store sales increase of $4.5 million, or 3.2% and a non-comparable store sales increase of $20.1 million. The increase in non-comparable store sales was primarily driven by the increase in the number of stores which opened in fiscal year 2014 and the 25 new stores which opened during the thirty-nine weeks ended October 31, 2015. We plan to open three additional stores during the remainder of the fiscal year.

Comparable store sales increased 3.2% for the thirteen weeks ended October 31, 2015 compared to a 6.2% increase for the thirteen weeks ended November 1, 2014. The increase in comparable store sales was driven by strong sales in our food, electronics, books and stationery, clothing, and pet departments. In addition, mild weather during the thirteen weeks ended October 31, 2015 negatively impacted the sales of heaters.

Cost of Sales

Cost of sales increased to $104.6 million in the thirteen weeks ended October 31, 2015 from $90.4 million in the thirteen weeks ended November 1, 2014, an increase of $14.2 million, or 15.7%. The increase in cost of sales was primarily the result of increases in net sales and, to a lesser extent, increases in distribution and transportation expenses.

Gross Profit and Gross Margin

Gross profit increased to $69.9 million in the thirteen weeks ended October 31, 2015 from $59.6 million in the thirteen weeks ended November 1, 2014, an increase of $10.3 million, or 17.3%. Gross margin increased to 40.1% in the thirteen weeks ended October 31, 2015 from 39.7% for the thirteen weeks ended November 31, 2014, an increase of 33 basis points. The increase in gross margin was primarily the result of favorable increases in our merchandise margin, partially offset by increases in distribution and transportation expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $51.8 million in the thirteen weeks ended October 31, 2015 from $44.1 million in the thirteen weeks ended November 1, 2014, an increase of $7.7 million, or 17.5%. As a percentage of net sales, selling, general and administrative expenses increased 30 basis points to 29.7% in the thirteen weeks ended October 31, 2015 compared to 29.4% in the thirteen weeks ended November 1, 2014. The increase in selling, general and administrative expenses was primarily the result of increases in selling expenses of $6.0 million related to new store growth. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses, as well as, additional expenses related to general and administrative expenses and public company expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $2.4 million in the thirteen weeks ended October 31, 2015 from $1.1 million in the thirteen weeks ended November 1, 2014, an increase of $1.2 million. The increase in pre-opening expenses during the thirteen weeks ended October 31, 2015 was due to 13 store openings during the period compared to six store openings during the thirteen weeks ended November 1, 2014, an increase of seven store openings.

Interest Expense, Net

Net interest expense decreased to $3.3 million in the thirteen weeks ended October 31, 2015 from $4.8 million in the thirteen weeks ended November 1, 2014, a decrease of $1.5 million, or 30.8%. The decrease in interest expense is primarily the result of the decrease in the term loan balance and Revolving Credit Facility as proceeds from the July 15, 2015 IPO were used to pay down the term loan balance.

Income Tax Expense

Income tax expense for the thirteen weeks ended October 31, 2015 was $3.9 million compared to $3.0 million for the thirteen weeks ended November 1, 2014, an increase of $0.9 million, or 28.6%. This increase in income tax expense was primarily the result of a $2.8 million increase in pre-tax income, or 35.3%, offset by a favorable tax rate. Our effective tax rate was 36.5% during the thirteen weeks ended October 31, 2015 compared to 38.4% during the thirteen weeks ended November 1, 2014. The effective tax rate for the thirteen weeks ended October 31, 2015 was lower than the prior year effective tax rates primarily as a result of a discrete tax benefit related to the impact from the finalization of employment-based tax credits associated with fiscal 2014.

Net Income

As a result of the foregoing, net income increased to $6.8 million in the thirteen weeks ended October 31, 2015 from $4.9 million in the thirteen weeks ended November 1, 2014, an increase of $1.9 million, or 39.4%.

Adjusted EBITDA

Adjusted EBITDA increased to $20.0 million for the thirteen weeks ended October 31, 2015 from $16.9 million for the thirteen weeks ended November 1, 2014, an increase of $3.1 million, or 18.2%. The increase in Adjusted EBITDA for the thirteen weeks ended October 31, 2015 is due to an increase in net sales which was driven by a 3.2% increase in comparable store sales and a 15.6% increase in store count over the thirteen weeks ended November 1, 2014. As a result of the sales increase, we were able to increase our gross margin by 33 basis points, offset by increase in our selling, general and administrative expenses as a percentage of net sales for the thirteen weeks ended October 31, 2015 to improve our Adjusted EBITDA performance compared to the same period last year.

Thirty-nine weeks 2015 Compared to Thirty-nine weeks 2014

Net Sales

Net sales increased to $519.0 million for the thirty-nine weeks ended October 31, 2015 from $437.3 million for the thirty-nine weeks ended November 1, 2014, an increase of $81.7 million, or 18.7%. The increase was the result of a comparable store sales increase of $27.0 million, or 6.5% and a non-comparable store sales increase of $54.7 million. Our increase in non-comparable store sales was primarily driven by the timing of new stores, which opened during the thirty-nine weeks ended November 1, 2014, but were not open for a full 15 months during the thirty-nine weeks ended October 31, 2015, as well as 25 new stores which opened during the thirty-nine weeks ended October 31, 2015.

Comparable store sales increased 6.5% for the thirty-nine weeks ended October 31, 2015 compared to a 2.4% increase for the thirty-nine weeks ended November 1, 2014. The increase in comparable store sales during the thirty-nine weeks ended October 31, 2015 was driven by increased sales volume and price of certain popular items in the food department, which represent a growing part of our business and a larger portion of our product mix. Comparable store sales volumes were also favorably impacted by opportunistic sourcing and sale of certain popular products in other departments, including electronics, books and stationery, bed and bath, and pets compared to the prior year period.

Cost of Sales

Cost of sales increased to $314.9 million for the thirty-nine weeks October 31, 2015 from $263.1 million for the thirty-nine weeks November 1, 2014, an increase of $51.8 million, or 19.7%. The increase in cost of sales was primarily a result of increased net sales and to a lesser extent increased transportation and distribution expenses.

Gross Profit and Gross Margin

Gross profit increased to $204.0 million for the thirty-nine weeks ended October 31, 2015 from $174.2 million for the thirty-nine weeks ended November 1, 2014, an increase of $29.8 million, or 17.1%. The increase in gross profit was primarily the result of new store growth and increases in comparable store sales. Our gross margin decreased to 39.3% for the thirty-nine weeks ended October 31, 2015 from 39.8% for the thirty-nine weeks ended November 1, 2014, a decrease of 52 basis points. The decrease in gross margin was primarily attributable to increased distribution center costs for the thirty-nine weeks ended October 31, 2015 and was partially offset by favorable increases in our merchandise margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $147.2 million for the thirty-nine weeks ended October 31, 2015 from $126.1 million for the thirty-nine weeks ended November 1, 2014, an increase of $21.2 million, or 16.8%. As a percentage of net sales, selling, general and administrative expenses decreased 46 basis points to 28.4% for the thirty-nine weeks ended October 31, 2015 compared to 28.8% for the thirty-nine weeks ended November 1, 2014. The increase in selling, general and administrative expenses was primarily the result of increases in store-related expenses of $17.7 million to support new store growth. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses, as well as, additional expenses related to general and administrative expenses, public company expenses and costs related to our IPO.

Pre-Opening Expenses

Pre-opening expenses increased to $5.3 million for the thirty-nine weeks ended October 31, 2015 from $4.2 million for the thirty-nine weeks ended November 1, 2014, an increase of $1.1 million, or 25.5%. The increase primarily relates to the pre-opening expenses incurred to open 25 stores during the thirty-nine weeks ended October 31, 2015 compared to 19 store openings during the thirty-nine weeks ended November 1, 2014, an increase of six store openings. The increase in pre-opening expenses was partially offset by reductions in the expense from the Commerce, GA distribution center which opened in April 2014.

Interest Expense, Net

Net interest expense decreased to $12.3 million for the thirty-nine weeks ended October 31, 2015 from $13.8 million in the thirty-nine weeks ended November 1, 2014, a decrease of $1.5 million or 10.9%. The decrease in interest expense is primarily the result of the decrease in the term loan and Revolving Credit Facility balance as proceeds from the IPO were used to pay down the term loan balance.

Loss on extinguishment of debt

Loss on extinguishment of debt increased to $2.4 million for the thirty-nine weeks ended October 31, 2015 from $0.7 million for the thirty-nine weeks ended November 1, 2014, an increase of $1.7 million. The loss on extinguishment of debt for the thirty-nine weeks ended October 31, 2015 represents the write off of debt issuance costs and original issue discount due to the pay down of a portion of the Term Loan Facility using the proceeds from the IPO. The loss on extinguishment of debt for the thirty-nine weeks ended November 1, 2014 relates to the debt issuance cost and original issue discount which was written off as a result of the second amendment to the Term Loan Facility which occurred in April 2014.

Income Tax Expense

Income tax expense increased to $11.9 million for the thirty-nine weeks ended October 31, 2015 from $9.3 million for the thirty-nine weeks ended November 1, 2014, an increase of $2.6 million, or 27.7%. This increase in income tax expense was primarily the result of the $7.4 million increase in pre-tax net income, or 30.7%. Our effective tax rate decreased to 37.5% for the thirty-nine weeks ended October 31, 2015 from 38.4% for the thirty-nine weeks ended November 1, 2014. The effective tax rate for the thirty-nine weeks ended October 31, 2015 were lower than the prior year effective tax rates primarily as a result of a discrete tax benefit related to the impact from the finalization of employment-based tax credits associated with fiscal 2014 and the impact from a slight reduction in the projected state effective tax on the net deferred income tax liabilities.

Net Income

As a result of the foregoing, net income increased to $19.8 million for the thirty-nine weeks ended October 31, 2015 from $14.9 million for the thirty-nine weeks ended November 1, 2014, an increase of $4.9 million, or 32.7%.

Adjusted EBITDA

Adjusted EBITDA increased to $62.2 million for the thirty-nine weeks ended October 31, 2015 from $52.4 million for the thirty-nine weeks ended November 1, 2014, an increase of $9.8 million, or 18.7%. The increase in Adjusted EBITDA for the thirty-nine weeks ended October 31, 2015 is due to an increase in net sales which was driven by a 6.5% increase in comparable store sales and a 15.6% increase in store count over the thirty-nine weeks ended November 1, 2014. This increase was partially offset by a decrease in gross margin of 52 basis points primarily due to increased distribution and transportation costs. Also, as a result of the sales increase, we were able to leverage a 46 basis point decrease in our selling, general and administrative expenses as a percentage of net sales for the thirty-nine weeks ended October 31, 2015, all resulting to improve our Adjusted EBITDA performance compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility. Our primary cash needs are for capital expenditures and working capital. As of October 31, 2015, we had $103.4 million available to borrow under our $125.0 million Revolving Credit Facility and $4.0 million of cash on hand. We had $214.0 million outstanding under our Term Loan Facility. On May 27, 2015 we amended the credit agreements governing our Senior Secured Credit Facilities to, among other things, increase the size of the Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of our outstanding common stock. We also drew $50.0 million of borrowings on the Revolving Credit Facility, the proceeds of which were used to pay an aggregate cash dividend of $48.8 million to holders of our common stock. We repaid borrowings under our Revolving Credit Facility and a portion of our Term Loan Facility with the proceeds of our IPO.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. We plan to spend approximately $14.0 million for capital expenditures in fiscal year 2015. For the thirty-nine weeks ended October 31, 2015 we have spent $10.9 million for capital expenditures compared to $12.1 million for the thirty-nine weeks ended November 1, 2014. We expect to fund capital expenditures from net cash provided by operating activities. We expect to spend approximately half of our budgeted capital expenditures in fiscal year 2015 to open 28 new stores. As of October 31, 2015, we opened 25 new stores during fiscal year 2015. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology in fiscal year 2015.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-nine weeks ended
	October 31, 2015	November 1, 2014
	(in thousands)
Net cash used in operating activities	$(15,383)	$(12,198)
Net cash used in investing activities	(10,894)	(12,081)
Net cash provided by financing activities	8,285	15,454

Net decrease during period in cash	$(17,992)	$(8,825)

Cash Used In Operating Activities

Net cash used in operating activities for thirty-nine weeks ended October 31, 2015 was $15.4 million, an increase from $12.2 million for the thirty-nine weeks ended November 1, 2014. The increase in net cash used in operating activities for the thirty-nine weeks ended October 31, 2015 was primarily due to changes in certain working capital accounts including the impact from the new stores added to the store base which was partially offset by the increase in net income from store performance.

Cash Used in Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended October 31, 2015 was $10.9 million, a decrease of $1.2 million compared to the thirty-nine weeks ended November 1, 2014. The decrease in cash used in investing activities relates to capital expenditures in 2014 for the new distribution center in Commerce, GA and the timing of new store openings.

Cash Provided By Financing Activities

Net cash provided by financing activities for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 was $8.3 million and $15.5 million, respectively. The decrease for the thirty-nine weeks ended October 31, 2015 net cash flows provided by financing activities was primarily related to borrowings on the Revolving Credit Facility for our working capital needs during the thirty-nine weeks ended November 1, 2014.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our final prospectus filed with the SEC on July 15, 2015, other than those which occur in the ordinary course of business.

During the thirty-nine weeks ended October 31, 2015, 27 new store leases commenced. The fully executed leases have initial terms typically between five to seven years with options to renew for two or three successive five-year periods which have future minimum lease payments which total approximately $30.6 million. We have also amended the credit agreements governing our Senior Secured Credit Facilities and our borrowings thereunder as set forth above under “Factors Affecting the Comparability of our Results of Operations – Financing Transactions and Payments to Stockholders.”

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

Recently Issued Accounting Pronouncements

Recently issued accounting standards are discussed in Note 1(j) to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of October 31, 2015, we had $18.1 million in outstanding borrowings under our revolving credit facility and $214.0 million under our term loan facility. The impact of a 1.0% rate change on the outstanding balance of the term loan facility as of October 31, 2015 would be approximately $2.1 million.

As of October 31, 2015, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Prospectus filed with the SEC on July 15, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended October 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

See Item 1A in our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015 for a detailed description of risk factors affecting the Company. There have been no significant changes from the risk factors previously disclosed in that filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

*10.1	Employment Agreement by and between Ollie’s Bargain Outlet, Inc. and Jay Stasz.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Submitted electronically with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 10, 2015	/s/ John Swygert
John Swygert
Executive Vice President and
Chief Financial Officer