Form 10-K
period 2016-01-30
Ollie's Bargain Outlet Holdings, Inc.
filed 2016-04-11
CIK 1639300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37501

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0848819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6295 Allentown Boulevard Suite 1. Harrisburg, Pennsylvania	17112
(Address of principal executive offices)	(Zip Code)

(717) 657-2300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 2, 2015, the last business day of the registrant’s most recently completed first fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The NASDAQ Stock Market on July 16, 2015.

The number of issued and outstanding shares of the registrant’s common stock, $.001 par value, as of April 8, 2016 was 59,954,240.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2015 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Cautionary note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, or by the inclusion of forecasts or projections, the outlook for the Company’s future business, prospects, financial performance, industry outlook, 2016 business outlook and financial guidance. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our failure to adequately manage our inventory or anticipate consumer demand;

•	changes in consumer confidence and spending;

•	risks associated with intense competition;

•	our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all;

•	our ability to manage our inventory balances;

•	our failure to hire and retain key personnel and other qualified personnel;

•	our inability to obtain favorable lease terms for our properties;

•	the loss of, or disruption in the operations of, our centralized distribution centers;

•	fluctuations in comparable store sales and results of operations, including on a quarterly basis;

•	risks associated with our lack of operations in the growing online retail marketplace;

•	our inability to successfully implement our marketing, advertising and promotional efforts;

•	the seasonal nature of our business;

•	the risks associated with doing business with international manufacturers;

•	changes in government regulations, procedures and requirements; and

•	our ability to service our indebtedness and to comply with our financial covenants.

See “Item 1A, Risk Factors” for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report on Form 10-K. Any forward-looking statement made by us in this annual report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1.	Business.

Our company

We are a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices. Known for our assortment of “Good Stuff Cheap,” we offer customers a broad selection of brand name products, including food, housewares, books and stationery, bed and bath, floor coverings, hardware and toys. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong and consistent store performance.

Mark Butler, our Chairman, President and Chief Executive Officer, co-founded Ollie’s in 1982, based on the idea that “everyone in America loves a bargain.” Since opening our first store in Mechanicsburg, PA, we have expanded throughout the Eastern half of the United States. From the time Mr. Butler assumed his current position as President and Chief Executive Officer in 2003, we have grown from operating 28 stores in three states to 203 stores in 17 states as of January 30, 2016. Our no-frills, “semi-lovely” warehouse style stores average approximately 33,000 square feet and generate consistently strong financial returns across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. Since 1998, 100% of our stores have generated positive four-wall EBITDA on a trailing 12-month basis, and prior to that, we believe all of our stores were profitable in each fiscal year since opening our first store in 1982. We believe there is opportunity for more than 950 Ollie’s locations across the United States based on internal estimates and third party research conducted by Jeff Green Partners, a retail real estate feasibility consultant that provides market analysis and strategic planning and consulting services.

Our constantly changing merchandise assortment is procured by a highly experienced merchant team, who leverage deep, long-standing relationships with hundreds of major manufacturers, wholesalers, distributors, brokers and retailers. These relationships enable our merchant team to find and select only the best buys from a broad range of brand name and closeout product offerings and to pass drastically reduced prices along to our customers. As we grow, we believe our increased scale will provide us with even greater access to brand name products because many large manufacturers favor large buyers capable of acquiring an entire deal. Our merchant team augments these deals with directly sourced products including Ollie’s own private label brands and other products exclusive to Ollie’s.

Our business model has produced consistently strong growth and financial performance. From fiscal year 2010 to the fiscal year ended January 30, 2016 (“fiscal year 2015”) (except as noted):

•	Our store base expanded from 95 stores to 203 stores, a compound annual growth rate, or CAGR of 16.1% and we entered nine new states.

•	New stores opened from fiscal year 2010 to fiscal year 2014 produced average cash-on-cash returns of 63% in their first 12 months of operations.

•	Comparable store sales grew at an average rate of 2.8% per year.

•	Net sales increased from $335.7 million to $762.4 million, a CAGR of 17.5%.

•	Net income increased from $19.1 million to $35.8 million.

*	Represents successor period 2012 and predecessor period 2012, as adjusted to eliminate the impact of the four-week period ended January 28, 2012 and to reflect a 53-week period. See “Item 6 - Selected Consolidated Financial Data.”

Our competitive strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth:

“Good Stuff Cheap”—Ever changing product assortment at drastically reduced prices. Our stores offer something for everyone across a diverse range of merchandise categories at prices up to 70% below department and fancy stores and up to 20-50% below mass market retailers. Our product assortment frequently changes based on the wide variety of deals available from the hundreds of brand name suppliers we have relationships with. We augment these opportunistic deals on brand name merchandise with directly sourced unbranded products or those under our own private label brands such as Sarasota Breeze, Steelton Tools and American Way and exclusively licensed recognizable brands and celebrity names such as Magnavox, Marcus Samuelsson Signature Cookware and Kasey Kahne Car Care. Brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our fiscal year 2015 merchandise purchases. Our treasure hunt shopping environment and slogan “when it’s gone, it’s gone” help to instill a “shop now” sense of urgency that encourages frequent customer visits.

Highly experienced and disciplined merchant team. Our 13-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by five senior merchants, including Mark Butler, and has over 107 years of combined industry experience and 90 combined years of experience at Ollie’s. We have been doing business with our top 15 suppliers for an average of 13 years, and only one supplier accounted for more than 5% of our purchases during the fiscal year 2015. Our well-established relationships with our suppliers together with our scale, buying power, financial credibility and responsiveness often makes Ollie’s the first call for available deals. Our direct relationships with our suppliers have increased as we have grown and we continuously strive to broaden our supplier network. These factors provide us with increased access to goods, which enables us to be more selective in our deal-making and which we believe helps us provide compelling value and assortment of goods to our customers and fuels our continued profitable growth.

Distinctive brand and engaging shopping experience. Our distinctive and often self-deprecating humor and highly recognizable caricatures are used in our stores, flyers, mailers, website and email campaigns. We attempt to make our customers laugh as we poke fun at ourselves and current events. We believe this approach creates a strong connection to our brand and sets us apart from other, more traditional retailers. Our “semi-lovely” stores feature these same brand attributes together with witty signage in a warehouse format that create a fun, relaxed and engaging shopping environment. We believe that by disarming our customers by getting them to giggle a bit, they are more likely to look at and trust our products for what they are—extremely great bargains. We offer a

“30-day no hard time guarantee” as a means to overcome any skepticism associated with our cheap prices and to build trust and loyalty, because if our customers are not happy, we are not happy. We welcome customers to bring back their merchandise within that timeframe for a “no hard time” full refund. We also make it easy for our customers to browse our stores by displaying our products on easily accessible fixtures and by keeping the stores clean and well-lit. We believe our humorous brand image, compelling values and welcoming stores resonate with our customers and define Ollie’s as a unique and comfortable destination shopping location.

Extremely loyal “Ollie’s Army” customer base. Our best customers are members of our Ollie’s Army customer loyalty program, which stands at 6.4 million members as of January 30, 2016. For fiscal year 2015, over 60% of our sales were from Ollie’s Army members, and we have grown our base of loyal members by 32.6% in fiscal year 2015. Ollie’s Army members spend approximately 40% more per shopping trip at Ollie’s, typically shop more frequently than non-members, and are willing to drive upwards of 25 minutes to shop at our stores. We identify our target customer as “anyone between the ages of 25-70 with a wallet or a purse” seeking a great bargain. Our consumer research supports this approach, revealing that we appeal to a broad demographic spanning a wide range of household incomes, with more than 60% of Ollie’s Army members having an average household income over $50,000.

Strong and consistent store model built for growth. We employ a proven new store model that generates strong cash flow, consistent financial results and attractive returns on investment regardless of the economic environment. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our new store model targets a cash-on-cash return of 55% in the first 12 months of operations and a payback period of approximately two years. New stores opened from fiscal year 2010 to fiscal year 2014 produced average cash-on-cash returns of 63% in their first 12 months of operations. Since 2010, our new stores have generated an average of $3.9 million in net sales in their first 12 months of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, recently opened distribution center in Commerce, GA and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Highly experienced and passionate founder-led management team. Our leadership team, directed by our co-founder, Chairman, President and Chief Executive Officer, Mark Butler, has guided our organization through its expansion and positioned us for continued growth. Mark Butler has assembled a talented and dedicated team of executives with an average of 24 years of retail experience, including an average 10 years of experience at Ollie’s. Our senior executives possess extensive experience across a broad range of disciplines, including merchandising, marketing, real estate, finance, store operations, supply chain management and information technology. We believe by encouraging equity ownership and fostering a strong team culture, we have aligned the interests of our employees with those of our shareholders. As a result, no member of the executive management team (any Vice President or higher classification) has ever chosen to leave Ollie’s to work for another company. We believe these factors result in a cohesive team focused on sustainable long-term growth.

Our growth strategy

We plan to continue to drive growth in sales and profitability by executing on the following strategies:

Grow our store base. We believe our compelling value proposition and the success of our stores across a broad range of geographic regions, population densities and demographic groups creates a significant opportunity to profitably increase our store count. Our internal estimates and third party research conducted by Jeff Green Partners indicate the potential for more than 950 national locations. Our new store real estate model is flexible and focuses predominately on second generation sites ranging in size from 25,000 to 35,000 square feet. We believe there is an ample supply of suitable low-cost, second generation real estate to allow us to infill within our existing markets as well as to expand into new, contiguous geographies. This approach leverages our distribution infrastructure, field management team, store management, marketing investments and brand awareness. We expect our new store openings to be the primary driver of our continued, consistent growth in sales and profitability.

Increase our offerings of great bargains. We will continue to enhance our supplier relationships and develop additional sources to acquire brand name and closeout products for our customers. Our strong sourcing relationships with leading major manufacturers and our purchasing scale provide us with significant opportunities to expand our ever changing assortment of brand name and closeout merchandise at extreme values. We plan to further invest in our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

Leverage and expand Ollie’s Army. We intend to recruit new Ollie’s Army members and increase their frequency of store visits and spending by enhancing our distinctive, fun and recognizable marketing programs, building brand awareness, rewarding member loyalty and utilizing more sophisticated data driven targeted marketing. We believe these strategies, coupled with a larger store base, will enable us to increase the amount of sales driven by loyal Ollie’s Army customers seeking the next great deal.

Our merchandise

Strategy

We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. Our ever changing assortment of “Good Stuff Cheap” includes brand name and closeout merchandise from leading manufacturers. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer. Brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our fiscal year 2015 merchandise purchases. We believe our compelling value proposition and the unique nature of our merchandise offerings have fostered our customer appeal across a variety of demographics and socioeconomic profiles.

Our warehouse format stores feature on average more than 130,000 active stock-keeping units across a broad number of categories including food, housewares, books and stationery, bed and bath, floor coverings, hardware and toys as well as other products including electronics, personal health care, candy, clothing, sporting goods, pet and lawn and garden products. We focus on buying cheap to sell cheap and source products as unique buying opportunities present themselves. Our merchandise mix is designed to combine unique and brand name bargains at extremely attractive price points. This approach results in frequently changing product assortments and localized offerings which encourage shopper frequency and a “shop now” sense of urgency as customers hunt to discover the next deal.

The common element of our dynamic merchandise selection is the consistent delivery of great deals to our customers, with products offered at prices up to 70% below department stores and fancy stores and up to 20-50% below mass market retailers. Our product price tags allow customers to compare our competitor’s price against Ollie’s price to further highlight the savings they can realize by shopping at our stores.

Product mix

Examples of our product offerings include:

•	Food: packaged food including coffee, bottled non-carbonated beverages, salty snacks, condiments, sauces, spices, dry pasta, canned goods, cereal and cookies;

•	Housewares: cooking utensils, dishes, appliances, plastic containers, cutlery, storage and garbage bags, detergents and cleaning supplies, cookware and glassware, fans and space heaters, candles, frames and giftware;

•	Books and stationery: novels, children’s, how-to, business, cooking, inspirational and coffee table books along with DVDs, greeting cards and various office supplies and party goods;

•	Bed and bath: household goods including bedding, towels, curtains and associated hardware;

•	Floor coverings: laminate flooring, commercial and residential carpeting, area rugs and floor mats;

•	Hardware: tools, shelving, storage containers and paints;

•	Toys: dolls, action figures, puzzles, educational toys, board games and other related items; and

•	Other: electronics, personal health care, candy, clothing, sporting goods, pet products, luggage, automotive, seasonal, furniture, summer furniture and lawn & garden.

The following chart shows the breakdown of our fiscal year 2015 net sales by merchandise category:

Product categories

We maintain consistent average margins across our primary product categories described below.

Brand name and closeout merchandise (approximately 70% of merchandise purchases in fiscal year 2015)

Our focus is to provide huge savings to our customers primarily through brand name products across a broad range of merchandise. Our experienced merchant team purchases deeply discounted, branded or closeout merchandise primarily from manufacturers, retailers, distributors and brokers. This merchandise includes overstocks, discontinued merchandise, package changes, cancelled orders, excess inventory and buybacks from retailers and major manufacturers.

Non-closeout goods/private label (approximately 30% of merchandise purchases in fiscal year 2015)

We augment the breadth of our brand name merchandise with non-closeout and private label merchandise. In categories where the consumer is not as brand conscious, such as home textiles, home storage and furniture, or when we may not be offering a current brand name merchandise deal, we will buy deeply discounted unbranded merchandise. These extreme value offerings are mixed in the stores with our brand name merchandise. We also have a variety of domestic and direct-import private label merchandise and exclusive products sold under brands such as Sarasota Breeze, Steelton Tools and American Way. These high quality products are developed in key categories such as housewares, are designed to create brand-like excitement and complement our brand name merchandise. We also have licenses for private label products that use recognizable celebrity names like Marcus Samuelsson, Josh Capon and Kasey Kahne, or brand names like Country Living, Magnavox, Popular Mechanics and Wells Lamont. We routinely evaluate the quality and condition of these private label goods to ensure that we are delivering our customer a high quality product at a great price.

Merchandise procurement and distribution

Our disciplined buying strategy and strict adherence to purchasing margins support our merchandising strategy of buying cheap to sell cheap.

Merchandising team

Our 13-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by five senior merchants, including Mark Butler, and has over 107 years of combined industry experience and 90 combined years of experience at Ollie’s. Our merchants specialize by department in order to build category expertise, in-depth knowledge and sourcing relationships. We believe our buying approach coupled with long-standing and newly formed relationships enable us to find the best deals from major manufacturers and pass drastically reduced prices along to our customers. We plan to further invest in and grow our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

Merchandise procurement

We believe that our strong sourcing capabilities are the result of our tenured merchant team’s ability to leverage deep, long-standing relationships with hundreds of manufacturers, wholesalers, brokers, retailers and other suppliers. Our merchants maintain direct relationships with brand manufacturers, regularly attend more than 60 tradeshows per year and travel the world to source extreme value offerings across a broad assortment of product categories. We are an ideal partner to major manufacturers because our merchants are experienced and empowered to make quick decisions. Each opportunity is unique and our merchants negotiate directly with the supplier to lock in a particular deal. Our ability to select the most attractive opportunistic purchases from a growing number of available deals enables us to provide a wide assortment of goods to our customers at great deals.

We source from over 1,000 suppliers, with only one supplier accounting for more than 5% of our purchases during the fiscal year 2015. Our dedication to building strong relationships with suppliers is evidenced by a 13-year average relationship with our top 15 suppliers. As we grow, we believe our increased scale will provide us with even greater access to brand name products since many major manufacturers seek a single buyer to acquire the entire deal.

Distribution and logistics

We have made significant investments to support our store growth plan. In April 2014, we opened our second distribution center, located in Commerce, GA, to support our store operations and expansion plans in the Southeast. We distribute approximately 94% of our merchandise from our 603,000 square foot distribution center in York, PA and our 554,040 square foot distribution center in Commerce, GA that will increase annually to 962,280 square feet by November 2017. In order to minimize the amount of time our retail stores devote to inventory management, all of our merchandise is seeded with price tickets and labeled with a bar code for shipping.

Our stores generally receive shipments from our distribution centers two to three times a week, depending on the season and specific store size and sales volume. We utilize independent third party freight carriers and, on average, load and ship between 40 and 50 trucks per day. We believe our existing distribution capabilities will support our anticipated store growth of between 375 to 400 stores over the next several years.

Our stores

As of January 30, 2016, we operated 203 stores averaging approximately 33,000 square feet across 17 contiguous states in the Eastern half of the United States. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. Since 1998, 100% of our stores have generated positive four-wall EBITDA on a trailing 12-month basis, and prior to that, we believe all of our stores were profitable in each fiscal year since opening our first store in 1982. We have successfully opened stores in nine new states since fiscal year 2010, highlighting the portability of our new store model. The following map shows the number of stores in each of the states in which we operated as of January 30, 2016:

Store design and layout

All of our warehouse format stores incorporate the same philosophy: no-frills, bright, “semi-lovely” stores and a fun, treasure hunt shopping experience. We present our stores as “semi-lovely” to differentiate our stores from other traditional retailers, and to minimize operating and build-out costs. Our stores also welcome our customers with vibrant and colorful caricatures together with witty signage. We attempt to make our customers laugh as we poke fun at ourselves and current events. We believe that by disarming our customers by getting them to giggle a bit, they are able to look at and trust our products for what they are—extremely great bargains.

We believe the store layout and merchandising strategy helps to instill a “shop now” sense of urgency and increase frequency of customer visits as customers never know what they might come across in our stores. We make it easy for our customers to browse our stores by displaying our frequently changing assortment of products on rolling tables, pallets and other display fixtures. Our store team leaders are responsible for maintaining our treasure hunt shopping experience, keeping the stores clean and well-lit and ensuring our customers are engaged. We believe our humorous brand image, compelling values and welcoming stores resonate with our customers and define Ollie’s as a unique and comfortable destination shopping location.

Expansion opportunities and site selection

We believe we can profitably expand our store count on a national scale to more than 950 locations based on internal estimates and third party research conducted by Jeff Green Partners. We plan to continue to expand into attractive markets in the Southeastern United States, including Florida and Mississippi. Our disciplined real estate strategy focuses on infilling existing geographies as well as expanding into contiguous markets in order to leverage our distribution infrastructure, field management team, store management, marketing investments and brand awareness.

We maintain a pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	Fiscal year
	2015	2014	2013
Stores open at beginning of period	176	154	131
Stores opened	28	22	23
Stores closed	(1)	—	—

Stores open at end of period	203	176	154

We utilize a rigorous site selection and real estate approval process in order to leverage our infrastructure, marketing investments and brand awareness. Members of our real estate team spend considerable time evaluating prospective sites before bringing a new lease proposal to our real estate committee, which is composed of senior management and executive officers. Our flexible store layout allows us to quickly take over a variety of low-cost, second generation sites including former big box retail and grocery stores. We believe there is an ample supply of suitable low-cost, second generation real estate allowing us to infill within our existing markets as well as to expand into new, contiguous geographies. By focusing on key characteristics such as proximity to the nearest Ollie’s store, ability to leverage distribution infrastructure, visibility, traffic counts, population densities of at least 50,000 people within ten miles and low rent per square foot, we have developed a new store real estate model that has consistently delivered attractive returns on invested capital.

Our strong unit growth is supported by our predictable and compelling new store model. We target a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. With our relatively low investment costs and strong new store opening performance, we target new store sales of $3.7 million and a cash-on-cash return of 55% in the first 12 months of operation. New stores opened from fiscal year 2010 to fiscal year 2014 produced average cash-on-cash returns of 63% in their first 12 months of operations. Since 2010, our new stores have generated an average of $3.9 million in net sales in their first full year of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, corporate infrastructure, including our recently opened second distribution center, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Store-level management and training

Our Senior Vice President of Store Operations oversees all store activities. Our stores are grouped into two regions, divided generally along geographic lines. We employ two regional directors, who have responsibility for the day to day operations of the stores in their region. Reporting to the regional directors are 21 district team leaders who each manage a group of stores in their markets. At the store level, the leadership team consists of a store team leader (manager), co-team leader (first level assistant manager) and assistant team leader (second level assistant manager). Supervisors oversee specific areas within each store.

Each store team leader is responsible for the daily operations of the store, including the processing of merchandise to the sales floor and the presentation of goods throughout the store. Store team leaders are trained to maintain a clean and appealing store environment for our customers. Store team leaders and co-team leaders are also responsible for the hiring, training and development of associates. While each store’s sales volume is reviewed to determine the optimal store-level staffing requirements, our typical store employs 16 to 30 associates. Part-time associates generally comprise 65% of the associates in a typical store, with the remaining 35% being full-time associates.

We work tirelessly to hire talented people, to improve our ability to assess talent during the interview process and to regularly train those individuals at Ollie’s who are responsible for interviewing candidates. We also devote substantial resources to training our new managers through our Team Leader Training Program. This program operates at designated training stores located across our footprint. It provides an in-depth review of our operations, including merchandising, policies and procedures, asset protection and safety, human resources. Part-time associates receive structured training as part of their onboarding throughout their first five scheduled shifts.

Our Ollie’s Leadership Institute (“OLI”) is a program that is used to equip associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare him or her for his or her next level position. Our strong growth provides opportunities for advancement and OLI is focused on preparing eligible candidates for these positions. OLI is our preferred source for new supervisors and team leaders as “home grown” talent has proven to be successful. Since the program was implemented, our internal promotion rate has increased from 18% in 2009 to approximately 50% in 2015. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.

Marketing and advertising

Our marketing and advertising campaigns feature colorful caricatures and witty sayings in order to make our customers laugh. We believe that by disarming our customers by getting them to giggle a bit, they are able to look at and trust our products for what they are—extremely great bargains. Our distinctive and often self-deprecating humor and highly recognizable caricatures are used in all of our stores, flyers and advertising campaigns.

We tailor our marketing mix and strategy for each market, deal or promotion. We primarily use the following forms of marketing and advertising:

•	Print and direct mail: During fiscal year 2015, we distributed approximately 400 million highly recognizable flyers. Our flyers serve as the foundation of our marketing strategy and highlight current deals to create shopping urgency and drive traffic and increase frequency of store visits.

•	Radio and television: We selectively utilize creative radio and television advertising campaigns in targeted markets at certain times of the year, particularly during the holiday sales season to create brand awareness and support new store openings.

•	Sports marketing, charity and community events: We sponsor professional and amateur athletics including Major League Baseball, NASCAR, National Hockey League, NCAA Basketball and Football, as well as various local athletic programs. Additionally, we are dedicated to maintaining a visible presence in the communities in which our stores are located through the sponsorship of charitable organizations such as the Children’s Miracle Network, Cal Ripken, Sr. Foundation and the Kevin Harvick Foundation. We believe these sponsorships promote our brand, underscore our values and build a sense of community.

•	Digital marketing and social media: We maintain an active web presence and promote our brand through our website and social media outlets. We also utilize targeted email marketing to highlight our latest brand name offerings and drive traffic to our stores.

Ollie’s Army

Our customer loyalty program, Ollie’s Army, stands at 6.4 million members as of January 30, 2016 and has increased 32.6% from fiscal year 2014 to fiscal year 2015. In fiscal year 2015, Ollie’s Army members accounted for over 60% of net sales and spent approximately 40% more per shopping trip, on average, than non-members. Ollie’s appeals to a broad demographic, spanning a wide range of household incomes with more than 60% of Ollie’s Army members having a household income in excess of $50,000. Consistent with our marketing strategy, we engage new and existing Ollie’s Army members through the use of witty phrases and signage; examples include “Enlist in Ollie’s Army today,” “become one of the few, the cheap, the proud” and “Ollie’s Army Boot Camp…all enlistees will receive 15% off their next purchase.” Ollie’s Army members appreciate our compelling value proposition and are willing to drive upwards of 25 minutes to shop at our stores. Historically, Ollie’s Army members have demonstrated double digit redemption rates for promotional activities exclusive to Ollie’s Army members, such as our Valentine’s, Boot Camp and Buzzard 15% off mailers, as well as Ollie’s Army Night, a special annual one-day after-hours sale in December for Ollie’s Army members. We expect to continue leveraging the data gathered from our proprietary database of Ollie’s Army members to better segment and target our marketing initiatives and increase shopping frequency.

Competition

We compete with a diverse group of retailers including discount, closeout, mass merchant, department, grocery, drug, convenience, hardware, variety, online and other specialty stores.

The principal basis on which we compete against other retailers is by offering an ever changing selection of brand name products at compelling price points in an exciting shopping environment. Accordingly, we compete against a fragmented group of retailers, wholesalers and jobbers to acquire merchandise for sale in our stores.

Our established relationships with our suppliers coupled with our scale, associated buying power, financial credibility and responsiveness often makes Ollie’s the first call for available deals. Our direct relationships with suppliers have increased as we have grown, and we continuously strive to broaden our supplier network.

Trademarks and other intellectual property

We own several state and federally owned registered trademarks related to our brand, including “Ollie’s,” “Ollie’s Bargain Outlet,” “Good Stuff Cheap,” “Ollie’s Army” and “Real Brands! Real Bargains!” In addition, we maintain a trademark for the image of Ollie, the face of our company. We also own registered trademarks for many of our private labels such as “American Way,” “Steelton Tools,” “Sarasota Breeze” and “Commonwealth Classics” among others. We are also in the process of prosecuting several other trademarks, both for private label goods and to further identify our services. We enter into trademark license agreements where necessary, which may include our private label offerings, such as the Magnavox products and Marcus Samuelsson Cookware available in our stores. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.ollies.us, www.olliesbargainoutlet.com, www.olliesarmy.com, www.ollies.cheap, www.sarasotabreeze.com and www.olliesmail.com and unregistered copyrights in our website content. We attempt to obtain registration of our trademarks as practical and pursue infringement of those marks when appropriate.

Technology

Our management information systems provide a full range of business process assistance and timely information to support our merchandising team and strategy, management of multiple distribution centers, stores and operations, and financial reporting. We believe our current systems provide us with operational efficiencies, scalability, management control and timely reporting that allow us to identify and respond to merchandising and operating trends in our business. We use a combination of internal and external resources to support store point-of-sale, merchandise acquisition and distribution, inventory management, financial reporting, real estate and administrative functions. We continuously assess ways to maximize productivity and efficiency, as well as evaluate opportunities to further enhance our existing systems. Our existing systems are scalable to support future growth.

Government regulation

We are subject to labor and employment laws, including minimum wage requirements, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers and/or govern product standards, the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

We source a portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies and our vendor compliance agreements mandate compliance with applicable law, including these laws and regulations.

Insurance

We maintain third-party insurance for a number of risk management activities, including workers’ compensation, general liability, commercial property, ocean marine, cyber, director and officer and employee benefit related insurance policies. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Employees

As of the fiscal year ended January 30, 2016, we employed more than 5,000 associates, approximately 2,200 of whom were full-time and approximately 2,800 of whom were part-time. Of our total associate base, approximately 125 were based at our store support center in Harrisburg, PA. Our distribution centers employ approximately 350 associates, 210 of whom were in York, PA and 140 of whom were in Commerce, GA. The remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. In fiscal year 2015, we employed approximately 1,400 additional seasonal associates during our peak holiday sales season. We have a long history of maintaining a culture that embraces our associates. We take pride in providing a great work environment and strong growth opportunities for our associates. None of our associates belong to a union or are party to any collective bargaining or similar agreement.

Our private equity sponsor

We were acquired by affiliates of CCMP Capital Advisors, LLC (collectively referred to as “CCMP”) along with certain members of management in September 2012 (the “CCMP Acquisition”). CCMP is a leading global private equity firm specializing in buyout and growth equity investments in companies ranging from $250 million to more than $2 billion in size. CCMP’s founders have invested over $16 billion since 1984, which includes their activities at J.P. Morgan Partners, LLC (a private equity division of JPMorgan Chase & Co.) and its predecessor firms. CCMP was formed in August 2006 when the buyout and growth equity investment professionals of J.P. Morgan Partners, LLC separated from JPMorgan Chase & Co. to commence operations as an independent firm. The foundation of CCMP’s investment approach is to leverage the combined strengths of its deep industry expertise and proprietary operating resources to create value by investing in four targeted industries– Industrials, Consumer/Retail, Energy and Healthcare.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as other information in this Annual Report on Form 10-K, before deciding whether to invest in the shares of our common stock. The occurrence of any of the events described below could have a material adverse effect on our business, financial condition or results of operations. In the case of such an event, the trading price of our common stock may decline and you may lose all or part of your investment.

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

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions. We opened 27 and 22 net new stores in fiscal years 2015 and 2014, respectively, as we continue to backfill in existing markets and expand into contiguous geographies. Our ability to timely open new stores depends in part on several factors, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate acceptable lease terms; our ability to obtain permits and licenses; our ability to hire and train new personnel, especially store managers, in a cost effective manner; our ability to adapt our distribution and other operational and management systems to a changing network of stores; the availability of capital funding for expansion; our ability to respond to demographic shifts in areas where our stores are located and general economic conditions.

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

Our inventory balance represented approximately 71.4% of our total assets exclusive of goodwill, trade name and other intangible assets, net, as of January 30, 2016. Efficient inventory management is a key component of our profitability and ability to generate revenue. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods adversely impact our results of operations. If our buying decisions do not accurately correspond to customer preferences, if we inappropriately price products or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of any excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We continue to focus on ways to reduce these risks, but we cannot assure you that we will be successful in our inventory management. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

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

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements and sports marketing, we primarily advertise our in-store offerings through printed flyers. In fiscal year 2015, approximately 70% of our advertising spend was for the printing and distribution of flyers. If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase merchandise directly from suppliers outside of the United States. In fiscal year 2015, substantially all of our private label inventory purchases were direct imports. Our direct imports represented approximately 18% at cost of our total merchandise purchases in fiscal year 2015. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are in compliance with the PCI Standard as of the end of fiscal year 2015, and compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

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

As of the end of fiscal year 2015, we are compliant with the PCI Standard. However, there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. We expect to incur additional expenses to maintain PCI compliance. Even though we are compliant with such standards, we still may not be able to prevent security breaches.

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

As of January 30, 2016, we had $200.0 million of outstanding indebtedness under our senior secured term loan facility (the “New Term Loan Facility”) and $2.4 million of outstanding letters of credit and $0.2 million of outstanding rent reserves under our senior secured asset-based revolving credit facility (of which $97.4 million of undrawn commitments remained available for borrowing) (the “New Revolving Credit Facility”, and together with the New Term Loan Facility, the “New Credit Facilities”). We may, from time to time, incur additional indebtedness.

The agreements governing our New Credit Facilities place certain conditions on us, including that they:

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	make us more vulnerable to increases in interest rates, as borrowings under our New Credit Facilities are at variable rates;

•	limit our ability to obtain additional financing in the future for working capital or other purposes;

•	require us to utilize our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our New Credit Facilities place certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our New Credit Facilities, we may be permitted to incur substantial additional indebtedness and may incur obligations that do not constitute indebtedness under the terms of the New Credit Facilities. Our New Credit Facilities also place certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. Our New Credit Facilities also place certain restrictions on the payment of dividends and distributions and certain management fees. These restrictions limit or prohibit, among other things, our ability to:

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	incur or guarantee additional indebtedness;

•	sell stock in our subsidiaries;

•	create or incur liens;

•	make acquisitions or investments;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	make certain payments or prepayments of indebtedness subordinated to our obligations under our New Credit Facilities; and

•	enter into certain transactions with our affiliates.

Failure to comply with certain covenants or the occurrence of a change of control under our New Credit Facilities could result in the acceleration of our obligations under the New Credit Facilities, which would materially adversely affect our liquidity, capital resources and results of operations.

Under certain circumstances, our New Credit Facilities require us to comply with certain financial covenants regarding our fixed charge coverage ratio and total leverage ratio. Changes with respect to the total leverage ratio may increase our interest rate and failure to comply with each covenant could result in a default and an acceleration of our obligations under the New Credit Facilities, which could have a material adverse effect on our liquidity and our business, financial condition and results of operations. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities.”

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including our New Credit Facilities, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to inventory valuation, impairment of goodwill and intangible assets, impairment of long-lived assets, stock-based compensation expense and accounting for income taxes including deferred tax assets and liabilities.

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

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or stock options granted in the future may cause the market price of our common stock to decrease significantly. As of January 30, 2016, CCMP, our private equity sponsor, held an aggregate of 34,603,040 shares of our common stock. After our secondary offering on February 18, 2016, CCMP held an aggregate of 27,701,518 shares of our common stock. In addition, as of January 30, 2016, we have an aggregate of 6,991,825 shares of common stock issuable upon exercise of outstanding options under the 2015 Equity Incentive Plan, (the “2015 Plan” and together with the 2012 Equity Incentive Plan “Equity Plans”) (3,013,125 of which are fully vested). After our secondary offering on February 18, 2016, we have an aggregate of 5,839,325 shares of common stock issuable upon exercise of outstanding options under the Equity Plans (1,860,625 of which are fully vested).

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

We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our New Credit Facilities and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

We do not expect to pay any cash dividends for the foreseeable future.

The continued operation and expansion of our business will require substantial funding. We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our New Credit Facilities and might be restricted by the terms of any indebtedness that we incur in the future. Accordingly, realization of any gain on our common stock will depend on the appreciation of the price of the shares of our common stock, which may never occur.

We have and will continue to incur increased costs and obligations as a result of being a public company.

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

CCMP and our Chief Executive Officer collectively own a substantial majority of our outstanding common stock and their interests may be different from or conflict with those of our other stockholders.

As of January 30, 2016, CCMP beneficially owns approximately 58.9% of our outstanding common stock and Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, beneficially owns approximately 24.5% of our outstanding common stock. After our secondary offering on February 18, 2016, CCMP beneficially owns approximately 46.2% of our outstanding common stock and Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, beneficially owns approximately 21.1% of our outstanding common stock. Accordingly, both CCMP and Mr. Butler are able to exert a significant degree of influence or actual control over our management and affairs and control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Our principal stockholders’ interests might not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership and/or the restrictions imposed by the stockholders agreement may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real property and enter into leases for our retail stores, often in second generation sites ranging in size from 25,000 to 50,000 square feet. Our corporate headquarters, located in Harrisburg, PA, is approximately 28,128 square feet and is leased under an agreement that expires in October 2023, with options to renew for three successive five-year periods. Our 603,000 square foot distribution center located in York, PA is leased under an agreement that expires in March 2028 with options to renew for two successive five-year periods. During fiscal year 2014, we opened a second distribution center in Commerce, GA. This distribution center is approximately 554,040 square feet and is leased under an agreement that expires in April 2024 with options to renew for three successive five-year periods. Our lease provides that we will lease and pay for additional space in our Commerce, GA distribution center until we occupy a total of 962,280 square feet by November 2017. As of January 30, 2016, there were 203 Ollie’s Bargain Outlet locations across 17 contiguous states in the Eastern half of the United States.

We maintain a focused and disciplined approach to entering into lease arrangements. All leases are approved by our real estate committee, which is composed of senior management and executive officers. Our leases generally have an initial term of five to seven years with options to renew for three successive five-year periods and generally require us to pay a proportionate share of real estate taxes, insurance and common area or other charges.

Item 3.	Legal Proceedings

We are occasionally a party to legal actions arising in the ordinary course of our business, including employment-related claims and actions relating to intellectual property. None of these legal actions, many of which are covered by insurance, has had a material effect on us. Although, as of the date of this annual report, we are not a party to any material pending legal proceedings and are not aware of any claims, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements that could have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on NASDAQ under the symbol “OLLI” since July 16, 2015. Prior to that time, there was no public market for our shares. The following table sets forth for the periods indicated the high and low sales prices of our common stock on NASDAQ.

	Fiscal year 2015
	High	Low
Second Quarter (July 16, 2015 (first trading date after IPO) through August 1, 2015)	$22.99	$18.28
Third Quarter (August 2, 2015 through October 31, 2015)	$21.19	$14.88
Fourth Quarter (November 1, 2015 through January 30, 2016)	$22.53	$15.61

As of January 30, 2016, we had approximately 120 stockholders of record. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between July 16, 2015 (the first day of trading following our IPO) and January 30, 2016 to the cumulative return of (i) the NASDAQ Composite Total Return index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 on July 16, 2015 in our common stock, the NASDAQ Composite Total Return index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	7/16/15	7/17/15	8/1/15	8/29/15	10/3/15	10/31/15	11/28/15	1/2/16	1/30/16
Ollie’s Bargain Outlet Holdings, Inc.	$100.00	94.74	92.77	83.07	76.03	74.94	85.30	80.43	105.67
NASDAQ Global Market Composite Index	$100.00	100.59	95.76	87.91	77.00	79.47	84.75	81.04	65.56
NASDAQ US Benchmark Retail Index	$100.00	99.72	100.52	96.32	93.91	98.08	100.27	99.26	93.65

Dividends

Our common stock began trading on July 16, 2015. Since then, we have not declared any cash dividends nor do we expect to in the foreseeable future. We currently intend to retain our earnings to finance the development and growth of our business and operations and do not intend to pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 6.	Selected Consolidated Financial Data

The following tables set forth Ollie’s Bargain Outlet Holdings, Inc.’s selected historical consolidated financial and other data for the periods ending on and as of the dates indicated. We derived the consolidated statement of income data and consolidated statement of cash flow data for fiscal years 2015, 2014 and 2013 and our consolidated balance sheet data as of January 30, 2016 and January 31, 2015 from our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statement of income data and consolidated statement of cash flow data for successor period 2012 (described below), predecessor period 2012 (described below), and fiscal year 2011 from our audited consolidated financial statements and related notes thereto not included in this Annual Report on Form 10-K.

Prior to fiscal year 2013, we operated on a fiscal calendar which resulted in a given fiscal year consisting of a 52- or 53- week period ending on the Saturday closest to December 31 of that year. In connection with the CCMP Acquisition, as part of the purchase price allocation, assets acquired and liabilities assumed were adjusted to their estimated fair value as of September 28, 2012, the closing date of the CCMP Acquisition. The periods on and prior to September 28, 2012 are referred to as the predecessor periods. The periods on and following September 29, 2012, are referred to as the successor periods. We refer to the period from January 1, 2012 through September 28, 2012 as “predecessor period 2012” and the period from September 29, 2012 through February 2, 2013 as “successor period 2012.” References to “fiscal year 2011” is to the fiscal year ended December 31, 2011.

Each of fiscal years 2015, 2014, 2013, and 2011 consisted of 52-week periods. Successor period 2012 consisted of an 18-week period and predecessor period 2012 consisted of a 39-week period. As a result of the application of purchase accounting in connection with the CCMP Acquisition impacting the successor periods, fiscal years 2015, 2014 and 2013 and successor period 2012 may not be comparable to predecessor period 2012 and fiscal years 2011.

Our historical results are not necessarily indicative of future results of operations. The consolidated statement of income data and consolidated statement of cash flow data for fiscal years 2015, 2014 and 2013 and our consolidated balance sheet data as of January 30, 2016 and January 31, 2015 are not necessarily indicative of the results expected for fiscal year 2016 or for any future period. You should read the information set forth below together with the consolidated financial statements and accompanying notes and the information under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Successor				Predecessor
	Fiscal year			Successor period (1)	Predecessor Period (1)	Fiscal year
	2015	2014	2013	2012	2012	2011
	(in thousands, except per share amounts)
Consolidated Statement of Income Data:
Net sales	$762,370	$637,975	$540,718	$183,644	$316,135	$389,862
Cost of sales	459,506	384,465	323,908	113,376	187,811	234,785

Gross profit	302,864	253,510	216,810	70,268	128,324	155,077
Selling, general and administrative expenses	209,783	178,832	153,807	53,440	100,233	109,545
Depreciation and amortization expenses	7,172	6,987	8,011	3,423	3,846	4,732
Pre-opening expenses	6,337	4,910	4,833	665	3,521	7,125
Loss of assets and cost related to flood (2)	—	—	—	—	—	896

Operating income	79,572	62,781	50,159	12,740	20,724	32,779
Interest expense, net	15,416	18,432	17,493	5,832	4,425	6,157
Loss on extinguishment of debt	6,710	671	1,848	—	—	—

Income before income taxes	57,446	43,678	30,818	6,908	16,299	26,622
Income tax expense	21,607	16,763	11,277	3,303	7,286	9,933

Net income	$35,839	$26,915	$19,541	$3,605	$9,013	$16,689

Earnings per common share:
Basic	$0.67	$0.56	$0.40
Diluted	$0.64	$0.55	$0.40
Weighted average common shares outstanding:
Basic	53,835	48,202	48,519
Diluted	55,796	48,609	48,519

Consolidated Statement of Cash Flows Data:

Net cash provided by (used in):
Operating activities	$45,848	$31,842	$19,713	$25,161	$(6,152)	$19,029
Investing activities	(14,337)	(14,007)	(9,554)	(696,505)	(6,948)	(9,490)
Financing activities	(23,204)	(8,049)	(2,593)	675,944	2,503	(3,791)

	As of
	January 30, 2016	January 31, 2015
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,259	$21,952
Total assets	945,325	917,131
Total debt (3)	199,954	321,287
Total liabilities	383,376	500,296
Total stockholders’ equity	561,949	416,835

(1)	Successor period 2012 consists of the 18-week period from September 29, 2012 to February 2, 2013, and Predecessor period 2012 consists of the 39-week period from January 1, 2012 to September 28, 2012. For the month ended January 28, 2012, net sales were $23.3 million, and net loss was $0.3 million. For the month ended February 2, 2013, net sales were $32.4 million and net loss was $0.6 million.
(2)	Represents loss of assets and costs directly attributed to a significant flood that occurred in one of our store locations in September 2011. Such costs (including damaged inventory, fixed assets and related costs associated with clean-up) were expensed as incurred. The store location was closed for the remainder of fiscal year 2011, re-opened in fiscal year 2012 and is included in the new store count for fiscal year 2012.
(3)	Represents total outstanding indebtedness net of $0.1 million and $2.8 million, as of January 30, 2016 and January 31, 2015, respectively, of unamortized original issue discount. See Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Item 6, Selected Consolidated Financial Data,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A, Risk Factors” and “Cautionary note regarding forward-looking statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2015” refer to the fiscal year ended January 30, 2016, references to “fiscal year 2014” refer to the fiscal year ended January 31, 2015, and references to “fiscal year 2013” refer to the fiscal year ended February 1, 2014. Each of fiscal years 2015, 2014 and 2013 consisted of a 52-week period.

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices. Known for our assortment of products offered “Good Stuff Cheap®” we offer customers a broad selection of brand name products, including food, housewares, books and stationery, bed and bath, floor coverings, hardware and toys. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong and consistent store performance as evidenced by our store base expansion from 95 stores to 203 stores, net sales growth from $335.7 million to $762.4 million and average net sales per store ranging from $3.7 million to $4.0 million between fiscal year 2010 and fiscal year 2015. Furthermore, our comparable store sales increased from $604.1 million in fiscal year 2014 to $640.6 million in fiscal year 2015, or 6.0%, and our non-comparable store sales increased from $33.9 million in fiscal year 2014 to $121.8 million in fiscal year 2015.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states. In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer. Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 203 stores located in 17 states as of January 30, 2016.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns. Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. We target new stores sales of $3.7 million and an expected cash-on-cash return of approximately 55% in the first 12 months of operations and payback of approximately two years. New stores opened from fiscal year 2010 to fiscal year 2014 produced average cash-on-cash returns of 63% in their first 12 months of operations.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores. The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins. In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business. Our new stores traditionally reach normalized sales after three years of full operations. From 2010 to 2015, net sales grew at a CAGR of 17.5%. We plan to achieve continued net sales growth, including comparable stores sales, by adding additional stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers. We also plan to leverage and expand our Ollie’s Army database marketing strategies. In addition, we plan to continue to manage our selling, general and administrative expenses by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

We opened 28 new stores and closed one store in fiscal year 2015. We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are typically between five to seven years with options to renew for two or three successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

Comparable Store Sales

Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales consists of net sales from our stores beginning on the first day of the sixteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. Comparable store sales are impacted by the same factors that impact net sales. As of January 30, 2016 and January 31, 2015, there were 169 and 147 stores, respectively, in our comparable store base. For the fiscal years ended January 30, 2016 and January 31, 2015 our comparable stores generated average net sales per store of $4.0 million and $3.9 million, respectively, and Adjusted EBTIDA margin of 16.1% and 15.7%, respectively.

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

Depreciation and amortization expenses

Property and equipment are stated at original cost less accumulated depreciation and amortization. Depreciation and amortization are calculated over the estimated useful lives of the related assets, or in the case of leasehold improvements, the lesser of the useful lives or the remaining term of the lease. Expenditures for additions, renewals, and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes. Depreciation as it relates to our distribution centers is included within cost of sales on the consolidated statements of income.

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

Factors Affecting the Comparability of our Results of Operations

Our results over the past three years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Historical Results

Historical results are not necessarily indicative of the results to be expected for any future period.

CCMP Acquisition Adjustments

In connection with the CCMP Acquisition, as described in “Item 1, Business” hereto, our subsidiaries entered into the Senior Secured Credit Facilities. The CCMP Acquisition and borrowings and subsequent amendments to our Senior Secured Credit Facilities impacted our fiscal year 2015, 2014 and 2013 consolidated statements of operations. Our consolidated statements of income reflected various non-cash purchase accounting adjustments related to the CCMP Acquisition, net of tax, of $0.2 million, $0.4 million and $1.6 million for the fiscal years 2015, 2014 and 2013, respectively.

Recapitalization

On May 27, 2015, we amended the credit agreements then in place governing our senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) and our senior secured term loan facility (the “Term Loan Facility,” and, collectively with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) to, among other things, increase the size of the Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of our outstanding common stock. We also drew $50.0 million of borrowings under our Revolving Credit Facility, the proceeds of which were used to pay an aggregate cash dividend of $48.8 million to holders of our common stock and of which the balance was used to pay $1.1 million of bank fees and $0.1 million of legal and other expenses related to the Recapitalization. We refer to these transactions collectively as the “Recapitalization.”

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

As a result of the IPO, the Company received net proceeds of $153.1 million, after deducting the underwriting fees of $11.1 million. The Company used the net proceeds from the IPO to pay off outstanding borrowings under the Revolving Credit Facility and a portion of the outstanding principal balance of the Term Loan Facility. See Note 5, “Debt Obligations and Financing Arrangements” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Financing Transactions and Payments to Stockholders

On February 26, 2013, the credit agreements governing our Senior Secured Credit Facilities were amended to reduce the interest rate margin applicable to borrowings under the Term Loan Facility, to provide for additional loans under the Term Loan Facility in an aggregate principal amount of $50.0 million and to permit a share repurchase. We used the proceeds of the additional Term Loan Facility borrowings to repurchase shares of Class A Common Stock from affiliates of CCMP Capital Advisors, LLC (CCMP), our majority stockholder, for an aggregate purchase price of $46.2 million. We incurred various arrangement fees and legal fees totaling $1.6 million in connection with this amendment, of which $1.1 million was recorded as deferred financing fees and $0.5 million was recognized as selling, general and administrative expense on the date of the amendment. In connection with this amendment, $1.1 million of debt issuance cost and $0.4 million of original issue discount was accelerated on the date of the amendment and included within loss on extinguishment of debt.

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

On July 15, 2015, we priced our initial public offering (IPO) of 8,925,000 shares of our common stock. As a result of the IPO, we received net proceeds of $153.1 million, after deducting the underwriting fees of $11.1 million. We used the net proceeds from the IPO to pay off outstanding borrowings under the Revolving Credit Facility and a portion of the outstanding principal balance of the Term Loan Facility.

On January 29, 2016, we completed a transaction, in which we refinanced the Senior Secured Credit Facilities with the proceeds of the New Credit Facilities, consisting of the $200.0 million New Term Loan Facility and the $100.0 million New Revolving Credit Facility, which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Refinancing”). We incurred various arrangement fees and legal fees totaling $2.1 million in connection with the Refinancing, of which $2.0 million was recorded as deferred financing fees and $0.1 million was recognized as selling, general and administrative expense on the date of the Refinancing. See “Liquidity and Capital Resources.”

Store Openings

During the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, we opened 28 new stores and closed one store, opened 22 new stores and opened 23 new stores, respectively. In connection with these store openings, we incurred pre-opening expenses of $6.3 million, $4.6 million and $4.8 million in fiscal years 2015, 2014 and 2013, respectively. In fiscal 2016, we expect to open between 28 and 32 new stores and enter the states of Florida and Mississippi.

Distribution Center

In April 2014, we opened our second distribution center, located in Commerce, GA. We incurred certain start-up costs related to the opening of this distribution center, including costs associated with securing the 962,280 square foot site and entering into the lease arrangements. As of May 1, 2015 through April 30, 2016, we are entitled to occupy 554,040 square feet of the facility and are under a lease obligation to incrementally add square footage up to 962,280 square feet through November 2017. For the fiscal year ended January 31, 2015, we also incurred additional costs of $0.3 million associated with the opening and start-up of the Commerce, GA distribution center. In addition, we incurred costs related to hiring and training new associates for this distribution center. We expect to make additional expenditures related to our utilization of this additional space in fiscal years 2015 through 2017.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 from our consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal year
	2015	2014	2013
	(dollars in thousands)
Net sales	$762,370	$637,975	$540,718
Cost of sales	459,506	384,465	323,908

Gross profit	302,864	253,510	216,810

Selling, general and administrative expenses	209,783	178,832	153,807
Depreciation and amortization expenses	7,172	6,987	8,011
Pre-opening expenses	6,337	4,910	4,833

Operating income	79,572	62,781	50,159
Interest expense, net	15,416	18,432	17,493
Loss on extinguishment of debt	6,710	671	1,848

Income before income taxes	57,446	43,678	30,818
Income tax expense	21,607	16,763	11,277

Net income	$35,839	$26,915	$19,541

Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.3	60.3	59.9

Gross profit	39.7	39.7	40.1

Selling, general and administrative expenses	27.5	28.0	28.4
Depreciation and amortization expenses	0.9	1.1	1.5
Pre-opening expenses	0.8	0.8	0.9

Operating income	10.4	9.8	9.3
Interest expense, net	2.0	2.9	3.3
Loss on extinguishment of debt	0.9	0.1	0.3

Income before income taxes	7.5	6.8	5.7
Income tax expense	2.8	2.6	2.1

Net income	4.7%	4.2%	3.6%

Select Operating Data:
Number of new stores	28	22	23
Number of store closings	(1)	—	—

Number of stores open at end of period	203	176	154

Average net sales per store (2)	$4,007	$3,815	$3,744

Comparable stores sales change	6.0%	4.4%	1.1%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Fiscal year
	2015	2014	2013
	(dollars in thousands)
Net Income	$35,839	$26,915	$19,541
Interest expense, net	15,416	18,432	17,493
Loss on extinguishment of debt	6,710	671	1,848
Depreciation and amortization expenses (1)	9,342	8,785	9,491
Income tax expense	21,607	16,763	11,277

EBITDA	88,914	71,566	59,650
Non-cash stock based compensation expense	5,035	3,761	3,440
Pre-opening expenses (2)	6,337	4,910	4,833
Non-cash purchase accounting items (3)	(284)	(383)	(208)
Transaction related expenses (4)	322	—	—
Debt financing expenses (5)	89	446	510

Adjusted EBITDA	$100,413	$80,300	$68,225

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.
(2)	Represents expenses of opening new stores and distribution centers. For new stores, pre-opening expenses includes grand opening, advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs. For distribution centers, pre-opening expenses primarily includes inventory transportation costs, employee travel expenses and occupancy costs.
(3)	In September 2012 we were acquired by affiliates of CCMP, along with certain members of management (the “CCMP Acquisition”). Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.
(4)	Represents professional services and one-time compensation expenses related to the IPO.
(5)	Represents fees and expenses related to amendments to our Senior Secured Credit Facilities.

Fiscal Year 2015 Compared To Fiscal Year 2014

Net Sales

Net sales increased to $762.4 million for the fiscal year ended January 30, 2016 from $638.0 million for the fiscal year ended January 31, 2015, an increase of $124.4 million, or 19.5%. The increase was the result of a comparable store sales increase of $36.5 million, or 6.0% and a non-comparable store sales increase of $87.9 million. Our increase in non-comparable store sales was primarily driven by the timing of new stores, which opened during the fiscal year ended January 31, 2015, but were not open for a full 15 months during the fiscal year ended January 30, 2016, as well as 28 new stores which opened during the fiscal year ended January 30, 2016.

Comparable store sales increased 6.0% for the fiscal year ended January 30, 2016 compared to a 4.4% increase for the fiscal year ended January 31, 2015. The increase in comparable store sales during the fiscal year ended January 30, 2016 was driven by increased sales volume and increased customer visits at our locations. On a department basis the increase was primarily driven by strong results in the food and candy, electronic accessories and the books and stationary departments, slightly offset by decreases in our housewares department as predominately mild weather during the last months of the fiscal year negatively impacted the sales of heaters.

Cost of Sales

Cost of sales increased to $459.5 million for the fiscal year ended January 30, 2016 from $384.5 million for the fiscal year ended January 31, 2015, an increase of $75.0 million, or 19.5%. The increase in cost of sales was primarily a result of increased net sales and to a lesser extent increased transportation and distribution expenses.

Gross Profit and Gross Margin

Gross profit increased to $302.9 million for the fiscal year ended January 30, 2016 from $253.5 million for the fiscal year ended January 31, 2015, an increase of $49.4 million, or 19.5%. The increase in gross profit was primarily the result of new store growth and increases in comparable store sales. Our gross margin remained at 39.7% for the fiscal years ended January 30, 2016 and January 31, 2015. The consistency in gross margin was primarily attributable to favorable increases in our merchandise margin for the fiscal year ended January 30, 2016 and was partially offset by increased distribution center costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $209.8 million for fiscal year ended January 30, 2016 from $178.8 million for the fiscal year ended January 31, 2015, an increase of $31.0 million, or 17.3%. As a percentage of net sales, selling, general and administrative expenses decreased 50 basis points to 27.5% for the fiscal year ended January 30, 2016 compared to 28.0% for the fiscal year ended January 31, 2015. The increase in selling, general and administrative expenses was primarily the result of increases in store-related expenses of $26.2 million to support new store growth. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses, as well as, investments in general and administration infrastructure to support continued growth in the business, public company expenses and costs related to our IPO.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $7.2 million for the fiscal year ended January 30, 2016, from $7.0 million for the fiscal year ended January 31, 2015, an increase of $0.2 million, or 2.7%. The increase is primarily a result of new store growth and the annualized impact of the opening of the Commerce, GA distribution center in April 2014.

Pre-Opening Expenses

Pre-opening expenses increased to $6.3 million for the fiscal year ended January 30, 2016 from $4.9 million for the fiscal year ended January 31, 2015, an increase of $1.4 million, or 29.1%. The increase primarily relates to the pre-opening expenses incurred in opening 28 stores and closing one store during the fiscal year ended January 30, 2016 compared to 22 store openings during the fiscal year ended January 31, 2015. The increase in pre-opening expenses was partially offset by reductions in the expense from the Commerce, GA distribution center which opened in April 2014.

Interest Expense, Net

Net interest expense decreased to $15.4 million for the fiscal year ended January 30, 2016 from $18.4 million in the fiscal year ended January 30, 2016, a decrease of $3.0 million or 16.4%. Proceeds from the IPO were used to reduce borrowings on the Term Loan Facility and the Revolving Credit Facility, which primarily caused the decrease in interest expense for the fiscal year ended January 30, 2016.

Loss on extinguishment of debt

Loss on extinguishment of debt increased to $6.7 million for the fiscal year ended January 30, 2016 from $0.7 million for the fiscal year ended January 31, 2015, an increase of $6.0 million. The loss on extinguishment of debt for the fiscal year ended January 30, 2016 represents the write off of debt issuance costs and original issue discount due to the pay down of a portion of the Term Loan Facility using the proceeds from the IPO in July 2015 and the Refinancing on January 29, 2016. The loss on extinguishment of debt for the fiscal year ended January 31, 2015 relates to the debt issuance cost and original issue discount which was written off as a result of the second amendment to the Term Loan Facility which occurred in April 2014.

Income Tax Expense

Income tax expense increased to $21.6 million for the fiscal year ended January 30, 2016 from $16.8 million for the fiscal year ended January 31, 2015, an increase of $4.8 million, or 28.9%. This increase in income tax expense was primarily the result of the $13.8 million increase in pre-tax net income, or 31.5%. Our effective tax rate decreased to 37.6% for the fiscal year ended January 30, 2016 from 38.4% for the fiscal year ended January 31, 2015. The effective tax rate for the fiscal year ended January 30, 2016 was lower than the prior year effective tax rates primarily as a result of a discrete tax benefit related to the impact from the finalization of employment-based tax credits associated with fiscal 2015 and fiscal 2014 and the impact from a slight reduction in the projected state effective tax on the net deferred income tax liabilities.

Net Income

As a result of the foregoing, net income increased to $35.8 million for the fiscal year ended January 30, 2016 from $26.9 million for the fiscal year ended January 31, 2015, an increase of $8.9 million, or 33.2%.

Adjusted EBITDA

Adjusted EBITDA increased to $100.4 million for the fiscal year ended January 30, 2016 from $80.3 million for the fiscal year ended January 31, 2015, an increase of $20.1 million, or 25.0%. The increase in Adjusted EBITDA for the fiscal year ended January 30, 2016 is due primarily to our increase in net sales which was driven by a 6.0% increase in comparable store sales and a 15.3% increase in store count over the fiscal year ended January 31, 2015. Also, as a result of the sales increase, we were able to leverage a 50 basis point decrease in our selling, general and administrative expenses as a percentage of net sales for the fiscal ended January 30, 2016, all resulting to improve our Adjusted EBITDA performance compared to the same period last year.

Fiscal year 2014 compared to fiscal year 2013

Net sales

Net sales increased to $638.0 million in fiscal year 2014 from $540.7 million in fiscal year 2013, an increase of $97.3 million, or 18.0%. The increase was the result of a comparable store sales increase of $22.1 million and a non-comparable store sales increase of $75.2 million. Our increase in non-comparable store sales was primarily driven by the increase in the number of stores that opened in fiscal year 2013, but were not open for a full 15 months during fiscal year 2014, as well as new stores opened during fiscal year 2014.

Comparable store sales increased 4.4% for fiscal year 2014 compared to a 1.1% increase for fiscal year 2013. The increase in comparable store sales was primarily driven by increased sales volume and price in certain popular food items, which represent a growing part of our business and a larger portion of our product mix in fiscal year 2014. Comparable store sales volumes were also favorably impacted by opportunistic sourcing of products in other categories, including automotive, pets and personal health care compared to the prior fiscal year. We also believe our sales volumes and transaction counts were impacted positively by increased consumer spending related to lower gasoline prices during the second half of the year. As a result of the factors mentioned above, we experienced an increase in average spend per customer transaction due to an increase in average price per item as well as a slight increase in transaction volumes.

Cost of sales

Cost of sales increased to $384.5 million in fiscal year 2014 from $323.9 million in fiscal year 2013, an increase of $60.6 million, or 18.7%. The increase in cost of sales was primarily a result of opening 22 new stores in fiscal year 2014, as well as the opening of our Commerce, GA distribution center in April 2014.

Gross profit and gross margin

Gross profit increased to $253.5 million in fiscal year 2014 from $216.8 million in fiscal year 2013, an increase of $36.7 million, or 16.9%. The increase in gross profit was primarily the result of new store growth and increases in comparable store sales. Our gross margin decreased to 39.7% in fiscal year 2014 from 40.1% for fiscal year 2013, a decrease of 36 basis points. The decrease in gross margin was primarily attributable to additional costs associated with the opening and start-up of the Commerce, GA distribution center in fiscal year 2014 and, to a lesser extent, variations in product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $178.8 million in fiscal year 2014 from $153.8 million in fiscal year 2013, an increase of $25.0 million, or 16.3%. As a percentage of net sales, selling, general and administrative expenses decreased 41 basis points to 28.0% in fiscal year 2014 compared to 28.4% in fiscal year 2013. The increase in selling, general and administrative expense was primarily the result of increases in store-related expenses of $20.9 million to support new store growth, consisting primarily of payroll and benefits, occupancy costs and other store related expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased to $7.0 million in fiscal year 2014, from $8.0 million in fiscal year 2013, a decrease of $1.0 million, or 12.8%, primarily as a result of certain intangibles and property and equipment recorded in connection with the CCMP Acquisition.

Pre-opening expenses

Pre-opening expenses increased slightly to $4.9 million in fiscal year 2014 from $4.8 million in fiscal year 2013, an increase of less than $0.1 million, or approximately 1.6%.

Income tax expense

Income tax expense increased to $16.8 million in fiscal year 2014 from $11.3 million in fiscal year 2013, an increase of $5.5 million, or 48.7%. This increase in income tax expense was primarily the result of the $12.9 million increase in pre-tax net income. Our effective tax rate increased to 38.4% in fiscal year 2014 from 36.6% in fiscal year 2013 due to the reduction of certain state tax credits.

Net income

As a result of the foregoing, net income increased to $26.9 million in fiscal year 2014 from $19.5 million in fiscal year 2013, an increase of $7.4 million, or 37.7%.

Adjusted EBITDA

Adjusted EBITDA increased to $80.3 million for the fiscal year ended January 31, 2015 from $68.2 million for the fiscal year ended February 1, 2014, an increase of $12.1 million, or 17.7%. The increase in Adjusted EBITDA for the fiscal year ended January 31, 2015 is due primarily to our increase in net sales which was driven by a 4.4% increase in comparable store sales and a 14.3% increase in store count over the fiscal year ended February 1, 2014. Also, as a result of the sales increase, we were able to leverage a 41 basis point decrease in our selling, general and administrative expenses as a percentage of net sales for the fiscal ended January 31, 2015, which was offset by a decrease in gross margin primarily attributable to additional costs associated with the opening and start-up of the Commerce, GA distribution center in fiscal year 2014, all resulting to improve our Adjusted EBITDA performance compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our New Revolving Credit Facility. Our primary cash needs are for capital expenditures and working capital. As of January 30, 2016, we had $97.4 million available to borrow under our $100.0 million New Revolving Credit Facility and $30.3 million of cash on hand. We had $200.0 million of outstanding borrowings under our New Term Loan Facility. On May 27, 2015 we amended the credit agreements governing our Senior Secured Credit Facilities to, among other things, increase the size of the Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of our outstanding common stock. We also drew $50.0 million of borrowings on the Revolving Credit Facility, the proceeds of which were used to pay an aggregate cash dividend of $48.8 million to holders of our common stock. We repaid borrowings under our Revolving Credit Facility and a portion of our Term Loan Facility with the proceeds of our IPO. On January 29, 2016, we completed the Refinancing, in which we refinanced the Senior Secured Credit Facilities with the proceeds of the New Credit Facilities, consisting of the $200.0 million New Term Loan Facility and the $100.0 million New Revolving Credit Facility which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. See “—Factors affecting the comparability of our results of operations—Financing transactions and payments to stockholders” and “—Credit facilities.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. For the fiscal year ended January 30, 2016 we have spent $14.2 million for capital expenditures compared to $14.1 million for the fiscal year ended January 31, 2015. We expect to fund capital expenditures from net cash provided by operating activities. We opened 28 new stores during fiscal year 2015 and expect to open between 28 and 32 new stores during fiscal year 2016. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology in fiscal year 2015.

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

Based on our new store growth plans, we believe our cash position, net cash provided by operating activities and availability under our New Revolving Credit Facility, will be adequate to finance our planned capital expenditures, working capital requirements and debt service over the next 12 months and the foreseeable future thereafter. If cash provided by operating activities and borrowings under our New Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Fiscal year
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$45,848	$31,842	$19,713
Net cash used in investing activities	(14,337)	(14,007)	(9,554)
Net cash used in financing activities	(23,204)	(8,049)	(2,593)

Net increase during period in cash	$8,307	$9,786	$7,566

Cash Provided By Operating Activities

Net cash provided by operating activities for fiscal year ended January 30, 2016 was $45.8 million, an increase from $31.8 million for the fiscal year ended January 31, 2015. The increase in net cash provided by operating activities was primarily the result of increased income from operations due to the opening of 27, net new stores and increased profitability. In addition, increases in accrued expenses was offset by a decrease accounts payable due to the timing of rent and other payments.

Net cash provided by operating activities for fiscal year 2014 was $31.8 million, an increase from $19.7 million in fiscal year 2013. The increase in fiscal year 2014 net cash provided by operating activities was primarily the result of the increase in net income and changes in certain working capital accounts. The primary drivers of this increase were 22 stores which were added in fiscal year 2014 contributing to the increase in net income, an increase in accounts payable related to the additional inventory purchases to support the new store growth and timing of payments. Partially offsetting this increase was a decrease in the income taxes payable based upon the increase in taxable income and quarterly estimated tax payments.

Cash Used in Investing Activities

Net cash used in investing activities increased for the fiscal year ended January 30, 2016 to $14.3 million from $14.0 million compared to the fiscal year ended January 31, 2015. The increase in cash used in investing activities relates to capital expenditures for 28 new store openings in fiscal 2015 compared to 22 new store openings in fiscal 2014. The increase in cash used in investing activities can also be attributed to the purchase of certain tradenames during the fiscal year ended January 30, 2016.

Net cash used in investing activities for fiscal year 2014 was $14.0 million, an increase from $9.6 million in fiscal year 2013 and related solely to capital expenditures. The increase in capital expenditures was primarily for new store growth and the opening of an additional distribution center in Commerce, GA during fiscal year 2014.

Cash Used In Financing Activities

Net cash used in financing activities for the fiscal year ended January 30, 2016 and January 31, 2015 was $23.2 million and $8.0 million, respectively. The increase in the net cash used in financing activities for the fiscal year ended January 30, 2016 was primarily related to the repayment of debt offset by a decrease in the dividend payment in fiscal 2015 when compared to the dividend payment in fiscal 2014.

Net cash used in financing activities for fiscal years 2014 and 2013 was $8.0 million and $2.6 million, respectively. The increase in fiscal year 2014 net cash flows used in financing activities was primarily related to repayments under the Term Loan Facility.

Credit facilities

On September 28, 2012, in connection with the CCMP Acquisition, our wholly owned subsidiaries, Ollie’s Holdings, Inc. (“Ollie’s Holdings”) and Ollie’s Bargain Outlet, Inc. (“Ollie’s Bargain Outlet” and together with Ollie’s Holdings, the “Borrowers”) and certain of their subsidiaries entered into a $75.0 million Revolving Credit Facility, which included a $25.0 million letter of credit and a $20.0 million swingline loan facility, and a $225.0 million Term Loan Facility with Manufacturers and Traders Trust Company as administrative agent for the Revolving Credit Facility, Jefferies Finance LLC, as administrative agent for the Term Loan Facility and Manufacturers and Traders Trust Company, Jefferies Finance LLC and KeyBank National Association as joint lead arrangers and joint bookrunners for the Senior Secured Credit Facilities.

On February 26, 2013, the credit agreements governing our Senior Secured Credit Facilities were amended to reduce the interest rate margin applicable to borrowings under the Term Loan Facility, to provide for additional loans under the Term Loan Facility in an aggregate principal amount of $50.0 million and to permit a share repurchase from CCMP, our majority stockholder. Our proceeds of the increased Term Loan Facility borrowings were net of $2.2 million, of which $1.8 million was recorded as additional original issue discount and $0.4 million was recognized as interest expense on the date of the amendment. We used the proceeds of additional Term Loan Facility borrowings to repurchase 4,999,625 shares of Class A Common Stock from our majority stockholder for an aggregate purchase price of $46.2 million.

On April 11, 2014, the credit agreements governing our Senior Secured Credit Facilities were further amended to reduce the interest rate margin applicable to borrowings under the Term Loan Facility, to provide for additional term loans under the Term Loan Facility in aggregate principal amount of $60.0 million and to permit a special dividend to holders of our common stock. We used the proceeds of the additional Term Loan Facility borrowings to make a cash dividend of $58.0 million to holders of our common stock. The proceeds of the increased Term Loan Facility borrowings were net of $1.3 million, which was recognized as deferred financing fees, $0.4 million was recorded as additional original issue discount, and $0.3 million was recognized as selling, general and administrative expenses.

On May 27, 2015, we amended the credit agreements governing our Senior Secured Credit Facilities to, among other things, increase the size of the Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of our outstanding common stock. We also drew $50.0 million of borrowings under our Revolving Credit Facility, the proceeds of which were used to pay an aggregate cash dividend of $48.8 million to holders of our common stock and of which the balance was used to pay $1.1 million of bank fees and $0.1 million of legal and other expenses related to the Recapitalization.

The Amended Term Loan was payable in 27 consecutive quarterly payments of $0.8 million to be made on the last business day of each fiscal quarter beginning with February 1, 2013, with the remaining unpaid principal balance of the Amended Term Loan along with all accrued and unpaid interest to be paid by September 28, 2019. The Amended Term Loan provided for an “Excess Cash Flow” payment, as defined, to be made on or before 125 days from the end of our fiscal year of each year beginning with the fiscal year ended February 1, 2014. The Excess Cash Flow payment for the fiscal year ended January 31, 2015 was $4.4 million and was included in current portion of long-term debt as of January 31, 2015.

In July 2015, we repaid $50.0 million on the Revolving Credit Facility and $103.1 million of principal on the Amended Term Loan using proceeds from the IPO. In connection with this repayment, $1.5 million of debt issuance costs and $0.8 million of original issue discount were written off and included in loss on extinguishment of debt.

On January 29, 2016, we completed a transaction, in which we refinanced the Senior Secured Credit Facilities with the proceeds of the New Credit Facilities consisting of the $200.0 million New Term Loan and the $100.0 million New Revolving Credit Facility which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. The proceeds of the New Term Loan Facility together with cash on hand were used to repay the existing Senior Secured Credit Facilities. Loans under the New Credit Facilities mature on January 29, 2021. The interest rates for the New Credit Facilities are not subject to a floor and are calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the Eurodollar Rate plus 1.0%, plus the Applicable Margin, or, for Eurodollar Loans, the Eurodollar Rate plus the Applicable Margin. The Applicable Margin will vary from 0.75% to 1.25% for a Base Rate Loan and 1.75% to 2.25% for a Eurodollar Loan, based on reference to the total leverage ratio.

The credit agreement governing the New Credit Facilities provides that Ollie’s Holdings and Ollie’s Bargain Outlet may request increased commitments under the New Revolving Credit Facility and additional term loans or additional term facilities under the New Term Loan Facility, in each case, subject to certain conditions and in an aggregate principal amount not to exceed (x) $100.0 million, plus (y) in the case of any incremental term loans that serve to effectively extend the maturity of the New Term Loan Facility, an amount equal to the reductions in the New Term Loan Facility to be replaced thereby plus (z) an additional amount, subject to compliance on a pro forma basis with a total leverage ratio (total debt to Adjusted EBITDA) of no greater than (i) prior to January 28, 2017, 3.50: 1.00 or (ii) on and after January 28, 2017, 3.25: 1.00. The effective yield for any such incremental facility under the New Term Loan Facility will be subject to a “most favored nation” pricing protection provision with a cushion of 0.50%. The incurrence of any incremental facility under the New Term Loan Facility is subject to customary conditions precedent.

As of January 30, 2016, the New Term Loan Facility is subject to amortization with principal payable in quarterly installments of $1.25 million to be made on the last business day of each fiscal quarter prior to maturity commencing on April 29, 2016. The quarterly installment payments increase after the fiscal year ended February 3, 2018 to $2.5 million. The remaining initial aggregate advances under the New Term Loan Facility are payable at maturity.

Under the terms of the New Revolving Credit Facility, we can borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $100.0 million. The New Revolving Credit Facility includes a $25.0 million sub-facility for letters of credit and a $25.0 million swingline loan facility. A variable unused line fee will be charged on the average daily unused portion of the New Revolving Credit Facility of 0.375%

per annum if the total leverage ratio is greater than 3.25: 1.00 or 0.250% if the total leverage ratio is less than 3.25: 1.00. A letter of credit fee will accrue on the aggregate face amount of outstanding letters of credit under the New Revolving Credit Facility equal to the interest rate margin for Eurodollar Loans under the New Revolving Credit Facility. In addition, a fronting fee will be paid to the letter of credit issuer on the aggregate face amount of outstanding standby letters of credit not to exceed 0.125% per annum, which fee shall be calculated based upon the actual number of days elapsed over a 360 day year and payable in arrears, on the first day of each quarter.

The New Credit Facilities require Ollie’s Holdings and Ollie’s Bargain Outlet to prepay, subject to certain exceptions, outstanding term loans with:

•	100% of net cash proceeds of any incurrence, issuance or sale of indebtedness, other than the net cash proceeds of indebtedness permitted under the New Credit Facilities; and

•	100% of net cash proceeds of asset sales, subject to reinvestment rights and certain other exceptions.

The New Revolving Credit Facility requires Ollie’s Holdings and Ollie’s Bargain Outlet to first prepay outstanding loans and then cash collateralize outstanding letters of credit if at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and outstanding letters of credit under the New Revolving Credit Facility exceeds the Line Cap, in an aggregate amount equal to such excess.

Ollie’s Holdings and Ollie’s Bargain Outlet may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the New Credit Facilities at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar borrowings.

There is no scheduled amortization under the New Revolving Credit Facility. The New Revolving Credit Facility has a maturity date of January 29, 2021. The term loans under the New Term Loan Facility mature on January 29, 2021. Ollie’s Holdings and Ollie’s Bargain Outlet are required to repay installments on the term loans in quarterly principal amounts of (i) for each payment date that occurs on or prior to January 29, 2018, $1.25 million or (ii) for each payment date that occurs after January 29, 2018, $2.50 million, with the remaining amount payable on the maturity date.

All obligations under the New Credit Facilities are unconditionally guaranteed by Bargain Parent, Inc. and certain of Ollie’s Holdings’ existing and future direct and indirect wholly-owned domestic subsidiaries. All obligations under the New Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Ollie’s Holdings’ assets and the assets of the guarantors, including:

•	A first-priority pledge of all of Ollie’s Bargain Outlet’s capital stock directly held by Ollie’s Holdings, a first-priority pledge of all of Ollie’s Holdings’ capital stock directly held by Bargain Parent, Inc. and a first-priority pledge of all of the capital stock directly held by Ollie’s Holdings and its subsidiary guarantors (which pledge, in the case of the capital stock of any foreign subsidiary or any “disregarded” domestic subsidiary, will be limited to 65% of the stock of such subsidiary); and

•	A first-priority security interest in substantially all of Ollie’s Holdings’ and the guarantors’ tangible and intangible assets, including certain deposit accounts.

The New Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, restrict Ollie’s Bargain Outlet’s and Ollie’s Holdings’ ability and the ability of its subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock;

•	make investments, acquisitions, loans and advances;

•	create negative pledge or restrictions on the payment of dividends or payment of other amounts owed to us from our subsidiaries;

•	engage in transactions with our affiliates;

•	sell, transfer or otherwise dispose of our assets, including capital stock of our subsidiaries;

•	materially alter the business we conduct;

•	modify material debt documents and certain other material documents;

•	change our fiscal year;

•	merge or consolidate;

•	enter into any sale and lease-back transactions;

•	incur liens; and

•	make payments on material subordinated or other debt.

In addition, we are subject to a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0, tested quarterly. We also are subject to a total leverage ratio test of (i) for the period ending January 30, 2016 to October 29, 2016, 4.00: 1.00 and (i) for the period ending January 28, 2017 and thereafter, 3.50: 1.00.

The New Credit Facilities also contain certain customary representations and warranties, affirmative covenants and reporting obligations. In addition, the lenders under the New Credit Facilities will be permitted to accelerate the loans and terminate commitments thereunder or exercise other specified remedies available to secured creditors upon the occurrence of certain events of default, subject to certain grace periods and exceptions, which will include, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy and insolvency, certain pension plan related events, material judgments and any change of control.

As of January 30, 2016, we had $200 million of outstanding borrowings on the New Term Loan Facility and no outstanding borrowings under the New Revolving Credit Facility, with $97.4 million of borrowing availability, letter of credit commitments of $2.4 million and $0.2 million of rent reserves. The interest rate on the outstanding borrowings under the New Term Loan Facility was 2.25% plus the Eurodollar Rate, or 2.68%. The New Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum. We incurred unused line fees of $0.4 million, $0.2 million and $0.2 million for fiscal years 2015, 2014 and 2013, respectively. The loans under the New Credit Facilities mature on January 29, 2021.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases.

As of January 30, 2016, our contractual obligations and other commitments were:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Operating lease obligation (1)	$39,490	$73,496	$54,821	$54,226	$222,033
Principal payments of debt (2)	5,018	15,048	180,000	—	200,066
Interest on long-term debt (3)	5,373	10,382	9,254	—	25,009

Total	$49,881	$98,926	$244,075	$54,226	$447,108

(1)	Includes the initial lease term and optional renewal terms that are included in the lease term of our store and distribution center leases in accordance with accounting guidance related to leases.
(2)	Includes the aggregate principal payments under the New Term Loan Facility and assumes no borrowings under our New Revolving Credit Facility.
(3)	Represents the expected cash payments for interest on our long-term debt based on the interest rates in place and the amounts outstanding as of the end of each period.

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

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. Our financial statements, which have been prepared in accordance with U.S. GAAP, require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For a detailed discussion on the application of these and other accounting policies, See Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Inventories

Inventories are stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. The cost of inventories includes the merchandise cost, transportation costs, and distribution and storage costs. Such costs are thereafter expensed as cost of sales upon the sale of the merchandise.

Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the current period purchase activity.

The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, and age of the merchandise. When a decision is made to permanently markdown merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. Demand for merchandise can fluctuate greatly. A significant increase in the demand for merchandise could result in a short-term increase in inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. If our inventory is determined to be overvalued in the future, we would be required to recognize such costs in costs of goods sold and reduce operating income at the time of such determination. Therefore, although every effort is made to ensure the accuracy of forecasts of merchandise demand, any significant unanticipated changes in demand or in economic conditions within our markets could have a significant impact on the value of our inventory and reported operating results.

Goodwill/Intangible assets

We amortize intangible assets over their useful lives unless it determines such lives to be indefinite. Goodwill and intangible assets having indefinite useful lives are not amortized to earnings, but instead are subject to annual impairment testing or more frequently if events or circumstances indicate that the value of goodwill or intangible assets having indefinite useful lives might be impaired.

Entities have an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative test. The goodwill quantitative impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after the allocation is the implied fair value of the reporting unit goodwill. Fair value of the sole reporting unit for our most recent quantitative test was determined utilizing a combination of valuation methods including both the income approach (including a discounted cash flow analysis) and market approaches (including prior transaction method and comparable public company multiples). The fair value estimates utilized in the impairment testing reflect the use of Level 3 inputs. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We have selected the fiscal month ending date of October as the annual impairment testing date. For the fiscal years ended January 30, 2016 and January 31, 2015, we completed a qualitative impairment test. For the fiscal year ended February 1, 2014, we completed a quantitative impairment test. Based upon the procedures described above, no impairment of goodwill existed.

We are also required to perform impairment tests annually or more frequently if events or circumstances indicate that the value of its nonamortizing intangible assets might be impaired. Our nonamortizing intangible assets as of January 30, 2016 and January 31, 2015 consisted of a tradename. Entities have an option to perform a qualitative assessment to determine whether further impairment testing of nonamortizing intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative test. We perform the quantitative impairment test using the discounted cash flow method based on management’s projections to determine the fair value of the asset. The carrying amount of the asset is then compared to the fair value. If the carrying amount is greater than fair value, an impairment loss is recorded for the amount that fair value is less than the carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For the fiscal years ended January 30, 2016 and January 31, 2015, we completed a qualitative impairment test. For the fiscal year ended February 1, 2014, we completed a quantitative test. Based upon the procedures described above, no impairment of the tradename existed.

Intangible assets with determinable useful lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Impairment of long-lived assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

We believe that impairment assessment of long-lived assets is critical to the financial statements because the recoverability of the amounts, or lack thereof, could significantly affect our results of operations. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, amount of such cash flows, and the asset’s residual value, if any. Measurement of an impairment loss, if any, requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available.

Revenue recognition

Ollie’s recognizes retail sales in its stores when merchandise is sold and the customer takes possession of merchandise. Net sales are presented net of returns and sales tax. We provide an allowance for estimated retail merchandise returns based on prior experience.

Stock-based compensation

Our share-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the associate’s requisite service period (generally the vesting period of the equity grant). We recognize compensation expense based on the estimated grant date fair value using the Black-Scholes option-pricing model for grants of stock options. The determination of the grant date fair value is based on our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. As a result, if any of the inputs or assumptions used in the Black-Scholes model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.

There are significant judgments and estimates inherent in the determination of fair value of share-based awards. These judgments and estimates include determinations of an appropriate valuation method and the selection of appropriate inputs to be used in the valuation model. The use of alternative assumptions, including expected term, volatility, risk-free interest rate and dividend yield, could cause share-based compensation to differ significantly from what has been recorded in the past. Future share-based compensation cost will increase when we grant additional equity awards. Modifications, cancellations or repurchases of awards may require us to accelerate any remaining unearned share-based compensation cost or incur additional cost.

Determination of the fair value of common stock on grant date.

Prior to the consummation of the IPO, our associates were eligible to receive awards as part of our 2012 Plan. Following the consummation of the IPO, associates are eligible to receive awards from our 2015 Plan. Our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards which will be forfeited. Prior to the IPO, we were a private company with no active public market for our common stock. Therefore, prior to the IPO, in connection with each grant of stock options, the fair value of the common stock underlying the awards was determined by and approved by our Board with the assistance of management, which intended all stock options granted to be exercisable at a price per share not less than the per share fair value of our common stock. Given the absence of a public trading market for our common stock, estimating the fair value of our common stock has required complex and subjective judgments and assumptions, including:

•	valuations of our common stock at each grant date based on our actual operational and financial performance and current business conditions; and

•	the trading multiple of companies which we have deemed guideline companies based on a number of factors, including similarity to us with respect to industry, business model, and growth profile.

For the period from September 28, 2012 to March 11, 2014 the Board considered alternative valuation methodologies but determined the best indication of the fair value of our common stock was the value at which the CCMP Acquisition occurred.

Stock option grants

We granted stock options at an exercise price of $8.70 per share pursuant to our 2012 Plan and determined that the fair value of the common stock on the date of grant was $8.70 per share for the following grant dates:

Issuance date	Number of options issued
September 28, 2012	5,152,575
March 13, 2013	304,750
June 11, 2013	28,750
September 10, 2013	34,500
December 10, 2013	11,500
March 11, 2014	362,250

In assessing the reasonableness of the fair value of our common stock for the above grants, we considered the following:

•	the grants that were issued on September 28, 2012 were concurrent with the CCMP Acquisition, which occurred at a value per common stock share of $8.70, which therefore, was determined to be the fair value of the common stock for purposes of the grants

•	for the period from September 28, 2012 to March 11, 2014, no material changes had occurred to the variables impacting the fair value of our common stock that would result in a better indication of fair value than the price at which the CCMP Acquisition was completed.

On April 11, 2014, we entered into an additional term loan borrowing of $60.0 million as described above in “—Factors affecting the comparability of our results of operations—Financing transactions and payments to stockholders.” The proceeds were used for a special cash dividend to our stockholders.

Pursuant to the anti-dilutive clause in the 2012 Plan, the option exercise price for all options issued prior to the dividend date was reduced to $7.49 from $8.70.

On June 10, 2014, we granted stock options to purchase a total of 408,250 shares of common stock at an exercise price of $9.04 per share pursuant to the 2012 Plan. We determined that the fair value of the common stock on the date of grant was $9.04 per share. To assess the reasonableness of the fair value of our common stock on this date, we considered a valuation approved by the Board (or its compensation committee) utilizing the above valuation method that indicated a valuation price of $9.04 per common share as of May 3, 2014 financial statement date.

Changes from our previous valuation were primarily due to the following:

•	multiples of our guideline public company peer group were generally higher than at the time of our previous valuation; and

•	continued growth in our last 12 months Adjusted EBITDA.

On September 9, 2014 we granted stock options to purchase a total of 86,250 shares of common stock at an exercise price of $9.99 per share pursuant to the 2012 Plan. We determined the fair value of the common stock on the date of grant was $9.99 per share. To assess the reasonableness of the fair value of our common stock on this date, we considered a valuation approved by the Board utilizing the above valuation method which indicated a valuation price of $9.99 per common share as of August 2, 2014 financial statement date.

Changes from our previous valuation were primarily due to the following:

•	multiples of our guideline public company peer group were generally higher than at the time of our previous valuation; and

•	continued growth in our last 12 months Adjusted EBITDA.

On December 9, 2014, we granted stock options to purchase a total of 63,250 shares of common stock at an exercise price of $11.62 per share pursuant to the 2012 Plan. We determined the fair value of the common stock on the date of both grants was $11.62 per share. To assess the reasonableness of the fair value of our common stock on these dates, we considered a valuation approved by the Board utilizing the above valuation method which indicated a valuation price of $11.62 per common share as of November 1, 2014 financial statement date.

Changes from our previous valuation were primarily due to the following:

•	multiples of our guideline public company peer group were generally higher than at the time of our previous valuation; and

•	continued growth in our last 12 months Adjusted EBITDA.

For valuations after the consummation of the IPO, our Board (or its compensation committee) will generally determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant.

On March 10, 2015, we granted stock options to purchase a total of 770,500 shares of common stock at an exercise price of $12.56 per share pursuant to the 2012 Plan. We determined the fair value of the common stock on the date of both grants was $12.56 per share. To assess the reasonableness of the fair value of our common stock on these dates, we considered a valuation approved by the Board utilizing the above valuation method which indicated a valuation price of $12.56 per common share as of January 31, 2015.

Changes from our previous valuation were primarily due to the following:

•	multiples of our guideline public company peer group were generally higher than at the time of our previous valuation; and

•	continued growth in our last 12 months Adjusted EBITDA.

For valuations after the consummation of the IPO, our Board (or its compensation committee) will generally determine the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant.

On May 27, 2015, we amended the Term Loan and Revolving Credit Facility to, among other things, increase the size of the Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of our outstanding common stock. On May 27, 2015, we borrowed $50.0 million under the Revolving Credit Facility and the proceeds were used to pay an aggregate cash dividend of $48.8 million to holders of outstanding common stock. In addition, pursuant to the anti-dilutive clause in the 2012 Plan, the option exercise price for all options issued prior to the dividend date were reduced as follows:

Grant Date	Pre-dividend exercise price	Post- dividend exercise price
All grants on or before March 11, 2014	$7.49	$6.48
June 10, 2014	9.04	8.03
September 9, 2014	9.99	8.97
December 9, 2014	11.62	10.60
March 10, 2015	12.56	11.54

All grants presented also reflect the 115-for-1 stock split of our common stock effectuated in connection with the IPO on June 17, 2015 (the “Stock Split.”)

In connection with the IPO, the Company adopted the 2015 equity incentive plan (“2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares.

On July 15, 2015, we granted stock options to purchase a total of 576,750 shares of common stock at an exercise price of $16.00 per share pursuant to the 2015 Plan.

On September 15, 2015, we granted stock options to purchase a total of 6,250 shares of common stock at an exercise price of $18.19 per share pursuant to the 2015 Plan.

On November 18, 2015, we granted stock options to purchase a total of 50,000 shares of common stock at an exercise price of $17.26 per share pursuant to the 2015 Plan.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax-planning strategies in making this assessment. As of January 30, 2016 and January 31, 2015, we have a net deferred tax liability of $87.2 million and $89.1 million, respectively.

We have no material accrual for uncertain tax positions or interest or penalties related to income taxes as of January 30, 2016, January 31, 2015 or February 1, 2014, and have not recognized any material uncertain tax positions or interest or penalties related to income taxes during the fiscal years ended January 30, 2016, January 31, 2015 or February 1, 2014.

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements for up to five years that are otherwise applicable generally to public companies. These provisions include, among other matters:

•	a requirement to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;

•	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

•	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	an exemption from the requirement to seek non-binding advisory votes on executive compensation and golden parachute arrangements; and

•	reduced disclosure about executive compensation arrangements.

We have availed ourselves of the reduced reporting obligations with respect to audited financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings with the Securities and Exchange Commission (the “SEC”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new and revised accounting standards. An emerging growth company can, therefore, delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have elected to “opt out” of that extended transition period and, as a result, we plan to comply with new and revised accounting standards on the relevant dates on which adoption of those standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new and revised accounting standards is irrevocable.

As a result of our decision to avail ourselves of certain provisions of the JOBS Act, the information that we provide may be different than what you may receive from other public companies in which you hold an equity interest. In addition, it is possible that some investors will find our common stock less attractive as a result of our elections, which may cause a less active trading market for our common stock and more volatility in our stock price.

Recently Issued Accounting Pronouncements

Recently issued accounting standards are discussed in Note 1(w) to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our New Credit Facilities, which carry variable interest rates. Our New Credit Facilities include a New Term Loan Facility and a New Revolving Credit Facility with advances tied to a borrowing base and which bears interest at a variable rate. Because our New Credit Facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of January 31, 2015, we had no outstanding borrowings under our Revolving Credit Facility and outstanding variable rate debt under our Term Loan Facility was $321.3 million, net of unamortized original debt issue discount of $2.8 million. As of January 30, 2016, we had no outstanding variable rate debt under our New Revolving Credit Facility and $200.0 million under our New Term Loan Facility. Based on our January 30, 2016 term loan facility balance, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $2.0 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Item 8:	Financial Statements and Supplementary Data.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ollie’s Bargain Outlet Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule 1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 11, 2016

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$30,259	$21,952
Inventories	190,608	169,872
Accounts receivable	183	318
Deferred income taxes	—	4,166
Prepaid expenses and other assets	2,756	1,969

Total current assets	223,806	198,277
Property and equipment, net of accumulated depreciation of $28,270 and $19,403, respectively	39,292	33,926
Goodwill	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,259 and $1,060, respectively	233,354	233,625
Other assets	4,023	6,453

Total assets	$945,325	$917,131

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,018	$7,794
Accounts payable	52,075	50,498
Income taxes payable	4,102	4,702
Accrued expenses	35,573	27,640

Total current liabilities	96,768	90,634

Revolving credit facility	—	—
Long-term debt	194,936	313,493
Deferred income taxes	87,171	93,256
Other long-term liabilities	4,501	2,913

Total liabilities	383,376	500,296

Stockholders’ equity:
Preferred stock - 50,000 and 0 shares authorized, respectively, at $0.001 par value; no shares issued	—	—
Common stock:
Class A – 0 and 85,000 shares authorized, respectively, at $0.001 par value; 0 and 48,203 shares issued, respectively	—	48
Class B – 0 and 8,750 shares authorized, respectively, at $0.001 par value; no shares issued	—	—
Common stock - 500,000 and 0 shares authorized, respectively, at $0.001 par value; 58,807 and 0 shares issued, respectively	59	—
Additional paid-in capital	536,315	393,078
Retained earnings	25,661	23,738
Treasury - common stock, at cost; 9 and 3 shares, respectively	(86)	(29)

Total stockholders’ equity	561,949	416,835

Total liabilities and stockholders’ equity	$945,325	$917,131

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

	Fiscal year ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$762,370	$637,975	$540,718
Cost of sales	459,506	384,465	323,908

Gross profit	302,864	253,510	216,810

Selling, general and administrative expenses	209,783	178,832	153,807
Depreciation and amortization expenses	7,172	6,987	8,011
Pre-opening expenses	6,337	4,910	4,833

Operating income	79,572	62,781	50,159
Interest expense, net	15,416	18,432	17,493
Loss on extinguishment of debt	6,710	671	1,848

Income before income taxes	57,446	43,678	30,818
Income tax expense	21,607	16,763	11,277

Net income	$35,839	$26,915	$19,541

Earnings per common share:
Basic	$0.67	$0.56	$0.40
Diluted	$0.64	$0.55	$0.40

Weighted average common shares outstanding:
Basic	53,835	48,202	48,519
Diluted	55,796	48,609	48,519

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

	Common stock – Class A		Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 2, 2013	53,203	$53	—	$—	—	$—	$463,698	$3,605	$467,356
Stock-based compensation expense	—	—	—	—	—	—	3,440	—	3,440
Repurchase of common stock	(5,000)	(5)	—	—	—	—	(43,470)	(2,723)	(46,198)
Net income	—	—	—	—	—	—	—	19,541	19,541

Balance as of February 1, 2014	48,203	48	—	—	—	—	423,668	20,423	444,139

Stock-based compensation expense	—	—	—	—	—	—	3,761	—	3,761
Dividend paid ($1.20 per share)	—	—	—	—	—	—	(34,351)	(23,600)	(57,951)
Purchase of treasury stock	—	—	—	—	(3)	(29)	—	—	(29)
Net income	—	—	—	—	—	—	—	26,915	26,915

Balance as of January 31, 2015	48,203	48	—	—	(3)	(29)	393,078	23,738	416,835

Stock-based compensation expense	—	—	—	—	—	—	5,035	—	5,035
Proceeds from stock options exercised	5	—	335	1	—	—	2,270		2,271
Excess tax benefit related to exercises of stock options	—	—	—	—	—	—	1,068		1,068
Conversion of Class A and Class B common stock to a single class of common stock	(48,208)	(48)	48,208	48			—	—	—
Proceeds from issuance of common stock, net of expenses	—	—	10,264	10	—	—	149,796		149,806
Dividend paid ($1.01 per share)	—	—	—	—	—	—	(14,932)	(33,916)	(48,848)
Purchase of treasury stock	—	—	—	—	(6)	(57)	—	—	(57)
Net income	—	—	—	—	—	—	—	35,839	35,839

Balance as of January 30, 2016	—	$—	58,807	$59	(9)	$(86)	$536,315	$25,661	$561,949

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal year ended
	January 30, 2016	January 31, 2015	February 1, 2014
Cash flows from operating activities:
Net income	$35,839	$26,915	$19,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,913	8,051	8,104
Amortization of debt issuance costs	1,273	1,471	1,403
Amortization of original issue discount	436	579	643
Loss on extinguishment of debt	6,710	671	1,848
Amortization of intangibles	428	734	1,387
Gain on disposal of assets	—	(14)	(28)
Deferred income tax benefit	(1,731)	(3,419)	(3,213)
Deferred rent expense	1,873	1,144	1,268
Stock-based compensation expense	5,035	3,761	3,440
Excess tax benefit related to exercises of stock options	(1,068)	—	—
Changes in operating assets and liabilities:
Inventories	(20,736)	(23,654)	(20,598)
Accounts receivable	135	21	(62)
Prepaid expenses and other assets	(730)	3,220	(446)
Accounts payable	1,543	13,113	321
Income taxes payable	468	(2,330)	3,425
Accrued expenses and other liabilities	7,460	1,579	2,680

Net cash provided by operating activities	45,848	31,842	19,713

Cash flows from investing activities:
Purchases of property and equipment	(14,203)	(14,110)	(9,597)
Acquisition of intangible assets	(157)	—	—
Proceeds from sale of property and equipment	23	103	43

Net cash used in investing activities	(14,337)	(14,007)	(9,554)

Cash flows from financing activities:
Borrowings on revolving credit facility	858,053	674,457	471,891
Repayments on revolving credit facility	(858,053)	(674,457)	(471,891)
Borrowings on term loan	200,000	59,592	47,756
Repayments on term loan and capital leases	(324,076)	(7,612)	(2,750)
Proceeds from issuance of common stock, net of expenses	149,806	—	—
Proceeds from stock option exercises	2,271	—	—
Excess tax benefit related to exercises of stock options	1,068	—	—
Payment of debt issuance costs	(3,368)	(2,049)	(1,401)
Payment of dividend	(48,848)	(57,951)	—
Repurchase of common stock	—	—	(46,198)
Purchase of treasury stock	(57)	(29)	—

Net cash used in financing activities	(23,204)	(8,049)	(2,593)

Net increase in cash and cash equivalents	8,307	9,786	7,566

Cash and cash equivalents at the beginning of the period	21,952	12,166	4,600

Cash and cash equivalents at the end of the period	$30,259	$21,952	$12,166

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,829	$19,867	$13,355
Income taxes	$22,824	$22,703	$11,096
Non-cash investing activities:
Accrued purchases of property and equipment	$402	$437	$458

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

On September 28, 2012, Ollie’s Bargain Outlet Holdings, Inc. (formerly known as Bargain Holdings, Inc.) acquired Bargain Parent, Inc. and its subsidiary Ollie’s Holdings, Inc. and its sole operating subsidiary, Ollie’s Bargain Outlet, Inc. for $700.0 million in cash. The acquisition was financed through approximately $462.6 million in equity investment and approximately $250.0 million in various debt financing and Bargain Holdings, Inc. was formed to complete the acquisition by its majority shareholder, CCMP Capital Advisors, LLC and affiliates. On March 23, 2015, Bargain Holdings, Inc. changed its name to Ollie’s Bargain Outlet Holdings, Inc.

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries are collectively referenced to as the Company or Ollie’s.

Since the first store opened in 1982, the Company has grown to 203 Ollie’s Bargain Outlet retail locations as of January 30, 2016. Ollie’s Bargain Outlet retail locations are currently located in 17 states (Alabama, Connecticut, Delaware, Georgia, Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia).

Ollie’s principally buys overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s, in order to provide consistently value-priced goods in select key merchandise categories.

Stock split

On June 17, 2015, the Company effected a stock split of its common stock at a ratio of 115 shares for every share previously held. All common stock share and common stock per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the stock split.

Initial Public Offering

On July 15, 2015, the Company priced its initial public offering (“IPO”) of 8,925,000 shares of its common stock. In addition, on July 17, 2015, the underwriters of the IPO exercised their option to purchase an additional 1,338,750 shares of common stock from the Company. As a result, 10,263,750 shares of common stock were issued and sold by the Company at a price of $16.00 per share.

As a result of the IPO, the Company received net proceeds of $153.1 million, after deducting the underwriting fees of $11.1 million. The Company used the net proceeds from the IPO to pay off outstanding borrowings under the Revolving Credit Facility and a portion of the outstanding principal balance of the Term Loan. See Note 5, “Debt Obligations and Financing Arrangements.”

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearest to January 31st. References to the fiscal year ended January 30, 2016 refer to the period from February 1, 2015 to January 30, 2016 (“Fiscal 2015”). References to the fiscal year ended January 31, 2015 refer to the period from February 2, 2014 to January 31, 2015 (“Fiscal 2014”). References to the fiscal year end February 1, 2014 refer to the period from February 3, 2013 to February 1, 2014 (“Fiscal 2013”).

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

(d)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Fair Value Disclosures

Fair value is defined as the price which the Company would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, U.S. GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

•	Level 1 inputs are quoted prices available for identical assets and liabilities in active markets.

•	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 inputs are less observable and reflect the Company’s assumptions.

Ollie’s financial instruments consist of cash, accounts receivable, accounts payable and the Company’s term loan. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of their short maturities. The carrying amount of the Company’s term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

(f)	Cash and Cash Equivalents

The Company considers cash on hand in stores, bank deposits, credit card receivables, and all highly liquid investments with remaining maturities of three months or less at the date of acquisition to be cash and cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within one to two business days of the original sales transaction.

(g)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk are cash. Ollie’s currently maintains its day-to-day operating cash balances with major financial institutions. The Company’s operating cash balances are in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. From time to time, Ollie’s invests temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although the Company maintains balances which exceed the FDIC insured limit, it has not experienced any losses related to this balance, and Ollie’s believes the credit risk to be minimal.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(h)	Inventories

Inventories are stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. The cost of inventories includes the merchandise cost, transportation costs, and certain distribution and storage costs. Such costs are thereafter expensed as cost of sales upon the sale of the merchandise. The retail inventory method uses estimates for shrink and markdowns to calculate ending inventory. These estimates made by management could significantly impact the ending inventory valuation at cost and the resulting gross margin.

(i)	Property and Equipment

Property and equipment are stated at original cost less accumulated depreciation and amortization. Depreciation and amortization are calculated over the estimated useful lives of the related assets, or in the case of leasehold improvements, the lesser of the useful lives or the remaining term of the lease. Expenditures for additions, renewals, and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes.

The useful lives for the purpose of computing depreciation and amortization are as follows:

Software	3 years
Automobiles	5 years
Computer equipment	5 years
Furniture, fixtures, and equipment	7-10 years
Leasehold improvements	Lesser of lease term or useful life

(j)	Goodwill/Intangible Assets

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

Entities have an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative test. The goodwill quantitative impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after the allocation is the implied fair value of the reporting

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

unit goodwill. Fair value of the sole reporting unit for the most recent quantitative test was determined utilizing a combination of valuation methods including both the income approach (including a discounted cash flow analysis) and market approaches (including prior transaction method and comparable public company multiples). The fair value estimates utilized in the impairment testing reflect the use of Level 3 inputs. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company has selected the fiscal month ending date of October as the annual impairment testing date. For the fiscal years ended January 30, 2016 and January 31, 2015, the Company completed a qualitative impairment test. For the fiscal year ended February 1, 2014, the Company completed a quantitative impairment test. Based upon the procedures described above, no impairment of goodwill existed.

The Company is also required to perform impairment tests annually or more frequently if events or circumstances indicate that the value of its nonamortizing intangible assets might be impaired. The Company’s nonamortizing intangible assets as of January 30, 2016 and January 31, 2015 consisted of a tradename. Entities have an option to perform a qualitative assessment to determine whether further impairment testing of nonamortizing intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative test. The Company performs the quantitative impairment test using the discounted cash flow method based on management’s projections to determine the fair value of the asset. The carrying amount of the asset is then compared to the fair value. If the carrying amount is greater than fair value, an impairment loss is recorded for the amount that fair value is less than the carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For the fiscal years ended January 30, 2016 and January 31, 2015, the Company completed a qualitative impairment test. For the fiscal year ended February 1, 2014, the Company completed a quantitative test. Based upon the procedures described above, no impairment of the tradename existed.

Intangible assets with determinable useful lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

(k)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(l)	Stock-Based Compensation

The Company measures the cost of employee services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. Ollie’s recognizes stock-based compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model which is recorded on a straight-line basis over the vesting period for the entire reward. Excess tax benefits of awards related to stock option exercises are reflected as financing cash inflows.

(m)	Revenue Recognition

Ollie’s recognizes retail sales in its stores when merchandise is sold and the customer takes possession of merchandise. Net sales are presented net of returns and sales tax. The Company provides an allowance for estimated retail merchandise returns based on prior experience. The total allowance for returns was $0.2 million as of January 30, 2016, January 31, 2015 and February 1, 2014. The following table provides a reconciliation of the activity related to the Company’s sales returns allowance (in thousands):

	Fiscal year ended
	January 30, 2016	January 31, 2015	February 1, 2014
Beginning balance	$247	$207	$207
Provisions	30,835	27,292	24,236
Sales returns	(30,835)	(27,252)	(24,236)

Ending balance	$247	$247	$207

(n)	Cost of Sales

Cost of sales includes merchandise cost, transportation costs, inventory markdowns, shrink, and distribution, warehousing, and storage costs.

(o)	Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of payroll and benefits for stores, field support, and support center employees. Selling, general and administrative expense also includes marketing and advertising expense, occupancy costs for stores and the store support center, insurance, corporate infrastructure and other selling, general and administrative expenses.

(p)	Advertising Costs

Advertising costs primarily consist of newspaper circulars, email campaigns, media broadcasts and prominent advertising at professional and collegiate sporting events and are charged to expense the first time the advertising occurs. Advertising expense for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 was $25.8 million, $23.1 million and $19.7 million, respectively.

(q)	Operating Leases

The Company leases all of its store locations, distribution centers and office facilities. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions – or some combination of these items. For leases of store locations and the store support center, the Company recognizes rent expense in selling, general and

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

administrative expenses. For leases of distribution centers, the Company recognizes rent expense within cost of sales. All rent expense is recorded on a straight-line basis over the accounting lease term, which includes lease renewals determined to be reasonably assured. Additionally, the commencement date of the accounting lease term reflects the earlier of the date the Company becomes legally obligated for the lease payments or the date the Company takes possession of the building for initial construction and setup. The excess rent expense over the actual cash paid for rent is accounted for as deferred rent. Leasehold improvement allowances received from landlords and other lease incentives are recorded as deferred rent liabilities and are recognized in selling, general and administrative expenses on a straight-line basis over the accounting lease term.

(r)	Pre-Opening Costs

Pre-opening costs (costs of opening new stores and distribution facilities, including grand opening promotions, payroll, travel, training, and store setup costs) are expensed as incurred.

(s)	Debt Issuance Costs and Original Issue Discount

Debt issuance costs and original issue discount are amortized to interest expense using the effective interest method, over the life of the related debt. As of January 30, 2016 and January 31, 2015, debt issuance costs, net of accumulated amortization, were $3.6 million and $6.1 million and the amortization expense was $1.3 million and $1.5 million, respectively. The original issue discount, net of accumulated amortization, were $0.1 million and $2.8 million for the fiscal years ended January 30, 2016 and January 31, 2015, and the amortization expense was $0.4 million and $0.6 million, respectively. The write off of unamortized debt issuance and original issue discount costs recorded in loss on extinguishment of debt on the consolidated statements of income and totaled $6.7 million, $0.7 million and $1.8 million, respectively, for the years ended January 30, 2016, January 31, 2015 and February 1, 2014.

(t)	Self-Insurance Liabilities

Under a number of the Company’s insurance programs, which include the Company’s employee health insurance program, its workers’ compensation and general liability insurance programs, the Company is liable for a portion of its losses. Ollie’s is self-insured for certain losses related to the company sponsored employee health insurance program. The Company estimates the accrued liabilities for its self-insurance programs using historical claims experience and loss reserves. To limit the Company’s exposure to losses, a stop-loss coverage is maintained through third-party insurers.

(u)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Ollie’s files consolidated federal and state income tax returns. For years before 2011, the Company is no longer subject to U.S. federal income tax examinations. State income tax returns are filed in various state tax jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

(v)	Earnings per Common Share

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

The following table summarizes those effects for the diluted net income per common share calculation (in thousands, except per share amounts):

	Fiscal year ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$35,839	$26,915	$19,541

Weighted average number of common shares outstanding – Basic	53,835	48,202	48,519
Incremental shares from the assumed exercise of outstanding stock options	1,961	407	—

Weighted average number of common shares outstanding - Diluted	55,796	48,609	48,519

Earnings per common share – Basic	$0.67	$0.56	$0.40

Earnings per common share - Diluted	$0.64	$0.55	$0.40

Weighted average stock option shares totaling 651,400, 2,971,140 and 5,230,200 as of January 30, 2016, January 31, 2015, and February 1, 2014, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(w)	Recent Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for Ollie’s on January 29, 2017, however in July 2015 the FASB decided to defer the effective date by one year. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The new guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which was issued to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company is currently evaluating the effect the adoption of these standards will have on the consolidated financial statements and related disclosures.

Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company has elected to prospectively adopt the accounting standard beginning in the fourth quarter of fiscal 2015. Prior periods of the consolidated financial statements were not retrospectively adjusted.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not evaluated the impact of the updated guidance on its consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

(x)	Reclassification

Certain prior-year amounts have been reclassified to conform to current-year presentation.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Property and Equipment

Property and equipment consists of the following (in thousands):

	Fiscal year ended
	January 30, 2016	January 31, 2015
Furniture, fixtures, and equipment	$58,713	$45,770
Leasehold improvements	7,530	6,336
Automobiles	1,319	1,223

	67,562	53,329
Less accumulated depreciation	(28,270)	(19,403)

	$39,292	$33,926

Depreciation and amortization expense of property and equipment was $8.9 million, $8.1 million, and $8.1 million for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively, of which $7.2 million, $7.0 million, and $8.0 million, respectively, is included in the depreciation and amortization expenses on the consolidated statements of income. The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	Fiscal year ended
	January 30, 2016	January 31, 2015
Non-amortizing intangible assets:
Goodwill	$444,850	$444,850
Tradename	230,559	230,402
Amortizing intangible assets:
Favorable leases	4,054	4,085
Customer database	—	198
Accumulated amortization:
Favorable leases	(1,259)	(906)
Customer database	—	(154)

	$678,204	$678,475

Amortization expense of intangible assets was $0.4 million, $0.7 million, and $1.4 million, respectively, for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014, including $0.4 million each fiscal year, charged to rent expense for favorable leases. Estimated amortization expense of intangible assets during the next five fiscal years and thereafter is shown below (in thousands):

Fiscal year ending:
January 28, 2017	$376
February 3, 2018	338
February 2, 2019	335
February 1, 2020	310
January 30, 2021	281
Thereafter	1,155

Total remaining amortization	$2,795

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Favorable lease intangible assets are being amortized on a straight-line basis over their respective lease terms plus assumed option renewal periods (weighted average remaining life of approximately 9.4 and 10.1 years as of January 30, 2016 and January 31, 2015, respectively).

(4)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	Fiscal year ended
	January 30, 2016	January 31, 2015
Accrued compensation and benefits	$10,775	$8,307
Sales and use taxes	2,278	1,273
Accrued real estate related	2,659	1,631
Accrued insurance	2,605	2,134
Accrued advertising	3,519	3,421
Accrued freight	3,620	2,766
Other	10,117	8,108

	$35,573	$27,640

(5)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	Fiscal year ended
	January 30, 2016	January 31, 2015
Term loan	$199,888	$321,287
Capital lease	66	—

Total debt	199,954	321,287
Less: current portion	(5,018)	(7,794)

Long-term debt	$194,936	$313,493

As of January 30, 2016, the scheduled principal payments of debt are as follows (in thousands):

Fiscal year ending:
January 28, 2017	$5,018
February 3, 2018	5,019
February 2, 2019	10,029
February 1, 2020	10,000
January 30, 2021	170,000

Total cash principal payments	200,066
Less: Unamortized original issue discount	(112)

Total cash principal payments, net	$199,954

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On September 28, 2012, the Company entered into two credit agreements with a total value of $300.0 million. The $300.0 million was comprised of a $75.0 million revolving credit facility (“Credit Facility”) and a $225.0 million term loan (“Term Loan”). The Credit Facility has Manufacturers and Traders Trust Company (“M&T Bank”) as administrative agent, and certain financial institutions as lenders. The Term Loan has Jefferies Finance LLC (“Jefferies”) as administrative agent, and certain financial institutions as lenders. As part of the Term Loan, the Company was required to pay a $2.5 million original issue discount.

On February 26, 2013, the Company entered into a First Amendment to the Term Loan (“First Amendment”) which allowed the Company to borrow an additional principal amount of $50.0 million. The proceeds received were net of a soft call premium of $2.2 million, of which $1.8 million was recorded as additional original issue discount and $0.4 million was recognized as loss on extinguishment of debt on the date of the amendment. The primary purpose of this additional term loan borrowing was a $46.2 million repurchase of 4,999,625 shares of Class A Common Stock from the Company’s majority shareholder as consented by the original Term Loan lenders. In addition, various arrangement fees and legal fees totaling $1.6 million were incurred in connection with this amendment, of which $1.1 million were recorded as deferred financing fees and $0.5 million were recognized in selling, general and administrative expense on the date of the amendment. In connection with this amendment, $1.1 million of debt issuance cost and $0.4 million of original issue discount were accelerated on the date of the amendment and included in loss on extinguishment of debt.

On April 11, 2014, the Company entered into a Second Amendment to the Term Loan (“Amended Term Loan”) which allowed the Company to borrow an additional principal amount of $60.0 million. The primary purpose of the additional term loan borrowing was to distribute $58.0 million as a cash dividend to common shareholders as consented by the original Term Loan lenders. The total dividend amount was recorded as a reduction of retained earnings of $23.6 million to reduce the retained earnings balance as of the dividend date to zero and the additional $34.4 million was recorded as a reduction of additional paid-in capital. The proceeds received were net of $2.0 million, of which $1.3 million was recognized as deferred financing fees, $0.4 million was recorded as additional original issue discount, and $0.3 million was recognized as selling, general and administrative expenses. In connection with this amendment, $0.4 million of debt issuance cost and $0.2 million of original issue discount were accelerated on the date of the amendment and included in loss on extinguishment of debt.

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

The Amended Term Loan was payable in 27 consecutive quarterly payments of $0.8 million to be made on the last business day of each fiscal quarter beginning with February 1, 2013, with the remaining unpaid principal balance of the Amended Term Loan along with all accrued and unpaid interest to be paid by September 28, 2019. The Amended Term Loan provided for an “Excess Cash Flow” payment, as defined, to be made on or before 125 days from the end of the Company’s fiscal year of each year beginning with the fiscal year ended February 1, 2014. The Excess Cash Flow payment for the fiscal year ended January 31, 2015 was $4.4 million and was included in current portion of long-term debt as of January 31, 2015.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In July 2015, the Company repaid $50.0 million on the Revolving Credit Facility and $103.1 million of principal on the Amended Term Loan using proceeds from the IPO. In connection with this repayment of debt, $1.5 million of debt issuance costs and $0.8 million of original issue discount were written off and included in loss on extinguishment of debt.

On January 29, 2016, the Company completed a transaction, in which it refinanced the Senior Secured Credit Facility with the proceeds of the New Credit Facilities. The New Credit Facilities consisting of the $200.0 million New Term Loan and the $100.0 million New Revolving Credit Facility which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. The proceeds of the New Term Loan together with cash on hand were used to repay the existing Senior Secured Credit Facilities. The Company incurred various arrangement fees and legal fees totaling $2.1 million, of which $2.0 million was recognized as deferred financing fees and $0.1 million was recognized as selling, general and administrative expenses. In connection with the termination of the Senior Secured Credit Facilities, $2.9 million of debt issuance cost and $1.4 million of original issue discount were accelerated on the date of the amendment and included in the loss on extinguishment of debt. Loans under the New Credit Facilities mature on January 29, 2021.

The interest rates for the New Credit Facilities are not subject to a floor and are calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the Eurodollar Rate plus 1.0%, plus the Applicable Margin, or, for Eurodollar Loans, the Eurodollar Rate plus the Applicable Margin. The Applicable Margin will vary from 0.75% to 1.25% for a Base Rate Loan and 1.75% to 2.25% for a Eurodollar Loan, based on reference to the total leverage ratio. The New Credit Facilities mature on January 29, 2021.

As of January 30, 2016, the New Term Loan Facility is subject to amortization with principal payable in quarterly installments of $1.25 million to be made on the last business day of each fiscal quarter prior to maturity commencing on April 29, 2016. The quarterly installment payments increase after fiscal year ended February 3, 2018 to $2.5 million. The remaining initial aggregate advances under the New Term Loan Facility are payable at maturity.

Under the terms of the New Revolving Credit Facility, as of January 30, 2016, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of January 30, 2016, Ollie’s had $200 million of outstanding borrowings on the New Term Loan Facility and no outstanding borrowings under the New Revolving Credit Facility, with $97.4 million of borrowing availability, letter of credit commitments of $2.4 million and $0.2 million of rent reserves. The interest rate on the outstanding borrowings under the New Term Loan Facility was 2.25% plus the 30-day Eurodollar Rate, or 2.68%. The New Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum. The Company incurred unused line fees of $0.4 million, $0.2 million and $0.2 million for fiscal years 2015, 2014 and 2013, respectively.

The New Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The Company was in compliance with all terms of the New Credit Facilities as of the fiscal year ended January 30, 2016.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The provisions of the New Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 30, 2016, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions party to the Company’s New Credit Facilities, subject to certain exceptions.

(6)	Income Taxes

The components of income tax provision (benefit) are as follows (in thousands):

	Fiscal year ended
	January 30, 2016	January 31, 2015	February 1, 2014
Current:
Federal	$19,625	$16,760	$11,501
State	3,713	3,422	2,989

	23,338	20,182	14,490

Deferred:
Federal	(849)	(2,114)	(2,122)
State	(882)	(1,305)	(1,091)

	(1,731)	(3,419)	(3,213)

Income tax expense	$21,607	$16,763	$11,277

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal year ended
	January 30, 2016	January 31, 2015	February 1, 2014
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.2	3.2	4.0
Other	(0.6)	0.2	(2.4)

	37.6%	38.4%	36.6%

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	Fiscal year ended
	January 30, 2016	January 31, 2015
Deferred tax assets:
Inventory reserves	$1,236	$858
Deferred rent	1,815	1,091
Stock-based compensation	4,753	3,254
Other	3,918	3,163

Total deferred tax assets	11,722	8,366

Deferred tax liabilities:
Tradename	(89,669)	(90,138)
Depreciation	(8,217)	(6,250)
Leases	(1,007)	(1,051)
Noncompetition agreements	—	(17)

Total deferred tax liabilities	(98,893)	(97,456)

Net deferred tax liabilities	$(87,171)	$(89,090)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of January 30, 2016 and January 31, 2015.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of January 30, 2016 or January 31, 2015, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for the fiscal years ended January 30, 2016, January 31, 2015 or February 1, 2014.

(7)	Commitments and Contingencies

Ollie’s leases all of its store, office, and distribution facilities under operating leases that expire at various dates through 2031. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales. A majority of the Company’s leases also require a payment for all or a portion of insurance, real estate taxes, water and sewer costs, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which Ollie’s may extend the lease terms for five years. Minimum rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the lease term.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Rent expense on all operating leases consisted of the following (in thousands):

	Fiscal year ended
	January 30, 2016	January 31, 2015	February 1, 2014
Minimum annual rentals	$32,263	$28,707	$25,133
Contingent rentals	123	78	140

	$32,386	$28,785	$25,273

The following is a schedule by year of future minimum rental payments required under non-cancelable operating leases, including option renewal periods that are reasonably assured, that have initial or remaining lease terms in excess of one year as of January 30, 2016 (in thousands):

Fiscal year ending:
January 28, 2017	$39,490
February 3, 2018	38,242
February 2, 2019	35,254
February 1, 2020	30,391
January 30, 2021	24,430
Thereafter	54,226

Total minimum lease payments	$222,033

Ollie’s is subject to litigation in the normal course of business. The Company does not believe such actions, either individually or collectively, will have a significant impact on Ollie’s financial position or results of operations.

(8)	Equity Incentive Plan

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

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee. The exercise price for stock options is determined at the fair value on the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. The Company uses authorized and unissued shares to satisfy share award exercises. As of January 30, 2016, there were 4,668,150 shares available for grant under the 2015 Plan.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity and related information follows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at February 2, 2013	5,152,575	$6.48
Granted	379,500	6.48
Forfeited	(253,000)	6.48

Outstanding at February 1, 2014	5,279,075	6.48
Granted	920,000	7.68
Forfeited	(188,600)	6.57

Outstanding at January 31, 2015	6,010,475	6.66
Granted	1,403,500	13.61
Forfeited	(82,500)	7.91
Exercised	(339,650)	6.69

Outstanding at January 30, 2016	6,991,825	8.04	7.4	$100,060

Exercisable at January 30, 2016	3,013,125	6.55	6.8	$47,622

The compensation cost which has been recorded within selling, general & administrative expense for the Company’s equity incentive plans was $5.0 million, $3.8 million and $3.4 million for fiscal years 2015, 2014 and 2013, respectively. The Company recognized $1.9 million, $1.4 million and $1.3 million in income tax benefit in the fiscal years 2015, 2014 and 2013, respectively in the consolidated statements of income for share-based award compensation.

As of January 30, 2016, January 31, 2015 and February 1, 2014, there was $13.3 million, $11.8 million and $12.8 million, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2012 and 2015 Plans. That cost is expected to be recognized over a weighted average period of 2.9 years, 3.9 years and 4.2 years for the years ended January 30, 2016, January 31, 2015 and February 1, 2014. Awards with graded vesting are recognized using the straight-line method.

In April 2014 the Company entered into an additional term loan borrowing of $60.0 million. The proceeds were used for a cash dividend to the stockholders of the Company (see Note 5). In lieu of a pro-rata share of the cash dividend, the option exercise price was reduced to $7.49 from $8.70 for all options issued prior to the dividend declaration date. Also, in May 2015 the Company borrowed $50.0 million under the Revolving Credit Facility to pay an aggregate cash dividend of $48.8 million to stockholders (see Note 5). The option exercise price was reduced by approximately $1.00 per share for all options issued prior to the dividend declaration date related to the dilutive effect of the dividend. The 2012 Plan includes provisions

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

that require equitable adjustment to the outstanding option awards in the event of certain equity transactions including stock splits, recapitalizations, or dividends, among others, therefore the revision to the exercise price had no accounting impact.

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock and for stock options, the expected life of the option and expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected life of stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. Since the Company’s shares are not publicly traded, for stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

The weighted average grant date fair value per option for options granted during the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 was $5.05, $3.57 and $3.38, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Risk-free interest rate	1.99%	2.22%	1.54%
Expected dividend yield	—	—	—
Expected term (years)	6.25 years	6.5 years	6.5 years
Expected volatility	31.56%	34.80%	36.35%

(9)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan, qualified under Internal Revenue Code (IRC) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan and matches the employee’s contribution up to 25% of the first 6% of their annual compensation. The portion that the Company matches is vested ratably over six years. The employer matching contributions to the Plan were $0.2 million for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions for the fiscal year ended January 30, 2016 and discretionary contributions were $0.3 million and $0.2 million for the fiscal years ended January 31, 2015 and February 1, 2014, respectively.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Common Stock

The Company and its shareholders have entered into a Stockholders Agreement dated September 28, 2012, which provide for, among others, certain covenants and conditions, information, first refusal, take along, come along and rights of participation. In connection with the July 2015 IPO, the Company amended its existing Stockholders Agreement, which a number of provisions, including provisions relating to the election of directors and certain transfer restrictions were automatically terminated.

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

During the fiscal year ended January 31, 2015, the Company repurchased 2,875 Class A common stock shares from a shareholder for $9.99 per share. During the fiscal year ended January 30, 2016, the Company repurchased 5,750 Class A common stock shares from a shareholder for $9.99 per share. The Company records the value of its common stock held in treasury at cost.

(11)	Transactions with Affiliates and Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. The annual lease payments approximate $1.2 million and such payments are payable through 2023.

During the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, the Company paid $0.2 million, $0.2 million and $0.1 million, respectively, for the use of an airplane owned by a related party.

(12)	Segment Reporting

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

The following table summarizes the percentage of net sales by merchandise category for each year presented:

	Fiscal Year Ended
Sales by merchandise category:	January 30, 2016	January 31, 2015	February 1, 2014
Food	13.2%	12.5%	9.0%
Housewares	13.1	14.7	14.8
Books and stationery	11.5	10.9	12.0
Bed and bath	10.1	10.1	9.9
Floor coverings	8.6	9.6	10.7
Hardware	5.2	5.1	5.5
Toys	4.9	5.1	6.2
Other	33.4	32.0	31.9

	100.0%	100.0%	100.0%

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Quarterly results of Operations and Seasonality (Unaudited)

Quarterly financial results for the fiscal year end January 30, 2016 and January 31, 2015 were as follows (in thousands, except for per share data):

	Fiscal year 2015 (1)				Fiscal year 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$243,402	$174,565	$181,933	$162,470	$200,665	$150,005	$152,910	$134,395
Gross profit	98,839	69,924	70,058	64,043	79,308	59,595	59,192	55,415
Net income	16,064	6,762	6,352	6,661	12,008	4,851	5,728	4,328
Basic earnings per common share	$0.27	$0.12	$0.13	$0.14	$0.25	$0.10	$0.12	$0.09
Diluted earnings per common share	$0.26	$0.11	$0.12	$0.13	$0.24	$0.10	$0.12	$0.09

(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for the fiscal year end due to rounding.

The Company’s business is seasonal in nature and demand is generally the highest in the fourth fiscal quarter due to the holiday sales season. To prepare for the holiday sales season, Ollie’s must order and keep in stock more merchandise than is carried during other times of the year and generally engage in additional marketing efforts. The Company expects inventory levels, along with accounts payable and accrued expenses, to reach their highest levels in the third and fourth fiscal quarter in anticipation of increased net sales during the holiday sales season. As a result of this seasonality, and generally because of variation in consumer spending habits, the Company experiences fluctuations in net sales and working capital requirements during the year.

(14)	Subsequent Events

On February 18, 2016, the Company completed a secondary offering of 7,873,063 shares of common stock. Included in the 7,873,063 shares of common stock of the secondary offering was 1,152,500 options which were exercised and sold by certain directors, officers and employees. In addition on February 19, 2016, the underwriters exercised their option to purchase an additional 1,180,959 shares of the Company’s common stock. As a result 9,054,022 shares of common stock were sold by certain selling stockholders at a price of $19.75 per share. The Company did not sell any shares in or receive any proceeds from the secondary offering, except for proceeds from the exercise of stock options of $7.5 million.

Schedule I - Condensed Financial Information of Registrant

Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets

(In thousands)

	January 30, 2016	January 31, 2015
Assets
Total current assets	$—	$—
Long-term assets:
Investment in subsidiaries	561,949	416,835

Total assets	$561,949	$416,835

Liabilities and stockholders’ equity
Total current liabilities	$—	$—
Total long-term liabilities	—	—

Total liabilities	—	—

Stockholders’ equity:
Common stock	59	48
Additional paid-in capital	536,315	393,078
Retained earnings	25,661	23,738
Treasury stock, at cost	(86)	(29)

Total stockholders’ equity	561,949	416,835

Total liabilities and stockholders’ equity	$561,949	$416,835

See accompanying notes.

Schedule I - Condensed Financial Information of Registrant

Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income

(In thousands)

Fiscal year ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$—	—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses	—	—	—
Depreciation and amortization expenses	—	—	—
Pre-opening expenses	—	—	—

Operating income	—	—	—
Interest expense, net	—	—	—

Income before income taxes and equity in net income of subsidiaries	—	—	—
Income tax expense	—	—	—

Income before equity in net income of subsidiaries	—	—	—
Net income of subsidiaries	35,839	26,915	19,541

Net income	$35,839	26,915	$19,541

See accompanying notes.

Schedule I - Condensed Financial Information of Registrant

Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.	Basis of presentation

In the parent-company-only financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (the Company) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during fiscal 2015, fiscal 2014 or fiscal 2013.

2.	Guarantees and restrictions

Ollie’s Bargain Outlet, Inc., a subsidiary of the Company, had $200.0 million outstanding under the New Term Loan Facilities, as of January 30, 2016. Under the terms of the New Term Loan Facilities, Bargain Parent, Inc. has guaranteed the payment of all principal and interest. In the event of a default under the New Credit Facilities, Bargain Parent, Inc. will be directly liable to the debt holders. The New Term Loan Facilities matures on January 29, 2021.

As of January 30, 2016, Ollie’s Bargain Outlet, Inc. also has $97.4 million available for borrowing under the New Revolving Credit Facility. Bargain Parent, Inc. has guaranteed all obligations under the New Revolving Credit Facility. In the event of default under the New Revolving Credit Facility, Bargain Parent, Inc. will be directly liable to the debt holders. The New Revolving Credit Facility matures on January 29, 2021.

The New Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, that the Company must comply with during the term of such agreements. The Company was in compliance with all terms of such agreements during and as of the year ended January 30, 2016.

The provisions of the New Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 30, 2016, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the New Credit Facilities, subject to certain exceptions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of January 30, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2016, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarterly period ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended January 30, 2016, and is incorporated herein by reference.

In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The current version of the Code of Business Ethics is available on our website under the Investor Relations section at www.ollies.us. In accordance with the rules adopted by the SEC and the NASDAQ, we intend to promptly disclose any amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Investor Relations section at www.ollies.us. The information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “-Index to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: April 11, 2016	By:	/s/ John Swygert
	Name:	John Swygert
	Title:	Executive Vice President and Chief Financial Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Butler, John Swygert and Kenneth R. Bertram each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Mark Butler Mark Butler	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ John Swygert John Swygert	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jay Stasz Jay Stasz	Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

/s/ Richard Zannino Richard Zannino	Director

/s/ Joseph Scharfenberger Joseph Scharfenberger	Director

/s/ Douglas Cahill Douglas Cahill	Director

/s/ Stanley Fleishman Stanley Fleishman	Director

/s/ Thomas Hendrickson Thomas Hendrickson	Director

/s/ Robert Fisch Robert Fisch	Director

Exhibit no.	Description

3.1†	Second Amended and Restated Certificate of Incorporation of Ollie’s Bargain Outlet Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by the Company on July 21, 2015 (No. 001-37501)).

3.2†	Second Amended and Restated Bylaws of Ollie’s Bargain Outlet Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report filed on Form 8-K by the Company on July 21, 2015 (No. 001-37501)).

4.1†	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on July 8, 2015 (No. 333-204942)).

4.2†	Amended and Restated Stockholders Agreement, by and among Bargain Holdings, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.1 to the Current Report filed on Form 8-K by the Company on July 21, 2015 (No. 001-37501)).

10.1†	Credit Agreement, dated as of September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent and KeyBank National Association and Jefferies Finance LLC as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.2†	Guarantee and Collateral Agreement, dated September 28, 2012, among Bargain Parent, Inc., Ollie’s Holdings, Inc., certain Subsidiaries of Ollie’s Holdings, Inc. and Manufacturers and Traders Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.3†	First Amendment to Credit Agreement and First Amendment to Collateral Agreement, dated February 26, 2013, to Credit Agreement, dated as of September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent and KeyBank National Association and Jefferies Finance LLC as Co-Syndication Agents (incorporated by reference to Exhibit 10.3 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.4†	Second Amendment, dated April 11, 2014, to Credit Agreement, dated as of September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Manufacturers and Traders Trust Company as Administrative Agent and KeyBank National Association and Jefferies Finance LLC as Co-Syndication Agents (incorporated by reference to Exhibit 10.4 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

Exhibit no.	Description

10.5†	Credit Agreement, dated September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Jefferies Finance LLC as Administrative Agent and Manufacturers and Traders Trust Company and KeyBank National Association and as Co-Syndication Agents (incorporated by reference to Exhibit 10.5 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.6†	Guarantee and Collateral Agreement, dated September 28, 2012, among Bargain Parent, Inc., Ollie’s Holdings, Inc., certain Subsidiaries of Ollie’s Holdings, Inc. and Jefferies Finance LLC, as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.7†	First Amendment to Credit Agreement and First Amendment to Collateral Agreement, dated February 26, 2013, to Credit Agreement, dated as of September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Jefferies Finance LLC as Administrative Agent and Manufacturers and Traders Trust Company and KeyBank National Association and as Co-Syndication Agents (incorporated by reference to Exhibit 10.7 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.8†	Second Amendment and Consent, dated April 11, 2014, to Credit Agreement, dated September 28, 2012, among Ollie’s Holdings, Inc. and Ollie’s Bargain Outlet, Inc. as Borrowers, Bargain Parent, Inc., as Parent, the Lenders party thereto, Jefferies Finance LLC as Administrative Agent and Manufacturers and Traders Trust Company and KeyBank National Association and as Co-Syndication Agents (incorporated by reference to Exhibit 10.8 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.9†	Credit Agreement, dated as of January 29, 2016, by and among Ollie’s Holdings, Inc., a Delaware corporation, Ollie’s Bargain Outlet, Inc., a Pennsylvania corporation, and any subsidiary loan party that becomes a Borrower pursuant to the terms thereto, as borrowers, Bargain Parent, Inc., a Delaware corporation, as parent, Manufacturers and Traders Trust Company, as administrative agent, the other agents party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on February 2, 2016 (No. 001-37501)).

10.10†	Guarantee and Collateral Agreement, dated as of January 29, 2016, by and among Bargain Parent, Inc., Ollie’s Holdings, Inc. and certain Subsidiaries of Ollie’s Holdings, Inc. in favor of Manufacturers and Traders Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on February 2, 2016 (No. 001-37501)).

10.11†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9.1 to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on July 8, 2015 (No. 333-204942)).

10.12†	Form of Sponsor Director Indemnification Agreement (incorporated by reference to Exhibit 10.9.2 to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on July 8, 2015 (No. 333-204942)).

Exhibit no.	Description

10.13†	Employment Agreement, dated September 28, 2012, by and between Ollie’s Bargain Outlet, Inc. and Mark Butler (incorporated by reference to Exhibit 10.10 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.14†	Employment Agreement, dated September 28, 2012, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.11 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.15†	Employment Agreement, dated January 6, 2014, by and between Ollie’s Bargain Outlet, Inc. and Omar Segura (incorporated by reference to Exhibit 10.12 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.16†	Employment Agreement, dated May 12, 2014, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.13 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.17†	Employment Agreement, dated September 28, 2012, by and between Ollie’s Bargain Outlet, Inc. and Howard Freedman (incorporated by reference to Exhibit 10.14 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.18†	Employment Agreement, dated April 16, 2014, by and between Ollie’s Bargain Outlet, Inc. and Robert Bertram (incorporated by reference to Exhibit 10.15 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.19†	Employment Agreement, dated November 18, 2015, by and between Ollie’s Bargain Outlet, Inc. and Jay Stasz (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q by the Company on December 10, 2015 (No. 001-37501)).

10.20†	Bargain Holdings Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.21†	Form of Stock Option Agreement under Bargain Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.22†	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by the Company on July 15, 2015 (No. 333-204942)).

10.23†	Form of Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on July 6, 2015 (No. 333- 204942)).

10.24†	Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Mark Butler (incorporated by reference to Exhibit 10.23 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.25†	Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr (incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

Exhibit no.	Description

10.26†	Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Omar Segura (incorporated by reference to Exhibit 10.25 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.27†	Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.26 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.28†	Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Howard Freedman (incorporated by reference to Exhibit 10.27 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.29†	Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Kenneth Robert Bertram (incorporated by reference to Exhibit 10.28 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

21.1*	List of subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Previously filed.