Form 10-Q
period 2016-04-30
Ollie's Bargain Outlet Holdings, Inc.
filed 2016-06-02
CIK 1639300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 1, 2016 was 60,002,125.

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	April 30,	May 2,	January 30,
	2016	2015	2016
Assets
Current assets:
Cash and cash equivalents	$37,129	$4,053	$30,259
Inventories	206,413	191,622	190,608
Accounts receivable	262	270	183
Deferred income taxes	—	4,211	—
Prepaid expenses and other assets	6,153	6,096	2,756

Total current assets	249,957	206,252	223,806
Property and equipment, net of accumulated depreciation of $30,680, $21,528 and $28,270, respectively	41,203	34,415	39,292
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,354, $1,173 and $1,259, respectively	233,259	233,512	233,354
Other assets	2,497	1,173	2,520

Total assets	$971,766	$920,202	$943,822

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,018	$7,794	$5,018
Accounts payable	58,387	54,388	52,075
Income taxes payable	3,251	5,237	4,102
Accrued expenses	33,895	24,675	35,573

Total current liabilities	100,551	92,094	96,768
Revolving credit facility	—	—	—
Long-term debt	192,268	307,879	193,433
Deferred income taxes	86,603	92,700	87,171
Other long-term liabilities	4,498	3,003	4,501

Total liabilities	383,920	495,676	381,873

Stockholders’ equity:
Preferred stock – 50,000, 0 and 50,000 shares authorized, respectively, at $0.001 par value; no shares issued	—	—	—
Common stock:
Class A – 0, 85,000 and 0 shares authorized, respectively, at $0.001 par value; 0, 48,203 and 0 shares issued, respectively	—	48	—
Class B – 0, 8,780 and 0 shares authorized, respectively, at $0.001 par value; no shares issued	—	—	—
Common stock - 500,000, 0 and 500,000 shares authorized, respectively, at $0.001 par value; 60,011, 0, and 58,807 shares issued, respectively	60	—	59
Additional paid-in capital	550,463	394,165	536,315
Retained earnings	37,409	30,399	25,661
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)

Total stockholders’ equity	587,846	424,526	561,949

Total liabilities and stockholders’ equity	$971,766	$920,202	$943,822

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
Net sales	$193,719	$162,470
Cost of sales	114,704	98,427

Gross profit	79,015	64,043
Selling, general and administrative expenses	54,809	45,871
Depreciation and amortization expenses	1,978	1,695
Pre-opening expenses	1,249	990

Operating income	20,979	15,487
Interest expense, net	1,664	4,574

Income before income taxes	19,315	10,913
Income tax expense	7,567	4,252

Net income	$11,748	$6,661

Earnings per common share:
Basic	$0.20	$0.14
Diluted	$0.19	$0.13
Weighted average common shares outstanding:
Basic	59,669	48,197
Diluted	61,867	49,545

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common stock –						Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Class A		Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2015	48,203	$48	—	$—	(3)	$(29)	$393,078	$23,738	$416,835
Stock-based compensation expense	—	—	—	—	—	—	1,087	—	1,087
Purchase of treasury stock	—	—	—	—	(6)	(57)	—	—	(57)
Net income	—	—	—	—	—	—	—	6,661	6,661

Balance as of May 2, 2015	48,203	$48	—	$—	(9)	$(86)	$394,165	$30,399	$424,526

Balance as of January 30, 2016	—	$—	58,807	$59	(9)	$(86)	$536,315	$25,661	$561,949
Stock-based compensation expense	—	—	—	—	—	—	1,545	—	1,545
Proceeds from stock options exercised	—	—	1,204	1	—	—	7,824	—	7,825
Excess tax benefit related to exercises of stock options	—	—	—	—	—	—	4,779	—	4,779
Net income	—	—	—	—	—	—	—	11,748	11,748

Balance as of April 30, 2016	—	$—	60,011	$60	(9)	$(86)	$550,463	$37,409	$587,846

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen weeks ended
	April 30,	May 2,
	2016	2015
Cash flows from operating activities:
Net income	$11,748	$6,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,411	2,125
Amortization of debt issuance costs	187	376
Amortization of original issue discount	6	157
Amortization of intangibles	95	113
Deferred income tax benefit	(568)	(601)
Deferred rent expense	172	215
Stock-based compensation expense	1,545	1,087
Excess tax benefit related to exercises of stock options	(4,779)	—
Changes in operating assets and liabilities:
Inventories	(15,805)	(21,750)
Accounts receivable	(79)	48
Prepaid expenses and other assets	(3,478)	(4,156)
Accounts payable	6,811	3,779
Income taxes payable	3,928	535
Accrued expenses and other liabilities	(1,853)	(3,090)

Net cash provided by (used in) operating activities	341	(14,501)

Cash flows from investing activities:
Purchases of property and equipment	(4,821)	(2,503)

Net cash used in investing activities	(4,821)	(2,503)

Cash flows from financing activities:
Borrowings on revolving credit facility	202,000	169,334
Repayments on revolving credit facility	(202,000)	(169,334)
Repayments on term loan and capital leases	(1,254)	(838)
Proceeds from stock option exercises	7,825	—
Excess tax benefit related to exercises of stock options	4,779	—
Purchase of treasury stock	—	(57)

Net cash provided by (used in) financing activities	11,350	(895)

Net increase (decrease) in cash and cash equivalents	6,870	(17,899)
Cash and cash equivalents at the beginning of the period	30,259	21,952

Cash and cash equivalents at the end of the period	$37,129	$4,053

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,469	$4,019
Income taxes	$4,247	$4,318
Non-cash investing activities:
Accrued purchases of property and equipment	$902	$548

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2016 and May 2, 2015

(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc., operates through its operating subsidiary, Ollie’s Bargain Outlet, Inc., a chain of retail stores which offer brand name products at deeply discounted and closeout prices across a broad selection of product categories. Ollie’s Bargain Outlet Holdings, Inc., together with its subsidiaries, will be referenced herein as the Company or Ollie’s. Ollie’s principally buys overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, and other retailers. In addition, the Company augments brand name closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide consistent assortment of value-priced goods in select key merchandise categories.

Since the first store opened in 1982, the Company has grown to 208 Ollie’s Bargain Outlet retail locations as of April 30, 2016. Ollie’s Bargain Outlet retail locations are located in 18 states (Alabama, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia) as of April 30, 2016.

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

As a result of the IPO, the Company received net proceeds of $153.1 million, after deducting the underwriting fees of $11.1 million. The Company used the net proceeds from the IPO to pay off outstanding borrowings under its Revolving Credit Facility and a portion of the principal balance of its then outstanding Term Loan.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearest to January 31st. References to the fiscal year ended January 30, 2016 refer to the period from February 1, 2015 to January 30, 2016. The fiscal quarters ended April 30, 2016 and May 2, 2015 refer to the thirteen weeks from January 31, 2016 to April 30, 2016 and from February 1, 2015 to May 2, 2015, respectively.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2016 and May 2, 2015

(Unaudited)

the Company’s financial condition, results of operations, and cash flows for all periods presented. The condensed consolidated balance sheets as of April 30, 2016 and May 2, 2015, the condensed consolidated statements of income for the thirteen weeks ended April 30, 2016 and May 2, 2015, and the condensed consolidated statements of stockholders’ equity and cash flows for the thirteen weeks ended April 30, 2016 and May 2, 2015 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for the year ending January 28, 2017 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The Company’s balance sheet as of January 30, 2016, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-k filed with the SEC on April 11, 2016 (“Annual Report”), but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for the fiscal year ended January 30, 2016 and footnotes thereto included in the Annual Report.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, revolving credit facility and term loan facility. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of their short maturities. The carrying amount of the revolving credit facility and term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2016 and May 2, 2015

(Unaudited)

(f)	Recently Issued Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The new guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which was issued to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company has applied the guidance in ASU 2015-03 retroactively to the prior periods presented in the condensed consolidated balance sheets. As a result, the Company reclassified the May 2, 2015 and January 30, 2016 condensed consolidated balance sheets resulting in a reduction of other assets and long-term debt of $4.9 million and $1.5 million, respectively.

Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company elected to prospectively adopt the accounting standard as of January 30, 2016. Prior periods were not retroactively adjusted.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not evaluated the impact of the standard on its consolidated financial statements and related disclosures.

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

April 30, 2016 and May 2, 2015

(Unaudited)

(2)	Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed exercise of stock options into shares of common stock as if those stock options were exercised as well as assumed lapse of restrictions on restricted stock units.

The following table summarizes those effects for the diluted net income per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
Net income	$11,748	$6,661

Weighted average number of common shares outstanding – Basic	59,669	48,197
Dilutive impact of stock options and restricted stock units	2,198	1,349

Weighted average number of common shares outstanding - Diluted	61,867	49,546

Earnings per common share – Basic	$0.20	$0.14

Earnings per common share - Diluted	$0.19	$0.13

Weighted average stock option shares totaling 312,952 and 520,490 for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2016 and May 2, 2015

(Unaudited)

(3)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	April 30,	May 2,	January 30,
	2016	2015	2016
Accrued compensation and benefits	$7,138	$5,617	$10,775
Sales and use taxes	2,777	2,047	2,278
Accrued real estate related	2,510	1,674	2,659
Accrued insurance	3,034	2,365	2,605
Accrued advertising	2,240	2,780	3,519
Accrued freight	5,041	4,154	3,620
Other	11,155	6,038	10,117

	$33,895	$24,675	$35,573

(4)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	April 30,	May 2,	January 30,
	2016	2015	2016
Term loan	$197,224	$315,673	$198,385
Capital leases	62	—	66

Total debt	197,286	315,673	198,451
Less: current portion	(5,018)	(7,794)	(5,018)

Long-term debt	$192,268	$307,879	$193,433

On January 29, 2016, the Company completed a transaction, in which it refinanced its existing Senior Secured Credit Facility with the proceeds of the New Credit Facilities (as defined below). The new credit facilities consist of a $200.0 million term loan (“New Term Loan”) and a $100.0 million revolving credit facility (“New Revolving Credit Facility”, and together with the New Term Loan, the “ New Credit Facilities”) which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

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

As of January 30, 2016, the New Term Loan is subject to amortization with principal payable in quarterly installments of $1.25 million to be made on the last business day of each fiscal quarter prior to maturity commencing on April 29, 2016. The quarterly installment payments increase after fiscal year ended February 3, 2018 to $2.5 million. The remaining initial aggregate advances under the New Term Loan are payable at maturity.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2016 and May 2, 2015

(Unaudited)

Under the terms of the New Revolving Credit Facility, as of April 30, 2016, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of April 30, 2016, Ollie’s had $198.8 million of outstanding borrowings under the New Term Loan and no outstanding borrowings under the New Revolving Credit Facility, with $98.4 million of borrowing availability, letter of credit commitments of $1.4 million and $0.2 million of rent reserves. The interest rate on the outstanding borrowings under the New Term Loan was 2.25% plus the 30-day Eurodollar Rate, or 2.68%. The New Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

As of April 30, 2016, May 2, 2015, and January 30, 2016 the amounts outstanding under the term loan, are net of unamortized original issue discount of $0.1 million, $2.6 million and $0.1 million, respectively and deferred financing fees of $1.4 million, $4.9 million and $1.5 million, respectively.

The New Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The Company was in compliance with all terms of the New Credit Facilities as of the thirteen weeks ended April 30, 2016.

The provisions of the New Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of April 30, 2016, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the New Credit Facilities, subject to certain exceptions.

(5)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen weeks ended April 30, 2016 and May 2, 2015 were 39.2% and 39.0%, respectively.

(6)	Commitments and Contingencies

The Company commenced nine new store leases during the thirteen weeks ended April 30, 2016. The fully executed leases have initial terms typically between five to seven years with options to renew for two or three successive five-year periods. The initial terms of these new store leases have future minimum lease payments totaling approximately $10.8 million.

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

April 30, 2016 and May 2, 2015

(Unaudited)

(7)	Equity Incentive Plans

During 2012, Ollie’s established an equity incentive plan (the “2012 Plan”), under which stock options were granted to executive officers and key employees as deemed appropriate under the provisions of the 2012 Plan, with an exercise price equal to the fair value of the underlying stock on the date of grant. The vesting period for options granted under the 2012 Plan is five years (20% ratably per year). Options granted under the 2012 Plan are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. As of July 15, 2015, the date of the pricing of the IPO, no additional equity grants will be made under the 2012 Plan.

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards are made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Company’s Compensation Committee of the Board of Directors. The exercise price for stock options is determined equal to the fair value on the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. The Company uses authorized and unissued shares to satisfy share award exercises. As of April 30, 2016, there were 4,103,995 shares available for grant under the 2015 Plan.

On February 18, 2016, the Company completed a secondary offering of 7,873,063 shares of common stock, of which 1,152,500 shares were sold by certain directors, officers and employees upon the exercise of stock options in connection with the offering. In addition, on February 19, 2016, the underwriters exercised their option to purchase an additional 1,180,959 shares of the Company’s common stock from certain selling stockholders. As a result 9,054,022 shares of common stock were sold by certain selling stockholders at a price of $19.75 per share in the secondary offering. The Company did not sell any shares in or receive any proceeds from the secondary offering, except for $7.5 million of proceeds from the exercise of stock options. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with the secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the thirteen weeks ended April 30, 2016.

A summary of the Company’s stock option activity and related information for the thirteen weeks ended April 30, 2016, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 30, 2016	6,991,825	$8.04
Granted	507,453	20.26
Forfeited	(79,800)	7.53
Exercised	(1,203,835)	6.50

Outstanding at April 30, 2016	6,215,643	9.34	7.5

Exercisable at April 30, 2016	2,491,046	6.86	6.7

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2016 and May 2, 2015

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

The weighted average grant date fair value per option for options granted during the thirteen weeks ended April 30, 2016 and May 2, 2015 was $6.44 and $4.56, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
Risk-free interest rate	1.72%	1.94%
Expected dividend yield	—	—
Expected term (years)	6.25 years	6.5 years
Expected volatility	28.52%	32.30%

Restricted Stock Units (“RSUs”)

During the thirteen weeks ended April 30, 2016, the Company granted 134,502 RSUs related to its common stock to various employees and certain members of its Board of Directors under the 2015 Plan. Of those RSUs, 88,771 were granted to certain employees vest in four equal annual installments beginning on the first anniversary of the grant date, provided the respective award recipient continues to be employed by the Company through each of those dates. Another 34,625 RSUs granted to certain employees vest in full upon the four-year anniversary of the date of grant, provided the respective award recipient continues to be employed by the Company through that date. Finally, the 11,106 RSUs granted certain members of the Board of Directors vest in three equal annual installments beginning one year following the date of grant, provided that the board member continues to serve of the Board of Directors through each of those dates. The grant date fair value of these awards totaled $2.7 million. The Company recognizes the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2016 and May 2, 2015

(Unaudited)

A summary of the Company’s RSU activity and related information for the thirteen weeks ended April 30, 2016, is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 30, 2016	—	$—
Granted	134,502	20.26

Nonvested balance at April 30, 2016	134,502	20.26

Stock Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.5 million and $1.1 million for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.

As of April 30, 2016, there was $17.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.3 years as of April 30, 2016. Compensation costs related to awards are recognized using the straight-line method.

(8)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s has made $0.3 million in rent payments to such related parties during the thirteen weeks ended April 30, 2016 and during the thirteen weeks ended May 2, 2015.

During the thirteen weeks ended April 30, 2016 and May 2, 2015, the Company paid approximately $20,000 for the use of an airplane owned by a related party.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on April 11, 2016. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Company”, “Ollie’s”, “we”, “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2016” or “fiscal 2016” refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. References to “fiscal year 2015” or “fiscal 2015” refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. The fiscal quarters or “first quarter” ended April 30, 2016 and May 2, 2015 refer to the thirteen weeks from January 31, 2016 to April 30, 2016 and from February 1, 2015 to May 2, 2015, respectively. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, or by the inclusion of forecasts or projections, the outlook for the Company’s future business, prospects, financial performance, industry outlook, our 2016 business outlook and financial guidance. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our failure to adequately manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our ability to manage our inventory balances; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the loss of, or disruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; the risks associated with doing business with international manufacturers; changes in government regulations, procedures and requirements; and our ability to service our indebtedness and to comply with our financial covenants together with the other factors set forth under “Risk Factors” in our filings with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Ollie’s undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices. Known for our assortment of products offered as “Good Stuff Cheap®” we offer customers a broad selection of brand name products, including housewares, food, books and stationery, bed and bath, floor coverings, toys and hardware. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states. In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer. Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 208 stores located in 18 states as of April 30, 2016.

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

Our business model has produced consistent and predictable store growth over the past several years, during both strong and weaker economic cycles. We plan to continue to enhance our competitive positioning and drive growth in sales and profitability by executing on the following strategies:

•	growing our store base;

•	increasing our offerings of great bargains; and

•	leveraging and expanding Ollie’s Army, our customer loyalty program.

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns. Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. We target new stores sales of approximately $3.7 million and an expected cash-on-cash return of approximately 55% in the first 12 months of operations and payback of approximately two years.

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

How We Assess the Performance of Our Business and Key Line Items

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use are number of new stores, net sales, comparable store sales, gross profit and gross margin, selling, general and administrative expenses, pre-opening expenses, operating income, EBITDA (as defined herein) and Adjusted EBITDA (as defined herein).

Number of New Stores

The number of new stores reflects the number of stores opened during a particular reporting period. Before we open new stores, we make initial capital investments in fixtures, equipment and inventory, which we amortize over time, and we incur pre-opening expenses described below under “-Pre-Opening Expenses.”

We expect to open between 28 and 32 new stores in fiscal year 2016, of which we opened five new stores in the thirteen weeks ended April 30, 2016. We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are typically between five to seven years with options to renew for two or three successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

Net Sales

Net sales constitute gross sales net of returns and sales tax. Net sales consist of sales from comparable stores and non-comparable stores, described below under “-Comparable Store Sales.” Growth of our net sales is primarily driven by expansion of our store base in existing and new markets. As we continue to grow, we believe we will have greater access to brand name and closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers. Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

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

Comparable Store Sales

Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales consists of net sales from our stores beginning on the first day of the sixteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. Comparable store sales are impacted by the same factors that impact net sales. As of April 30, 2016 and May 2, 2015, there were 172 and 154 stores, respectively, in our comparable store base. For the thirteen weeks ended April 30, 2016 and May 2, 2015 our comparable stores generated average net sales per store of $1.0 million and $0.9 million, respectively and Adjusted EBTIDA margin of 17.7% and 15.7%, respectively.

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

The components of our selling, general and administrative expenses may not be comparable to the components of similar measures of other retailers. We expect that our selling, general and administrative expenses will increase in future periods with future growth and in part due to additional legal, accounting, insurance, and other expenses as a result of being a public company, including compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management and our Board of Directors to assess our financial performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA to supplement U.S. generally accepted accounting principles (“GAAP”) measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to evaluate our performance in connection with compensation decisions and to compare our performance against that of other peer companies using similar measures.

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes. Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock based compensation expense, pre-opening expenses, non-cash purchase accounting items, debt financing expenses and other expenses, which we do not consider representative of our ongoing operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “-Results of Operations.”

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

Financing Transactions and Payments to Stockholders

On February 26, 2013, the credit agreements governing our then outstanding senior secured asset-based revolving credit facility (“Revolving Credit Facility”) and our senior secured term loan facility (“Term Loan Facility,” and, collectively with the Revolving Credit Facility, “Senior Secured Credit Facilities”) were amended to reduce the interest rate margin applicable to borrowings under the Term Loan Facility, to provide for additional loans under the Term Loan Facility in an aggregate principal amount of $50.0 million and to permit a share repurchase. We used the proceeds of the additional Term Loan Facility borrowings to repurchase shares of Class A Common Stock from affiliates of CCMP Capital Advisors, LP (“CCMP”), our majority stockholder, for an aggregate purchase price of $46.2 million. We incurred various arrangement fees and legal fees totaling $1.6 million in connection with this amendment, of which $1.1 million was recorded as deferred financing fees and $0.5 million was recognized as selling, general and administrative expense on the date of the amendment. In connection with this amendment, $1.1 million of debt issuance cost and $0.4 million of original issue discount was accelerated on the date of the amendment and included within loss on extinguishment of debt.

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

On January 29, 2016, we completed a transaction, (“Refinancing”) in which we refinanced the Senior Secured Credit Facilities with the proceeds of the New Credit Facilities, (as defined below). The new credit facilities consist of a $200.0 million term loan (“New Term Loan”)and $100.0 million revolving credit facility (“New Revolving Credit Facility,” and together with the New Term Loan, the “New Credit Facilities”) which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. We incurred various arrangement fees and legal fees totaling $2.1 million in connection with the Refinancing, of which $2.0 million was recorded as deferred financing fees and $0.1 million was recognized as selling, general and administrative expense on the date of the Refinancing.

Our IPO and Other Transactions

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

On February 18, 2016, the Company completed a secondary offering of 7,873,063 shares of common stock, of which 1,152,500 shares were sold by certain directors, officers and employees upon the exercise of stock options in connection with the offering. In addition, on February 19, 2016, the underwriters exercised their option to purchase an additional 1,180,959 shares of the Company’s common stock from certain selling stockholders. As a result 9,054,022 shares of common stock were sold by selling stockholders at a price of $19.75 per share in the secondary offering. The Company did not sell any shares in or receive any proceeds from the secondary offering, except for $7.5 million of proceeds from the exercise of stock options.

Store Openings

During the thirteen weeks ended April 30, 2016 and May 2, 2015, we opened five new stores in each period. In connection with these store openings, we incurred pre-opening expenses of $1.2 million and $1.0 million for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.

Distribution Center

In April 2014, we opened our second distribution center, located in Commerce, GA. As of May 1, 2015 through April 30, 2016, we are entitled to occupy 554,040 square feet of the facility and are under a lease obligation to incrementally add square footage up to 962,280 square feet through November 2017. We expect to make additional expenditures related to our utilization of this additional space in fiscal years 2016 through 2017.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for the thirteen weeks ended April 30, 2016 and May 2, 2015 from our unaudited condensed consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
	(dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$193,719	$162,470
Cost of sales	114,704	98,427

Gross profit	79,015	64,043
Selling, general and administrative expenses	54,809	45,871
Depreciation and amortization expenses	1,978	1,695
Pre-opening expenses	1,249	990

Operating income	20,979	15,487
Interest expense, net	1,664	4,574

Income before income taxes	19,315	10,913
Income tax expense	7,567	4,252

Net income	$11,748	$6,661

Percentage of net sales (1):
Net sales	100.00%	100.00%
Cost of sales	59.2	60.6

Gross profit	40.8	39.4
Selling, general and administrative expenses	28.3	28.2
Depreciation and amortization expenses	1.0	1.0
Pre-opening expenses	0.6	0.6

Operating income	10.8	9.6
Interest expense, net	0.9	2.8

Income before income taxes	10.0	6.7
Income tax expense	3.9	2.6

Net income	6.1%	4.1%

Select operating data:
Number of new stores	5	5

Number of stores open at end of period	208	181

Average net sales per store (2)	$945	$913

Comparable stores sales change	6.0%	8.8%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
	(dollars in thousands)
Net Income	$11,748	$6,661
Interest expense, net	1,664	4,574
Depreciation and amortization expenses (1)	2,505	2,238
Income tax expense	7,567	4,252

EBITDA	23,484	17,725
Non-cash stock based compensation expense	1,545	1,087
Pre-opening expenses (2)	1,249	990
Non-cash purchase accounting items (3)	(48)	(86)
Transaction related expenses (4)	890	—

Adjusted EBITDA	$27,120	$19,716

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.
(2)	Represents expenses of opening new stores and distribution centers. For new stores, pre-opening expenses includes grand opening, advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs. For distribution centers, pre-opening expenses primarily includes inventory transportation costs, employee travel expenses and occupancy costs.
(3)	In September 2012 we were acquired by affiliates of CCMP, along with certain members of management (the “CCMP Acquisition”). Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.
(4)	Represents professional services and expenses primarily related to the secondary offering on February 18, 2016.

First Quarter 2016 Compared to First Quarter 2015

Net Sales

Net sales increased to $193.7 million in the thirteen weeks ended April 30, 2016 from $162.5 million in the thirteen weeks ended May 2, 2015, an increase of $31.2 million, or 19.2%. The increase was the result of a comparable store sales increase of $9.3 million, or 6.0% and a non-comparable store sales increase of $21.9 million. The increase in non-comparable store sales was driven by sales from the 28 new stores opened since the end of the prior year first quarter ended May 2, 2015.

Comparable store sales increased 6.0% for the thirteen weeks ended April 30, 2016 compared to an 8.8% increase for the thirteen weeks ended May 2, 2015. The increase in comparable store sales was driven by strong sales in our domestic, books and stationery, candy, lawn and gardens and housewares departments.

Cost of Sales

Cost of sales increased to $114.7 million in the thirteen weeks ended April 30, 2016 from $98.4 million in the thirteen weeks ended May 2, 2015, an increase of $16.3 million, or 16.5%. The increase in cost of sales was primarily the result of increases in net sales volume.

Gross Profit and Gross Margin

Gross profit increased to $79.0 million in the thirteen weeks ended April 30, 2016 from $64.0 million in the thirteen weeks ended May 2, 2015, an increase of $15.0 million, or 23.4%. Gross margin increased to 40.8% in the thirteen weeks ended April 30, 2016 from 39.4% for the thirteen weeks ended May 2, 2015, an increase of 140 basis points. The increase in gross margin was primarily the result of lower distribution and transportation expenses as a percentage of net sales and higher merchandise margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $54.8 million in the thirteen weeks ended April 30, 2016 from $45.9 million in the thirteen weeks ended May 2, 2015, an increase of $8.9 million, or 19.5%. As a percentage of net sales, selling, general and administrative expenses increased 10 basis points to 28.3% in the thirteen weeks ended April 30, 2016 compared to 28.2% in the thirteen weeks ended May 2, 2015.

Included in SG&A expenses in the first quarter of 2016 were approximately $890,000 of transaction related expenses primarily from the Company’s secondary stock offering on February 18, 2016. Excluding the $890,000 of transaction related expenses, SG&A expenses increased 17.5% to $53.9 million and as a percent of net sales decreased 40 basis points to 27.8%. Other than the transaction related expenses, the increase in SG&A expenses was primarily driven by increased selling expenses related to new store growth and increased sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses. We also incurred additional expenses related to general and administrative infrastructure to support continued growth in the business and public company expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $1.2 million in the thirteen weeks ended April 30, 2016 from $1.0 million in the thirteen weeks ended May 2, 2015, an increase of $0.3 million. The increase in pre-opening expenses during the thirteen weeks ended April 30, 2016 was due to the timing of new store openings in fiscal 2016.

Interest Expense, Net

Net interest expense decreased to $1.7 million in the thirteen weeks ended April 30, 2016 from $4.6 million in the thirteen weeks ended May 2, 2015, a decrease of $2.9 million, or 63.6%. Proceeds from the IPO were used to reduce borrowings on the Term Loan Facility and Revolving Credit Facility, which primarily caused the decrease in interest expense for the thirteen weeks ended April 30, 2016 compared to the thirteen weeks ended May 2, 2015. Also, the effective interest rate on our term loan decreased as a result of the Refinancing which took place on January 29, 2016.

Income Tax Expense

Income tax expense for the thirteen weeks ended April 30, 2016 was $7.6 million compared to $4.3 million for the thirteen weeks ended May 2, 2015, an increase of $3.3 million, or 78.0%. This increase in income tax expense was primarily the result of an $8.4 million increase in pre-tax income, or 77.0%. Our effective tax rate was 39.2% during the thirteen weeks ended April 30, 2016 compared to 39.0% during the thirteen weeks ended May 2, 2015.

Net Income

As a result of the foregoing, net income increased to $11.7 million in the thirteen weeks ended April 30, 2016 from $6.7 million in the thirteen weeks ended May 2, 2015, an increase of $5.0 million, or 76.4%.

Adjusted EBITDA

Adjusted EBITDA increased to $27.1 million for the thirteen weeks ended April 30, 2016 from $19.7 million for the thirteen weeks ended May 2, 2015, an increase of $7.4 million, or 37.6%. The increase in Adjusted EBITDA for the thirteen weeks ended April 30, 2016 is due to an increase in net sales which was driven by a 6.0% increase in comparable store sales and a 14.9% increase in store count over the thirteen weeks ended May 2, 2015. Our gross margin increased by 140 basis points, and excluding the transaction costs related primarily to our secondary offering on February 18, 2016, our selling, general and administrative expenses decreased by 40 basis points as a percentage of net sales for the thirteen weeks ended April 30, 2016, to improve our Adjusted EBITDA performance compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our New Revolving Credit Facility. Our primary cash needs are for capital expenditures and working capital. As of April 30, 2016, we had $98.4 million of available borrowings under our $100.0 million New Revolving Credit Facility and $37.1 million of cash on hand. We had $200.0 million of outstanding borrowings under our New Term Loan.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. For the thirteen weeks ended April 30, 2016 we have spent $4.8 million for capital expenditures compared to $2.5 million for the thirteen weeks ended May 2, 2015. We expect to fund capital expenditures from net cash provided by operating activities. We opened five new stores during thirteen weeks ended April 30, 2016 and expect to open a total of between 28 and 32 new stores during fiscal year 2016. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology in fiscal year 2016.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand and borrowings under our Revolving Credit Facility. When we have used our revolving credit facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of our fourth fiscal quarter. Over the past two fiscal years, to the extent we have drawn on the Revolving Credit Facility, we have paid down the borrowings before the end of December of each fiscal year with cash generated during our peak selling season in our fourth fiscal quarter.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen weeks ended
	April 30, 2016	May 2, 2015
	(in thousands)
Net cash provided by (used in) operating activities	$341	$(14,501)
Net cash used in investing activities	(4,821)	(2,503)
Net cash provided by (used in) financing activities	11,350	(895)

Net increase (decrease) in cash and cash equivalents	$6,870	$(17,899)

Cash Provided By Operating Activities

Net cash provided by operating activities for thirteen weeks ended April 30, 2016 was $0.3 million compared to $14.5 million used in operating activities for the thirteen weeks ended May 2, 2015. The increase in net cash provided by operating activities for the thirteen weeks ended April 30, 2016 was primarily due to increases in net income and changes in certain working capital accounts including decreased inventory purchases and timing of payments in account payable.

Cash Used in Investing Activities

Net cash used in investing activities for the thirteen weeks ended April 30, 2016 was $4.8 million, an increase of $2.3 million compared to the thirteen weeks ended May 2, 2015. The increase in cash used in investing activities relates to the timing of new store openings.

Cash Provided By Financing Activities

Net cash provided by financing activities for the thirteen weeks ended April 30, 2016 was $11.4 million compared to $0.9 million of cash used in financing activities for the thirteen weeks ended May 2, 2015. The increase for the thirteen weeks ended April 30, 2016 net cash flows provided by financing activities was primarily related to proceeds received from the exercise of stock options in connection with the secondary offering during the first quarter of fiscal 2016.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than those which occur in the ordinary course of business.

During the thirteen weeks ended April 30, 2016, nine new store leases commenced. The fully executed leases have initial terms typically between five to seven years with options to renew for two or three successive five-year periods which have future minimum lease payments which total approximately $10.8 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities. There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K,

Jumpstart Our Business Act of 2012

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1(f) to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of April 30, 2016, we had no outstanding borrowings under our revolving credit facility and $198.8 million under the New Term Loan Facility. The impact of a 1.0% rate change on the outstanding balance of the New Term Loan as of April 30, 2016 would be approximately $2.0 million.

As of April 30, 2016, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-k filed with the SEC on April 11, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act and therefore, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement could apply as early as our Annual Report on Form 10-K for the year ending January 28, 2017 if certain triggers requiring accelerated filing deadlines are met prior to that. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company”. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended April 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

See Item 1A in our Annual Report on Form 10-K for the year ended January 30, 2016 for a detailed description of risk factors affecting the Company. There have been no significant changes from the risk factors previously disclosed in that filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 2, 2016	/s/ John Swygert
John Swygert
Executive Vice President and
Chief Financial Officer