Form 10-Q/A
period 2016-04-30
Ollie's Bargain Outlet Holdings, Inc.
filed 2016-07-20
CIK 1639300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Ollie’s Bargain Outlet Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Commission file number 001-37501

Delaware	80-0848819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6295 Allentown Boulevard Suite 1 Harrisburg, Pennsylvania	17112
(Address of Principal Executive Offices)	(Zip Code)

(717) 657-2300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

Ollie’s Bargain Outlet Holdings, Inc. (the “Registrant”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, which was originally filed with the Securities and Exchange Commission on June 2, 2016 (the “Original Report”), for the sole purpose of correcting a typographical error on the cover page of the Original Report. This Amendment No. 1 reflects that the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Pursuant to Rule 12b-15 under Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new Rule 13a-14(a)/15d-14(a) certifications, which are attached hereto. Because no financial statements have been amended by or included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment No. 1 speaks as of the date of the filing of the Original Report, and the Registrant has not changed the financial statements nor updated the disclosures contained therein to reflect any events that occurred at a later date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. (Registrant)

By:	/s/ John Swygert
John Swygert
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: July 19, 2016

Part II

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

*Filed herewith.