Form 10-Q
period 2016-07-30
Ollie's Bargain Outlet Holdings, Inc.
filed 2016-09-01
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 31, 2016 was 60,234,033.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	July 30, 2016	August 1, 2015	January 30, 2016
Current assets:
Cash and cash equivalents	$30,732	$782	$30,259
Inventories	215,724	187,242	190,608
Accounts receivable	163	570	183
Deferred income taxes	-	4,322	-
Prepaid expenses and other assets	7,484	5,612	2,756
Total current assets	254,103	198,528	223,806
Property and equipment, net of accumulated depreciation of $33,181, $23,673 and $28,270, respectively	44,967	36,136	39,292
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,448, $1,268 and $1,259, respectively	233,165	233,399	233,354
Other assets	2,435	2,268	2,520
Total assets	$979,520	$915,181	$943,822
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,052	$3,372	$5,018
Accounts payable	54,181	40,304	52,075
Income taxes payable	-	-	4,102
Accrued expenses	33,738	27,117	35,573
Total current liabilities	92,971	70,793	96,768
Revolving credit facility	-	9,648	-
Long-term debt	191,209	206,589	193,433
Deferred income taxes	85,582	91,706	87,171
Other long-term liabilities	4,964	3,321	4,501
Total liabilities	374,726	382,057	381,873
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 60,165, 58,472, and 58,807 shares issued, respectively	60	58	59
Additional paid-in capital	554,276	530,317	536,315
Retained earnings	50,544	2,835	25,661
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)
Total stockholders’ equity	604,794	533,124	561,949
Total liabilities and stockholders’ equity	$979,520	$915,181	$943,822

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$211,256	$181,933	$404,975	$344,403
Cost of sales	127,442	111,875	242,146	210,302
Gross profit	83,814	70,058	162,829	134,101
Selling, general and administrative expenses	57,737	49,575	112,546	95,446
Depreciation and amortization expenses	2,068	1,760	4,046	3,455
Pre-opening expenses	2,024	1,882	3,273	2,872
Operating income	21,985	16,841	42,964	32,328
Interest expense, net	1,471	4,423	3,135	8,997
Loss on extinguishment of debt	-	2,351	-	2,351
Income before income taxes	20,514	10,067	39,829	20,980
Income tax expense	7,379	3,715	14,946	7,967
Net income	$13,135	$6,352	$24,883	$13,013
Earnings per common share:
Basic	$0.22	$0.13	$0.42	$0.26
Diluted	$0.21	$0.12	$0.40	$0.26
Weighted average common shares outstanding:
Basic	60,046	50,102	59,857	49,149
Diluted	62,358	52,057	62,113	50,801

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Common stock – Class A		Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2015	48,203	$48	-	$-	(3)	$(29)	$393,078	$23,738	$416,835
Stock-based compensation expense	-	-	-	-	-	-	2,296	-	2,296
Proceeds from stock options exercised	5	-	-	-	-	-	34	-	34
Coversion of Class A and Class B common stock to a single class of common stock	(48,208)	(48)	48,208	48	-	-	-	-	-
Proceeds from issuance of common stock, net of expenses	-	-	10,264	10	-	-	149,841	-	149,851
Dividend paid ($1.01 per share)	-	-	-	-	-	-	(14,932)	(33,916)	(48,848)
Purchase of treasury stock	-	-	-	-	(6)	(57)	-	-	(57)
Net income	-	-	-	-	-	-	-	13,013	13,013
Balance as of August 1, 2015	-	$-	58,472	$58	(9)	$(86)	$530,317	$2,835	$533,124

Balance as of January 30, 2016	-	$-	58,807	$59	(9)	$(86)	$536,315	$25,661	$561,949
Stock-based compensation expense	-	-	-	-	-	-	3,272	-	3,272
Proceeds from stock options exercised	-	-	1,358	1	-	-	9,194	-	9,195
Excess tax benefit related to exercises of stock options	-	-	-	-	-	-	5,495	-	5,495
Net income	-	-	-	-	-	-	-	24,883	24,883
Balance as of July 30, 2016	-	$-	60,165	$60	(9)	$(86)	$554,276	$50,544	$604,794

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net income	$24,883	$13,013
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,911	4,317
Amortization of debt issuance costs	374	698
Amortization of original issue discount	12	260
Loss on extinguishment of debt	-	2,351
Amortization of intangibles	189	226
Deferred income tax benefit	(1,589)	(1,706)
Deferred rent expense	636	578
Stock-based compensation expense	3,272	2,296
Excess tax benefit related to exercises of stock options	(5,495)	-
Changes in operating assets and liabilities:
Inventories	(25,116)	(17,370)
Accounts receivable	20	(252)
Prepaid expenses and other assets	(4,851)	(3,485)
Accounts payable	1,683	(10,664)
Income taxes payable	1,393	(4,960)
Accrued expenses and other liabilities	(2,008)	(2,457)
Net cash used in operating activities	(1,686)	(17,155)
Cash flows from investing activities:
Purchases of property and equipment	(9,982)	(6,024)
Proceeds from sale of property and equipment	-	23
Net cash used in investing activities	(9,982)	(6,001)
Cash flows from financing activities:
Borrowings on revolving credit facility	430,866	424,499
Repayments on revolving credit facility	(430,866)	(414,851)
Repayments on term loan and capital leases	(2,549)	(109,254)
Payment of debt issuance costs	-	(1,152)
Proceeds from issuance of common stock, net of expenses	-	151,615
Proceeds from stock option exercises	9,195	34
Excess tax benefit related to exercises of stock options	5,495	-
Payment of dividend	-	(48,848)
Purchase of treasury stock	-	(57)
Net cash provided by financing activities	12,141	1,986
Net increase (decrease) in cash and cash equivalents	473	(21,170)
Cash and cash equivalents at the beginning of the period	30,259	21,952
Cash and cash equivalents at the end of the period	$30,732	$782
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,762	$8,017
Income taxes	$20,482	$14,645
Non-cash investing activities:
Accrued purchases of property and equipment	$825	$907

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 30, 2016 and August 1, 2015

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

Since the first store opened in 1982, the Company has grown to 216 Ollie’s Bargain Outlet retail locations as of July 30, 2016. Ollie’s Bargain Outlet retail locations are located in 19 states (Alabama, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia) as of July 30, 2016.

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

Secondary Offerings

On February 18, 2016, the Company completed a secondary offering of 7,873,063 shares of common stock, of which 1,152,500 shares were sold by certain directors, officers and employees upon the exercise of stock options in connection with the offering. In addition, on February 19, 2016, the underwriters exercised their option to purchase an additional 1,180,959 shares of the Company’s common stock from certain selling stockholders.  As a result 9,054,022 shares of common stock were sold by certain selling stockholders at a price of $19.75 per share in the secondary offering. The Company did not sell any shares in or receive any proceeds from the secondary offering, except for $7.5 million of proceeds from the exercise of stock options. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with the secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the twenty-six weeks ended July 30, 2016.

On June 6, 2016, the Company completed a secondary offering of 12,152,800 shares of common stock.  In addition, on June 10, 2016, the underwriters exercised their option to purchase an additional 1,822,920 shares of the Company’s common stock from certain selling stockholders.  As a result 13,975,720 shares of common stock were sold by certain selling stockholders at a price of $25.00 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the thirteen and twenty-six weeks ended July 30, 2016.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 30, 2016 and August 1, 2015

(Unaudited)

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearest to January 31st. References to the fiscal year ended January 30, 2016 refer to the period from February 1, 2015 to January 30, 2016. The fiscal quarters ended July 30, 2016 and August 1, 2015 refer to the thirteen weeks from May 1, 2016 to July 30, 2016 and from May 3, 2015 to August 1, 2015, respectively. The year-to-date periods ended July 30, 2016 and August 1, 2015 refer to the twenty-six weeks from January 31, 2016 to July 30, 2016 and February 1, 2015 to August 1, 2015, respectively.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for all periods presented. The condensed consolidated balance sheets as of July 30, 2016 and August 1, 2015, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, and the condensed consolidated statements of stockholders’ equity and cash flows for the twenty-six weeks ended July 30, 2016 and August 1, 2015 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for the year ending January 28, 2017 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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

Fair value is defined as the price which the Company would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, GAAP establishes a three‑level hierarchy used in measuring fair value, as follows:

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 30, 2016 and August 1, 2015

(Unaudited)

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, revolving credit facility and term loan facility. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The carrying amount of the revolving credit facility and term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

(f)	Recently Issued Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On August 8, 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU No. 2014-09 by one year, and permits early adoption as long as the adoption date is not before the original public entity effective date. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The new guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which was issued to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company has applied the guidance in ASU 2015-03 effective on April 30, 2016 and retroactively to the prior periods presented in the condensed consolidated balance sheets.  As a result, the Company reclassified the August 1, 2015 condensed consolidated balance sheets resulting in a reduction of other assets and long-term debt of $3.2 million.  The Company also reclassified the January 30, 2016 condensed consolidated balance sheets resulting in a reduction of other assets and long-term debt of $1.5 million.  The Company also adopted ASU 2015-15 and elected to present the debt issuance costs related to the revolving credit agreement in other long term assets.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 30, 2016 and August 1, 2015

(Unaudited)

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share -Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 30, 2016 and August 1, 2015

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net income	$13,135	$6,352	$24,883	$13,013
Weighted average number of common shares outstanding – Basic	60,046	50,102	59,857	49,149
Dilutive impact of stock options and restricted stock units	2,312	1,955	2,256	1,652
Weighted average number of common shares outstanding - Diluted	62,358	52,057	62,113	50,801
Earnings per common share – Basic	$0.22	$0.13	$0.42	$0.26
Earnings per common share - Diluted	$0.21	$0.12	$0.40	$0.26

Weighted average stock option shares totaling 2,166 and 884,582 for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, and 157,559 and 702,526 for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(3)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	July 30, 2016	August 1, 2015	January 30, 2016
Accrued compensation and benefits	$8,147	$5,906	$10,775
Sales and use taxes	2,376	1,815	2,278
Accrued real estate related	2,876	1,967	2,659
Accrued insurance	3,239	2,820	2,605
Accrued advertising	2,420	1,723	3,519
Accrued freight	5,225	3,905	3,620
Other	9,455	8,981	10,117
	$33,738	$27,117	$35,573

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 30, 2016 and August 1, 2015

(Unaudited)

(4)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	July 30, 2016	August 1, 2015	January 30, 2016

Term loan, net	$196,064	$209,905	$198,385
Capital leases	197	56	66
Total debt	196,261	209,961	198,451
Less: current portion	(5,052)	(3,372)	(5,018)
Long-term debt	$191,209	$206,589	$193,433

On January 29, 2016, the Company completed a transaction, in which it refinanced its existing Senior Secured Credit Facility with the proceeds of the New Credit Facilities (as defined below).  The new credit facilities consist of a $200.0 million term loan (“New Term Loan”) and a $100.0 million revolving credit facility (“New Revolving Credit Facility”, and together with the New Term Loan, the “New Credit Facilities”) which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

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

Under the terms of the New Revolving Credit Facility, as of July 30, 2016, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of July 30, 2016, Ollie’s had $197.5 million of outstanding borrowings under the New Term Loan and no outstanding borrowings under the New Revolving Credit Facility, with $97.6 million of borrowing availability, letter of credit commitments of $2.2 million and $0.2 million of rent reserves.  The interest rate on the outstanding borrowings under the New Term Loan was 1.75% plus the 30-day Eurodollar Rate, or 2.25%.  The New Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

As of July 30, 2016, August 1, 2015, and January 30, 2016 the amounts outstanding under the term loan, are net of unamortized original issue discount of $0.1 million, $1.7 million and $0.1 million, respectively, and deferred financing fees of $1.3 million, $3.2 million and $1.5 million, respectively.

The New Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The Company was in compliance with all terms of the New Credit Facilities as of the thirteen and twenty-six weeks ended July 30, 2016.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 30, 2016 and August 1, 2015

(Unaudited)

The provisions of the New Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of July 30, 2016, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the New Credit Facilities, subject to certain exceptions.

(5)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen and twenty-six weeks ended July 30, 2016 were 36.0% and 37.5%, respectively.  The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2015 were 36.9% and 38.0%, respectively.

(6)	Commitments and Contingencies

The Company commenced 18 new store leases during the twenty-six weeks ended July 30, 2016.  The fully executed leases have initial terms typically between five to seven years with options to renew for two or three successive five-year periods.  The initial terms of these new store leases have future minimum lease payments totaling approximately $20.2 million.

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

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s board of directors (the “Board”) may grant stock options, restricted shares or other awards to employees, directors and consultants.  The 2015 Plan allows for the issuance of up to 5,250,000 shares.  Awards are made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board or the Company’s Compensation Committee of the Board.  The exercise price for stock options is determined equal to the fair value on the underlying stock on the date of grant.  The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year).  Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.  The Company uses authorized and unissued shares to satisfy share award exercises.  As of July 30, 2016, there were 4,104,689 shares available for grant under the 2015 Plan.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 30, 2016 and August 1, 2015

(Unaudited)

A summary of the Company’s stock option activity and related information for the twenty-six weeks ended July 30, 2016, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 30, 2016	6,991,825	$8.04
Granted	510,453	20.28
Forfeited	(85,832)	7.88
Exercised	(1,357,410)	6.77
Outstanding at July 30, 2016	6,059,036	9.35	7.2
Exercisable at July 30, 2016	2,637,425	7.36	6.6

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

The weighted average grant date fair value per option for options granted during the twenty-six weeks ended July 30, 2016 and August 1, 2015 was $6.45 and $5.02, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	July 30, 2016	August 1, 2015
Risk-free interest rate	1.72%	1.99%
Expected dividend yield	—	—
Expected term (years)	6.25 years	6.4 years
Expected volatility	28.52%	31.69%

Restricted Stock Units (“RSUs”)

During the twenty-six weeks ended July 30, 2016, the Company granted 136,840 RSUs related to its common stock to various employees and certain members of its Board under the 2015 Plan. Of those RSUs, 88,771 were granted to certain employees and vest in four equal annual installments beginning on the first anniversary of the grant date, provided the respective award recipient continues to be employed by the Company through each of those dates. Another 34,625 RSUs granted to certain employees vest in full upon the four-year anniversary of the date of grant, provided the respective award recipient continues to be employed by the Company through that date.  Finally, the 13,444 RSUs granted certain members of the Board vest in three equal annual installments beginning one year following the date of grant, provided that the Board member continues to serve of the Board through each of those dates. The grant date fair value of these awards totaled $2.8 million. The Company recognizes the expense relating to these awards on a straight-line basis over the service period of each award, commencing on the date of grant.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 30, 2016 and August 1, 2015

(Unaudited)

A summary of the Company’s RSU activity and related information for the twenty-six weeks ended July 30, 2016, is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 30, 2016	—	$-
Granted	136,840	20.32
Nonvested balance at July 30, 2016	136,840	20.32

Stock Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.7 million and $3.3 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively and $1.2 million and $2.3 million for the thirteen and twenty-six weeks ended August 1, 2015, respectively.

As of July 30, 2016, there was $16.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.4 years as of July 30, 2016. Compensation costs related to awards are recognized using the straight-line method.

(8)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s has made $0.6 million in rent payments to such related parties during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

During the twenty-six weeks ended July 30, 2016 and August 1, 2015, the Company paid approximately $0.1 million and $39,000 for the use of an airplane owned by a related party, respectively.

Index
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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2016” or “fiscal 2016” refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. The fiscal quarters or “second quarter” ended July 30, 2016 and August 1, 2015 refer to the thirteen weeks from May 1, 2016 to July 30, 2016 and from May 3, 2015 to August 1, 2015, respectively. Year-to-date periods ended July 30, 2016 and August 1, 2015 refer to the twenty-six weeks from January 31, 2016 to July 30, 2016 and February 1, 2015 to August 1, 2015, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, or by the inclusion of forecasts or projections, the outlook for the Company’s future business, prospects, financial performance, industry outlook and financial guidance. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our failure to adequately manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our ability to manage our inventory balances; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the loss of, or disruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; the risks associated with doing business with international manufacturers; changes in government regulations, procedures and requirements, the risk associated with the anticipated loss of our emerging growth company status; and our ability to service our indebtedness and to comply with our financial covenants together with the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Ollie’s undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

Index
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

Our Growth Strategy

Since 1982, when we were founded, we have grown organically, expanding into contiguous areas and backfilling in existing marketplaces.  Through this approach, we have leveraged our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer.  Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 216 stores located in 19 states as of July 30, 2016.

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

Index
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

Number of New Stores

The number of new stores reflects the number of stores opened during a particular reporting period.  Before we open new stores, we make initial investments in capital expenditures such as fixtures and equipment, which we amortize over time, inventory and we incur pre-opening expenses described below under “Pre-Opening Expenses.”

We expect to open between 28 and 32 new stores in fiscal year 2016, of which we opened 13 new stores in the twenty-six weeks ended July 30, 2016.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are typically between five to seven years with options to renew for two or three successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

Comparable Store Sales

Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year.  Comparable store sales consists of net sales from our stores beginning on the first day of the sixteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved.  Comparable store sales are impacted by the same factors that impact net sales. As of July 30, 2016 and August 1, 2015, there were 177 and 159 stores, respectively, in our comparable store base.  For the thirteen weeks ended July 30, 2016 and August 1, 2015 our comparable stores generated average net sales per store of $1.0 million and Adjusted EBTIDA margin of 17.0% and 15.5%, respectively.  For the twenty-six weeks ended July 30, 2016 and August 1, 2015 our comparable stores generated average net sales per store of $2.0 million and $1.9 million, respectively and Adjusted EBTIDA margin of 17.3% and 15.2%, respectively.

Index
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

Index
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

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes.  Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock based compensation expense, pre-opening expenses, non-cash purchase accounting items, and debt financing expenses and other expenses, which we do not consider representative of our ongoing operating performance.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations.”

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

Index
Our IPO and Other Transactions

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

On June 6, 2016, the Company completed a secondary offering of 12,152,800 shares of common stock.  In addition, on June 10, 2016, the underwriters exercised their option to purchase an additional 1,822,920 shares of the Company’s common stock from certain selling stockholders.  As a result 13,975,720 shares of common stock were sold by certain selling stockholders at a price of $25.00 per share in this secondary offering. The $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the thirteen and twenty-six weeks ended July 30, 2016.

Store Openings

During the thirteen weeks ended July 30, 2016, we opened eight new stores.  During the thirteen weeks ended August 1, 2015, we opened seven new stores and closed one store, respectively.  In connection with these store openings, we incurred pre-opening expenses of $2.0 million and $1.9 million for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively. During the twenty-six weeks ended July 30, 2016, we opened 13 new stores.  For the same period ended August 1, 2015, we opened 12 new stores and closed one store.  For the twenty-six weeks ended July 30, 2016 and August 1, 2015, we incurred pre-opening expenses of $3.3 million and $2.9 million in connection with these new store openings, respectively.

Distribution Center

In April 2014, we opened our second distribution center, located in Commerce, GA.  As of May 1, 2016 through April 30, 2017, we are entitled to occupy 699,840 square feet of the facility and are under a lease obligation to incrementally add square footage up to 962,280 square feet through November 2017.  We expect to make additional expenditures related to our utilization of this additional space in fiscal years 2016 through 2017.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index
	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$211,256	$181,933	$404,975	$344,403
Cost of sales	127,442	111,875	242,146	210,302
Gross profit	83,814	70,058	162,829	134,101
Selling, general and administrative expenses	57,737	49,575	112,546	95,446
Depreciation and amortization expenses	2,068	1,760	4,046	3,455
Pre-opening expenses	2,024	1,882	3,273	2,872
Operating income	21,985	16,841	42,964	32,328
Interest expense, net	1,471	4,423	3,135	8,997
Loss on extinguishment of debt	-	2,351	-	2,351
Income before income taxes	20,514	10,067	39,829	20,980
Income tax expense	7,379	3,715	14,946	7,967
Net income	$13,135	$6,352	$24,883	$13,013
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.3	61.5	59.8	61.1
Gross profit	39.7	38.5	40.2	38.9
Selling, general and administrative expenses	27.3	27.2	27.8	27.7
Depreciation and amortization expenses	1.0	1.0	1.0	1.0
Pre-opening expenses	1.0	1.0	0.8	0.8
Operating income	10.4	9.3	10.6	9.4
Interest expense, net	0.7	2.4	0.8	2.6
Loss on extinguishment of debt	—	1.3	—	0.7
Income before income taxes	9.7	5.5	9.8	6.1
Income tax expense	3.5	2.0	3.7	2.3
Net income	6.2%	3.5%	6.1%	3.8%
Select operating data:
Number of new stores	8	7	13	12
Number of store closings	—	(1)	—	(1)
Number of stores open at end of period	216	187	216	187
Average net sales per store (2)	$992	$986	$1,937	$1,899
Comparable stores sales change	3.5%	7.8%	4.7%	8.3%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	( dollars in thousands)
Net Income	$13,135	$6,352	$24,883	$13,013
Interest expense, net	1,471	4,423	3,135	8,997
Loss on extinguishment of debt	-	2,351	-	2,351
Depreciation and amortization expenses (1)	2,595	2,305	5,100	4,543
Income tax expense	7,379	3,715	14,946	7,967
EBITDA	24,580	19,146	48,064	36,871
Non-cash stock based compensation expense	1,727	1,209	3,272	2,296
Pre-opening expenses (2)	2,024	1,882	3,273	2,872
Non-cash purchase accounting items (3)	(41)	(81)	(90)	(167)
Transaction related expenses (4)	260	322	1,150	322
Adjusted EBITDA	$28,550	$22,478	$55,669	$42,194

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.
(2)	Represents expenses of opening new stores. For new stores, pre-opening expenses includes grand opening, advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs.
(3)	In September 2012 we were acquired by affiliates of CCMP Capital Advisors, LLP, along with certain members of management (the “CCMP Acquisition”). Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.
(4)	Represents professional services and expenses primarily related to the secondary offerings on February 18, 2016 and June 6, 2016.

Second Quarter 2016 Compared to Second Quarter 2015

Net Sales

Net sales increased to $211.3 million in the thirteen weeks ended July 30, 2016 from $181.9 million in the thirteen weeks ended August 1, 2015, an increase of $29.3 million, or 16.1%.  The increase was the result of a comparable store sales increase of $5.9 million, or 3.5% and a non-comparable store sales increase of $23.4 million.  The increase in non-comparable store sales was driven by sales from the 29 new stores opened, partially offset by one store closing since the end of the prior year second quarter ended August 1, 2015.

Comparable store sales increased 3.5% for the thirteen weeks ended July 30, 2016 compared to a 7.8% increase for the thirteen weeks ended August 1, 2015.  The increase in comparable store sales for the thirteen weeks ended July 30, 2016 was driven by strong sales in our health & beauty aids, food & candy, electronics, housewares and pets departments.

Cost of Sales

Cost of sales increased to $127.4 million in the thirteen weeks ended July 30, 2016 from $111.9 million in the thirteen weeks ended August 1, 2015, an increase of $15.6 million, or 13.9%.  The increase in cost of sales was primarily the result of increases in net sales volume.

Gross Profit and Gross Margin

Gross profit increased to $83.8 million in the thirteen weeks ended July 30, 2016 from $70.1 million in the thirteen weeks ended August 1, 2015, an increase of $13.8 million, or 19.6%.  Gross margin increased to 39.7% in the thirteen weeks ended July 30, 2016 from 38.5% for the thirteen weeks ended August 1, 2015, an increase of 116 basis points.  The increase in gross margin was primarily the result of lower distribution and transportation expenses as a percentage of net sales and slightly higher merchandise margins.

Index
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $57.7 million in the thirteen weeks ended July 30, 2016 from $49.6 million in the thirteen weeks ended August 1, 2015, an increase of $8.2 million, or 16.5%.

Included in SG&A expenses for the thirteen weeks ended July 30, 2016, was $0.3 million of transaction related expenses primarily from the Company’s secondary stock offering on June 6, 2016.  The $0.3 million of transaction expenses for the thirteen weeks ended August 1, 2015 were finance fees incurred related to the amendment of the credit facilities to pay an aggregate cash dividend of $48.8 million dollars to holders of outstanding common stock on May 27, 2015.  Excluding the $0.3 million of transaction related expenses, SG&A expenses increased 16.7% to $57.5 million and as a percent of net sales increased 14 basis points to 27.2%.  Other than the transaction related expenses, the increase in SG&A expenses was primarily driven by increased selling expenses related to new store growth and increased sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses. We also incurred additional expenses related to general and administrative infrastructure to support continued growth in the business and public company expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $2.0 million in the thirteen weeks ended July 30, 2016 from $1.9 million in the thirteen weeks ended August 1, 2015, an increase of $0.1 million. The increase in pre-opening expenses during the thirteen weeks ended July 30, 2016 was due to the timing of new store openings during the thirteen weeks ended July 30, 2016 when compared to the same period in the prior year.

Interest Expense, Net

Net interest expense decreased to $1.5 million in the thirteen weeks ended July 30, 2016 from $4.4 million in the thirteen weeks ended August 1, 2015, a decrease of $3.0 million, or 66.7%.  Proceeds from the IPO were used to reduce borrowings on the Term Loan Facility and Revolving Credit Facility, which primarily caused the decrease in interest expense for the thirteen weeks ended July 30, 2016 compared to the thirteen weeks ended August 1, 2015.  Also, the effective interest rate on our term loan and revolving credit facility decreased as a result of the Refinancing that occurred on January 29, 2016.

Income Tax Expense

Income tax expense for the thirteen weeks ended July 30, 2016 was $7.4 million compared to $3.7 million for the thirteen weeks ended August 1, 2015, an increase of $3.7 million, or 98.6%.  This increase in income tax expense was primarily the result of a $10.4 million increase in pre-tax income, partially offset by a decrease in our effective tax rate.

Net Income

As a result of the foregoing, net income increased to $13.1 million in the thirteen weeks ended July 30, 2016 from $6.4 million in the thirteen weeks ended August 1, 2015, an increase of $6.8 million or 106.8%.

Adjusted EBITDA

Adjusted EBITDA increased to $28.6 million for the thirteen weeks ended July 30, 2016 from $22.5 million for the thirteen weeks ended August 1, 2015, an increase of $6.1 million, or 27.0%.  The increase in Adjusted EBITDA for the thirteen weeks ended July 30, 2016 is primarily due to an increase in net sales which was driven by a 3.5% increase in comparable store sales and an increase in store count over the thirteen weeks ended August 1, 2015. Our gross margin increased by 116 basis points to improve our Adjusted EBITDA performance compared to the same period last year.

Twenty-six Weeks 2016 Compared to Twenty-six Weeks 2015

Net Sales

Net sales increased to $405.0 million in the twenty-six weeks ended July 30, 2016 from $344.4 million in the twenty-six weeks ended August 1, 2015, an increase of $60.6 million, or 17.6%.  The increase was the result of a comparable store sales increase of $15.2 million, or 4.7% and a non-comparable store sales increase of $45.3 million.  The increase in non-comparable store sales was driven by sales from the 29 new stores opened and one store closing since the end of the prior year second quarter ended August 1, 2015.

Index
Comparable store sales increased 4.7% for the twenty-six weeks ended July 30, 2016 compared to an 8.3% increase for the twenty-six weeks ended August 1, 2015.  The increase in comparable store sales for the twenty-six weeks ended July 30, 2016 was driven by strong sales in our food & candy, health & beauty aids, electronics, housewares and bed & bath departments.

Cost of Sales

Cost of sales increased to $242.1 million in the twenty-six weeks ended July 30, 2016 from $210.3 million in the twenty-six weeks ended August 1, 2015, an increase of $31.8 million, or 15.1%.  The increase in cost of sales was primarily the result of increases in net sales volume.

Gross Profit and Gross Margin

Gross profit increased to $162.8 million in the twenty-six weeks ended July 30, 2016 from $134.1 million in the twenty-six weeks ended August 1, 2015, an increase of $28.7 million, or 21.4%.  Gross margin increased to 40.2% in the twenty-six weeks ended July 30, 2016 from 38.9% for the twenty-six weeks ended August 1, 2015, an increase of 127 basis points.  The increase in gross margin was primarily the result of lower distribution and transportation expenses as a percentage of net sales and higher merchandise margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $112.5 million in the twenty-six weeks ended July 30, 2016 from $95.4 million in the twenty-six weeks ended August 1, 2015, an increase of $17.1 million, or 17.9%.

Included in SG&A expenses for the twenty-six of 2016 and 2015 were approximately $1.2 million and $0.3 million of transaction related expenses.  The transaction related expenses for the twenty-six weeks ended July 30, 2016 primarily consist of expense related the Company’s secondary stock offerings on February 18, 2016 and June 6, 2016.  The transaction expense for the twenty-six weeks ended August 1, 2015 were finance fees incurred related to the amendment of the credit facilities to pay an aggregate cash dividend of $48.8 million dollars to holders of outstanding common stock on May 27, 2015.  Excluding the $1.2 million and $0.3 million of transaction related expenses, SG&A expenses increased 17.1% to $111.4 million and as a percent of net sales decreased 11 basis points to 27.5%.  Other than the transaction related expenses, the increase in SG&A expenses was primarily driven by increased selling expenses related to new store growth and increased sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses. We also incurred additional expenses related to general and administrative infrastructure to support continued growth in the business and public company expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $3.3 million in the twenty-six weeks ended July 30, 2016 from $2.9 million in the twenty-six weeks ended August 1, 2015, an increase of $0.4 million. The increase in pre-opening expenses during the twenty-six weeks ended July 30, 2016 was due to the timing of new store openings during the twenty-six weeks ended July 30, 2016 when compared to the same period in the prior year.

Interest Expense, Net

Net interest expense decreased to $3.1 million in the twenty-six weeks ended July 30, 2016 from $9.0 million in the twenty-six weeks ended August 1, 2015, a decrease of $5.9 million, or 65.2%.  Proceeds from the IPO were used to reduce borrowings on the Term Loan Facility and Revolving Credit Facility, which primarily caused the decrease in interest expense for the twenty-six weeks ended July 30, 2016 compared to the twenty-six weeks ended August 1, 2015.  Also, the effective interest rate on our term loan and revolving credit facility decreased as a result of the Refinancing that occurred on January 29, 2016.

Income Tax Expense

Income tax expense for the twenty-six weeks ended July 30, 2016 was $14.9 million compared to $8.0 million for the twenty-six weeks ended August 1, 2015, an increase of $6.9 million, or 87.6%.  This increase in income tax expense was primarily the result of an $18.8 million increase in pre-tax income, partially offset by a decrease in our effective tax rate.

Index
Net Income

As a result of the foregoing, net income increased to $24.9 million in the twenty-six weeks ended July 30, 2016 from $13.0 million in the twenty-six weeks ended August 1, 2015, an increase of $11.9 million or 92.2%.

Adjusted EBITDA

Adjusted EBITDA increased to $55.7 million for the twenty-six weeks ended July 30, 2016 from $42.2 million for the twenty-six weeks ended August 1, 2015, an increase of $13.5 million, or 31.9%.  The increase in Adjusted EBITDA for the twenty-six weeks ended July 30, 2016 is primarily due to an increase in net sales which was driven by a 4.7% increase in comparable store sales and an increase in store count over the twenty-six weeks ended August 1, 2015. Our gross margin increased by 127 basis points to improve our Adjusted EBITDA performance compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our New Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  Under our $100.0 million New Revolving Credit Facility we had we had $97.6 million of available borrowings, $30.7 million of cash and cash equivalents on hand, and $197.5 million of outstanding borrowings under our New Term Loan as of July 30, 2016.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  For the twenty-six weeks ended July 30, 2016 we have spent $10.0 million for capital expenditures compared to $6.0 million for the twenty-six weeks ended August 1, 2015. We expect to fund capital expenditures from net cash provided by operating activities. We opened 13 new stores during twenty-six weeks ended July 30, 2016 and expect to open a total of between 28 and 32 new stores during fiscal year 2016. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology in fiscal year 2016.

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

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six weeks ended
	July 30, 2016	August 1, 2015
	(in thousands)
Net cash used in operating activities	$(1,686)	$(17,155)
Net cash used in investing activities	(9,982)	(6,001)
Net cash provided by financing activities	12,141	1,986
Net increase (decrease) in cash and cash equivalents	$473	$(21,170)

Cash Used In Operating Activities

Net cash used in operating activities for twenty-six weeks ended July 30, 2016 was $1.7 million compared to $17.2 million for the twenty-six weeks ended August 1, 2015.  The decrease in net cash used in operating activities for the twenty-six weeks ended July 30, 2016 was primarily due to increases in net income and changes in certain working capital accounts including timing of account payable payments.

Cash Used in Investing Activities

Net cash used in investing activities for the twenty-six weeks ended July 30, 2016 was $10.0 million, an increase of $4.8 million compared to the twenty-six weeks ended August 1, 2015. The increase in cash used in investing activities relates to the timing of new store openings and a purchase of one of our store locations.

Cash Provided By Financing Activities

Net cash provided by financing activities for the twenty-six weeks ended July 30, 2016 was $12.1 million compared to $2.0 million for the twenty-six weeks ended August 1, 2015.  The increase for the twenty-six weeks ended July 30, 2016 net cash flows provided by financing activities was primarily related to proceeds received from the exercise of stock options in connection with the secondary offering during the first quarter of fiscal 2016.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than those which occur in the ordinary course of business.

During the twenty-six weeks ended July 30, 2016, 18 new store leases commenced.  The fully executed leases have initial terms typically between five to seven years with options to renew for two or three successive five-year periods which have future minimum lease payments which total approximately $20.2 million.

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

Index
Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and disclosure of contingent assets and liabilities. There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K.

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies.  As of July 30, 2016, the market value of our common stock that was held by non-affiliates exceeded $700.0 million and, therefore, we will no longer qualify as an “emerging growth company” commencing January 28, 2017.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1(f) to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of July 30, 2016, we had no outstanding borrowings under our revolving credit facility and $197.5 million under the New Term Loan Facility. The impact of a 1.0% rate change on the outstanding balance of the New Term Loan as of July 30, 2016 would be approximately $2.0 million.

As of July 30, 2016, other than as set out in Item 1A below, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K filed with the SEC on April 11, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements.  This requirement will apply at the time of our Annual Report on Form 10-K for the year ending January 28, 2017, as the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the last business day of the most recently completed second quarter and we will meet the definition of large accelerated filer.  Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for fiscal year 2017, as we will no longer be an “emerging growth company”.  While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Index
Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the twenty-six weeks ended July 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Commencing January 28, 2017 we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply.

We currently are an “emerging growth company,” or EGC, as defined in the JOBS Act. As of July 30, 2016, the market value of our common stock that was held by non-affiliates exceeded $700 million and, therefore, we will no longer qualify for such status commencing January 28, 2017.  As a large accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an EGC, beginning with our Annual Report on Form10-K filed for the fiscal year ending January 28, 2017. These requirements include, but are not limited to:

•	being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act;
•	being required to comply with any requirement that may be adopted by the Public Company Oversight Board regarding mandatory audit firm rotation or supplement to the auditor’s report providing additional information about the audit and the financial statements; and
•	disclosure obligations regarding executive compensation.

Index
In addition, we will no longer be able to take advantage of an extended transition period for complying with new or revised accounting standards.

We incur increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.

As a public company we incur, and particularly commencing January 28, 2017, when we will no longer be an EGC, we expect to incur further, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, which we expect to include with our annual report for the fiscal year ending January 28, 2017. To achieve compliance with Section 404 within the prescribed period, we are now and will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index
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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: September 1, 2016	/s/John Swygert

John Swygert
Executive Vice President and Chief Financial Officer