Form 10-Q
period 2016-10-29
Ollie's Bargain Outlet Holdings, Inc.
filed 2016-12-09
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 8, 2016 was 60,610,487.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	October 29, 2016	October 31, 2015	January 30, 2016
Current assets:
Cash and cash equivalents	$35,961	$3,960	$30,259
Inventories	240,767	212,581	190,608
Accounts receivable	283	418	183
Deferred income taxes	-	4,559	-
Prepaid expenses and other assets	5,363	6,771	2,756
Total current assets	282,374	228,289	223,806
Property and equipment, net of accumulated depreciation of $35,600, $25,924 and $28,270, respectively	46,890	38,726	39,292
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,543, $1,196 and $1,259, respectively	233,070	233,291	233,354
Other assets	2,400	2,175	2,520
Total assets	$1,009,584	$947,331	$943,822
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,091	$3,367	$5,018
Accounts payable	58,011	50,995	52,075
Income taxes payable	-	-	4,102
Accrued expenses	43,211	31,321	35,573
Total current liabilities	106,313	85,683	96,768
Revolving credit facility	-	18,054	-
Long-term debt	190,105	206,070	193,433
Deferred income taxes	85,982	91,673	87,171
Other long-term liabilities	5,332	4,099	4,501
Total liabilities	387,732	405,579	381,873
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued		-	-
Common stock - 500,000 shares authorized at $0.001 par value; 60,529, 58,522, and 58,807 shares issued, respectively	61	59	59
Additional paid-in capital	560,872	532,182	536,315
Retained earnings	61,005	9,597	25,661
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)
Total stockholders’ equity	621,852	541,752	561,949
Total liabilities and stockholders’ equity	$1,009,584	$947,331	$943,822

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$201,985	$174,565	$606,960	$518,968
Cost of sales	117,795	104,641	359,941	314,943
Gross profit	84,190	69,924	247,019	204,025
Selling, general and administrative expenses	60,522	51,796	173,068	147,242
Depreciation and amortization expenses	2,142	1,810	6,188	5,265
Pre-opening expenses	2,879	2,380	6,152	5,252
Operating income	18,647	13,938	61,611	46,266
Interest expense, net	1,405	3,289	4,540	12,286
Loss on extinguishment of debt	-	-	-	2,351
Income before income taxes	17,242	10,649	57,071	31,629
Income tax expense	6,781	3,887	21,727	11,854
Net income	$10,461	$6,762	$35,344	$19,775
Earnings per common share:
Basic	$0.17	$0.12	$0.59	$0.38
Diluted	$0.17	$0.11	$0.57	$0.37
Weighted average common shares outstanding:
Basic	60,301	58,478	60,005	52,259
Diluted	62,515	60,704	62,247	54,102

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Common stock – Class A		Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2015	48,203	$48	-	$-	(3)	$(29)	$393,078	$23,738	$416,835
Stock-based compensation expense	-	-	-	-	-	-	3,667	-	3,667
Proceeds from stock options exercised	5	-	50	1	-	-	356	-	357
Excess tax benefit related to exercises of stock options							217		217
Coversion of Class A and Class B common stock to a single class of common stock	(48,208)	(48)	48,208	48	-	-	-	-	-
Proceeds from issuance of common stock, net of expenses	-	-	10,264	10	-	-	149,796	-	149,806
Dividend paid ($1.01 per share)	-	-	-	-	-	-	(14,932)	(33,916)	(48,848)
Purchase of treasury stock	-	-	-	-	(6)	(57)	-	-	(57)
Net income	-	-	-	-	-	-	-	19,775	19,775
Balance as of October 31, 2015	-	$-	58,522	$59	(9)	$(86)	$532,182	$9,597	$541,752

Balance as of January 30, 2016	-	$-	58,807	$59	(9)	$(86)	$536,315	$25,661	$561,949
Stock-based compensation expense	-	-	-	-	-	-	4,979	-	4,979
Proceeds from stock options exercised	-	-	1,722	2	-	-	11,744	-	11,746
Excess tax benefit related to exercises of stock options	-	-	-	-	-	-	7,834	-	7,834
Net income	-	-	-	-	-	-	-	35,344	35,344
Balance as of October 29, 2016	-	$-	60,529	$61	(9)	$(86)	$560,872	$61,005	$621,852

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-nine weeks ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$35,344	$19,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,486	6,567
Amortization of debt issuance costs	562	1,041
Amortization of original issue discount	18	365
Loss on extinguishment of debt	-	2,351
Amortization of intangibles	284	334
Deferred income tax benefit	(1,189)	(1,976)
Deferred rent expense	1,129	1,540
Stock-based compensation expense	4,979	3,667
Excess tax benefit related to exercises of stock options	(7,834)	(217)
Changes in operating assets and liabilities:
Inventories	(50,159)	(42,709)
Accounts receivable	(100)	(100)
Prepaid expenses and other assets	(2,799)	(4,401)
Accounts payable	5,214	93
Income taxes payable	3,732	(5,040)
Accrued expenses and other liabilities	7,494	3,327
Net cash provided by (used in) operating activities	4,161	(15,383)
Cash flows from investing activities:
Purchases of property and equipment	(14,233)	(10,917)
Proceeds from sale of property and equipment	15	23
Net cash used in investing activities	(14,218)	(10,894)
Cash flows from financing activities:
Borrowings on revolving credit facility	641,199	614,126
Repayments on revolving credit facility	(641,199)	(596,072)
Repayments on term loan and capital leases	(3,821)	(110,092)
Proceeds from issuance of common stock, net of expenses	-	149,806
Proceeds from stock option exercises	11,746	357
Excess tax benefit related to exercises of stock options	7,834	217
Payment of debt issuance cost	-	(1,152)
Payment of dividend	-	(48,848)
Purchase of treasury stock	-	(57)
Net cash provided by financing activities	15,759	8,285
Net increase (decrease) in cash and cash equivalents	5,702	(17,992)
Cash and cash equivalents at the beginning of the period	30,259	21,952
Cash and cash equivalents at the end of the period	$35,961	$3,960
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,976	$10,800
Income taxes	$21,039	$18,882
Non-cash investing activities:
Accrued purchases of property and equipment	$969	$841

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 29, 2016 and October 31, 2015

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

Since the first store opened in 1982, the Company has grown to 232 Ollie’s Bargain Outlet retail locations as of October 29, 2016. Ollie’s Bargain Outlet retail locations are located in 19 states (Alabama, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia) as of October 29, 2016.

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

Secondary Offerings

On February 18, 2016, the Company completed a secondary offering of 7,873,063 shares of common stock, of which 1,152,500 shares were sold by certain directors, officers and employees upon the exercise of stock options in connection with the offering. In addition, on February 19, 2016, the underwriters exercised their option to purchase an additional 1,180,959 shares of the Company’s common stock from certain selling stockholders.  As a result 9,054,022 shares of common stock were sold by certain selling stockholders at a price of $19.75 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering, except for $7.5 million of proceeds from the exercise of stock options. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with the secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the thirty-nine weeks ended October 29, 2016.

On June 6, 2016, the Company completed a secondary offering of 12,152,800 shares of common stock.  In addition, on June 10, 2016, the underwriters exercised their option to purchase an additional 1,822,920 shares of the Company’s common stock from certain selling stockholders.  As a result 13,975,720 shares of common stock were sold by certain selling stockholders at a price of $25.00 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the thirty-nine weeks ended October 29, 2016.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 29, 2016 and October 31, 2015

(Unaudited)

On September 6, 2016, the Company completed a secondary offering of 13,725,798 shares of common stock.  The shares were sold by certain selling stockholders at a price of $26.07 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the thirteen and thirty-nine weeks ended October 29, 2016.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearest to January 31st. References to the fiscal year ended January 30, 2016 refer to the period from February 1, 2015 to January 30, 2016. The fiscal quarters ended October 29, 2016 and October 31, 2015 refer to the thirteen weeks from July 31, 2016 to October 29, 2016 and from August 2, 2015 to October 31, 2015, respectively. The year-to-date periods ended October 29, 2016 and October 31, 2015 refer to the thirty-nine weeks from January 31, 2016 to October 29, 2016 and February 1, 2015 to October 31, 2015, respectively.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for all periods presented. The condensed consolidated balance sheets as of October 29, 2016 and October 31, 2015, the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, and the condensed consolidated statements of stockholders’ equity and cash flows for the thirty-nine weeks ended October 29, 2016 and October 31, 2015 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for the year ending January 28, 2017 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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

October 29, 2016 and October 31, 2015

(Unaudited)

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

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The new guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which was issued to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company has applied the guidance in ASU 2015-03 effective on April 30, 2016 and retroactively to the prior periods presented in the condensed consolidated balance sheets.  As a result, the Company reclassified the October 31, 2015 condensed consolidated balance sheets resulting in a reduction of other assets and long-term debt of $3.0 million.  The Company also reclassified the January 30, 2016 condensed consolidated balance sheets resulting in a reduction of other assets and long-term debt of $1.5 million.  The Company also adopted ASU 2015-15 and elected to present the debt issuance costs related to the revolving credit agreement in other long term assets.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 29, 2016 and October 31, 2015

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.  However, the update may add volatility to our income tax expense in future periods depending upon, among other things, the level of tax expense and the price of the Company’s common stock at the date of vesting for share-based awards.

(g)	Reclassification

Certain prior-year amounts have been reclassified to conform to current-year presentation.

(2)	Earnings per Common Share

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 29, 2016 and October 31, 2015

(Unaudited)

The following table summarizes those effects for the diluted net income per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$10,461	$6,762	$35,344	$19,775
Weighted average number of common shares outstanding – Basic	60,301	58,478	60,005	52,259
Dilutive impact of stock options and restricted stock units	2,214	2,226	2,242	1,843
Weighted average number of common shares outstanding - Diluted	62,515	60,704	62,247	54,102
Earnings per common share – Basic	$0.17	$0.12	$0.59	$0.38
Earnings per common share - Diluted	$0.17	$0.11	$0.57	$0.37

Weighted average stock option shares totaling 3,736 and 578,890 for the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, and 106,284 and 661,314 for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(3)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	October 29, 2016	October 31, 2015	January 30, 2016
Accrued compensation and benefits	$12,622	$9,350	$10,775
Sales and use taxes	3,319	2,538	2,278
Accrued real estate related	3,191	2,271	2,659
Accrued insurance	3,318	3,091	2,605
Accrued advertising	3,946	2,811	3,519
Accrued freight	6,690	3,428	3,620
Other	10,125	7,832	10,117
	$43,211	$31,321	$35,573

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 29, 2016 and October 31, 2015

(Unaudited)

(4)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	October 29, 2016	October 31, 2015	January 30, 2016

Term loan, net	$194,903	$209,367	$198,385
Capital leases	293	70	66
Total debt	195,196	209,437	198,451
Less: current portion	(5,091)	(3,367)	(5,018)
Long-term debt	$190,105	$206,070	$193,433

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

Under the terms of the New Revolving Credit Facility, as of October 29, 2016 the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of October 29, 2016, Ollie’s had $196.3 million of outstanding borrowings under the New Term Loan and no outstanding borrowings under the New Revolving Credit Facility, with $98.3 million of borrowing availability, letter of credit commitments of $1.5 million and $0.2 million of rent reserves.  The interest rate on the outstanding borrowings under the New Term Loan was 1.75% plus the 30-day Eurodollar Rate, or 2.28%.  The New Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

As of October 29, 2016, October 31, 2015, and January 30, 2016 the amounts outstanding under the term loan, are net of unamortized original issue discount of $0.1 million, $1.6 million and $0.1 million, respectively, and deferred financing fees of $1.3 million, $3.0 million and $1.5 million, respectively.

The New Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The Company was in compliance with all terms of the New Credit Facilities during the thirteen and thirty-nine weeks ended October 29, 2016.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 29, 2016 and October 31, 2015

(Unaudited)

The provisions of the New Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of October 29, 2016, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the New Credit Facilities, subject to certain exceptions.

(5)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 were 39.3% and 38.1%, respectively.  The effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2015 were 36.5% and 37.5%, respectively.  The effective tax rate was lower in the prior fiscal periods primarily as a result of a discrete tax benefit related to the impact from the finalization of employment-based tax credits.

(6)	Commitments and Contingencies

The Company commenced 31 new store leases during the thirty-nine weeks ended October 29, 2016.  The fully executed leases have initial terms typically between five to seven years with options to renew for two or three successive five-year periods.  The initial terms of these new store leases have future minimum lease payments totaling approximately $34.9 million.

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

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s board of directors (the “Board”) may grant stock options, restricted shares or other awards to employees, directors and consultants.  The 2015 Plan allows for the issuance of up to 5,250,000 shares.  Awards are made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board or the compensation committee of the Board.  The exercise price for stock options is determined equal to the fair value on the underlying stock on the date of grant.  The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year).  Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.  The Company uses authorized and unissued shares to satisfy share award exercises.  As of October 29, 2016, there were 4,142,897 shares available for grant under the 2015 Plan.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 29, 2016 and October 31, 2015

(Unaudited)

A summary of the Company’s stock option activity and related information for the thirty-nine weeks ended October 29, 2016, is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 30, 2016	6,991,825	$8.04
Granted	511,845	20.29
Forfeited	(125,131)	8.24
Exercised	(1,721,890)	6.82
Outstanding at October 29, 2016	5,656,649	9.51	7.0
Exercisable at October 29, 2016	3,053,272	7.23	6.3

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

The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended October 29, 2016 and October 31, 2015 was $6.45 and $5.03, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirty-nine weeks ended
	October 29, 2016	October 31, 2015
Risk-free interest rate	1.72%	1.99%
Expected dividend yield	—	—
Expected term (years)	6.25 years	6.4 years
Expected volatility	28.52%	31.67%

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 29, 2016 and October 31, 2015

(Unaudited)

Restricted Stock Units (“RSUs”)

A summary of the Company’s restricted stock units (“RSUs”) activity and related information for the thirty-nine weeks ended October 29, 2016, is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 30, 2016	—	$-
Granted	137,279	20.34
Forfeited	(740)	20.26
Nonvested balance at October 29, 2016	136,539	20.34

Stock Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.7 million and $5.0 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively and $1.4 million and $3.7 million for the thirteen and thirty-nine weeks ended October 31, 2015, respectively.

As of October 29, 2016 there was $14.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.4 years as of October 29, 2016. Compensation costs related to awards are recognized using the straight-line method.

(8)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s has made $0.9 million in rent payments to such related parties during each of the thirty-nine weeks ended October 29, 2016 and October 31, 2015.

During each of the thirty-nine weeks ended October 29, 2016 and October 31, 2015, the Company paid approximately $0.1 million for the use of an airplane owned by a related party.

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2016” or “fiscal 2016” refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. References to "fiscal year 2015" or "fiscal 2015" refer to the period from February 1, 2015 to January 30, 2016 and consists of a 52-week fiscal year. The fiscal quarters or “third quarter” ended October 29, 2016 and October 31, 2015 refer to the thirteen weeks from July 31, 2016 to October 29, 2016 and from August 2, 2015 to October 31, 2015, respectively. Year-to-date periods ended October 29, 2016 and October 31, 2015 refer to the thirty-nine weeks from January 31, 2016 to October 29, 2016 and February 1, 2015 to October 31, 2015, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, or by the inclusion of forecasts or projections, the outlook for the Company’s future business, prospects, financial performance, industry outlook and financial guidance. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our failure to adequately manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our ability to manage our inventory balances; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the loss of, or disruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; the risks associated with doing business with international manufacturers; changes in government regulations, procedures and requirements, the risk associated with the anticipated loss of our emerging growth company status; and our ability to service our indebtedness and to comply with our financial covenants together with the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Ollie’s undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

Index
Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices.  Known for our assortment of products offered as Good Stuff Cheap® we offer customers a broad selection of brand name products, including housewares, food, books and stationery, bed and bath, floor coverings, toys and hardware.  Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns.

Our Growth Strategy

Since 1982, when we were founded, we have grown organically, expanding into contiguous areas and backfilling in existing marketplaces.  Through this approach, we have leveraged our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer.  Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 232 stores located in 19 states as of October 29, 2016.

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

Index
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

We have opened 31 new stores in fiscal year 2016, of which we opened 29 new stores during the thirty-nine weeks ended October 29, 2016.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are typically between five to seven years with options to renew for two or three successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

Index
We define comparable stores to be stores that:

•	have been remodeled while remaining open;

•	are closed for five or fewer days in any fiscal month;

•	are closed temporarily and relocated within their respective trade areas; and

•	have expanded, but are not significantly different in size, within their current locations.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) are comprised of payroll and benefits for store, field support and support center associates.  SG&A also include marketing and advertising, occupancy, utilities, supplies, credit card processing fees, insurance and professional services. The components of our SG&A remain relatively consistent per store and for each new store opening. Consolidated SG&A generally increase as we grow our store base and as our net sales increase. A significant portion of our expenses is primarily fixed in nature, and we expect to continue to maintain strict discipline while carefully monitoring SG&A as a percentage of net sales.

The components of our SG&A may not be comparable to the components of similar measures of other retailers.  We expect that our SG&A will increase in future periods with future growth and in part due to additional legal, accounting, insurance, and other expenses as a result of being a public company, including compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations.

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

Index
Operating Income

Operating income is gross profit less SG&A, depreciation and amortization and pre-opening expenses.  Operating income excludes interest expense, net and income tax expense.  We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance.  EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.  We use Adjusted EBITDA to supplement U.S. generally accepted accounting principles (“GAAP”) measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to evaluate our performance in connection with compensation decisions and to compare our performance against that of other peer companies using similar measures.  Management believes it is useful to investors and analyst to evaluate these non-GAAP measures on the same basis as management uses to evaluate the Company’s operating results.  We believe that excluding items that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, from operating income, net income and net income per diluted share, enhance the comparability of our results and provides a better baseline for analyzing trends in our business.

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes.  Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock based compensation expense, non-cash purchase accounting items, and transaction related expenses, which we do not consider representative of our ongoing operating performance.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations.”

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

On January 29, 2016, we completed a transaction, (“Refinancing”) in which we refinanced the Senior Secured Credit Facilities with the proceeds of the New Credit Facilities (as defined below).  The new credit facilities consist of a $200.0 million term loan (“New Term Loan”) and $100.0 million revolving credit facility (“New Revolving Credit Facility,” and together with the New Term Loan, the “New Credit Facilities”) which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. We incurred various arrangement fees and legal fees totaling $2.1 million in connection with the Refinancing, of which $2.0 million was recorded as deferred financing fees and $0.1 million was recognized as SG&A on the date of the Refinancing.

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

On February 18, 2016, the Company completed a secondary offering of 7,873,063 shares of common stock, of which 1,152,500 shares were sold by certain directors, officers and employees upon the exercise of stock options in connection with the offering. In addition, on February 19, 2016, the underwriters exercised their option to purchase an additional 1,180,959 shares of the Company’s common stock from certain selling stockholders.  As a result 9,054,022 shares of common stock were sold by selling stockholders at a price of $19.75 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering, except for $7.5 million of proceeds from the exercise of stock options. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with the secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the thirty-nine weeks ended October 29, 2016.

On June 6, 2016, the Company completed a secondary offering of 12,152,800 shares of common stock.  In addition, on June 10, 2016, the underwriters exercised their option to purchase an additional 1,822,920 shares of the Company’s common stock from certain selling stockholders.  As a result 13,975,720 shares of common stock were sold by certain selling stockholders at a price of $25.00 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the thirty-nine weeks ended October 29, 2016.

On September 6, 2016, the Company completed a secondary offering of 13,725,798 shares of common stock.  The shares were sold by certain selling stockholders at a price of $26.07 per share. The Company did not sell any shares in or receive any proceeds from this secondary offering. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the thirteen and thirty-nine weeks ended October 29, 2016.

Store Openings

During the thirteen weeks ended October 29, 2016, we opened 16 new stores.  During the thirteen weeks ended October 31, 2015, we opened 13 new stores. In connection with these store openings, we incurred pre-opening expenses of $2.9 million and $2.4 million for the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively. During the thirty-nine weeks ended October 29, 2016, we opened 29 new stores.  For the comparable period ended October 31, 2015, we opened 25 new stores and closed one store.  For the thirty-nine weeks ended October 29, 2016 and October 31, 2015, we incurred pre-opening expenses of $6.2 million and $5.3 million in connection with these new store openings, respectively.

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

We derived the consolidated statements of income for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index
	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$201,985	$174,565	$606,960	$518,968
Cost of sales	117,795	104,641	359,941	314,943
Gross profit	84,190	69,924	247,019	204,025
Selling, general and administrative expenses	60,522	51,796	173,068	147,242
Depreciation and amortization expenses	2,142	1,810	6,188	5,265
Pre-opening expenses	2,879	2,380	6,152	5,252
Operating income	18,647	13,938	61,611	46,266
Interest expense, net	1,405	3,289	4,540	12,286
Loss on extinguishment of debt	-	-	-	2,351
Income before income taxes	17,242	10,649	57,071	31,629
Income tax expense	6,781	3,887	21,727	11,854
Net income	$10,461	$6,762	$35,344	$19,775
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.3	59.9	59.3	60.7
Gross profit	41.7	40.1	40.7	39.3
Selling, general and administrative expenses	30.0	29.7	28.5	28.4
Depreciation and amortization expenses	1.1	1.0	1.0	1.0
Pre-opening expenses	1.4	1.4	1.0	1.0
Operating income	9.2	8.0	10.2	8.9
Interest expense, net	0.7	1.9	0.7	2.4
Loss on extinguishment of debt	—	—	—	0.5
Income before income taxes	8.5	6.1	9.4	6.1
Income tax expense	3.4	2.2	3.6	2.3
Net income	5.2%	3.9%	5.8%	3.8%
Select operating data:
New store openings	16	13	29	25
Store closings	—	—	—	(1)
Number of stores open at end of period	232	200	232	200
Average net sales per store (2)	$903	$904	$2,839	$2,802
Comparable stores sales change	1.8%	3.2%	3.7%	6.5%

(1)	Components may not add to totals due to rounding.

(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	( dollars in thousands)
Net Income	$10,461	$6,762	$35,344	$19,775
Interest expense, net	1,405	3,289	4,540	12,286
Loss on extinguishment of debt	-	-	-	2,351
Depreciation and amortization expenses (1)	2,669	2,358	7,770	6,901
Income tax expense	6,781	3,887	21,727	11,854
EBITDA	21,316	16,296	69,381	53,167
Non-cash stock based compensation expense	1,707	1,372	4,979	3,667
Non-cash purchase accounting items (2)	(22)	(65)	(112)	(232)
Transaction related expenses (3)	586	-	1,736	322
Adjusted EBITDA	$23,587	$17,603	$75,984	$56,924

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.

(2)
In September 2012 we were acquired by affiliates of CCMP Capital Advisors, LLP, along with certain members of management (the “CCMP Acquisition”).  Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.

(3)	Represents professional services and expenses primarily related to the secondary offerings on February 18, 2016, June 6, 2016 and September 6, 2016.

Third Quarter 2016 Compared to Third Quarter 2015

Net Sales

Net sales increased to $202.0 million in the thirteen weeks ended October 29, 2016 from $174.6 million in the thirteen weeks ended October 31, 2015, an increase of $27.4 million, or 15.7%.  The increase was the result of a comparable store sales increase of $2.9 million, or 1.8% and a non-comparable store sales increase of $24.5 million.  The increase in non-comparable store sales was driven by sales from the 16 new stores opened during the thirteen weeks ended October 29, 2016 compared to 13 new stores opened for the thirteen weeks ended October 31, 2015.

Comparable store sales increased 1.8% for the thirteen weeks ended October 29, 2016 compared to a 3.2% increase for the thirteen weeks ended October 31, 2015.  The increase in comparable store sales for the thirteen weeks ended October 29, 2016 was driven by strong sales in our health & beauty aids, electronic accessories, seasonal and pets departments.

Cost of Sales

Cost of sales increased to $117.8 million in the thirteen weeks ended October 29, 2016 from $104.6 million in the thirteen weeks ended October 31, 2015, an increase of $13.2 million, or 12.6%.  The increase in cost of sales was primarily the result of increases in net sales volume.

Gross Profit and Gross Margin

Gross profit increased to $84.2 million in the thirteen weeks ended October 29, 2016 from $69.9 million in the thirteen weeks ended October 31, 2015, an increase of $14.3 million, or 20.4%.  Gross margin increased to 41.7% in the thirteen weeks ended October 29, 2016 from 40.1% for the thirteen weeks ended October 31, 2015, an increase of 160 basis points.  The increase in gross margin was due to lower distribution and transportation expenses as a percentage of net sales, primarily due to lower fuel costs and import container rates.

Index
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $60.5 million in the thirteen weeks ended October 29, 2016 from $51.8 million in the thirteen weeks ended October 31, 2015, an increase of $8.7 million, or 16.8%.

Included in SG&A expenses for the thirteen weeks ended October 29, 2016, was $0.6 million of transaction related expenses primarily from the Company’s secondary stock offering on September 6, 2016.  Excluding the $0.6 million of transaction related expenses, SG&A expenses increased 15.7% to $59.9 million and as a percent of net sales remained consistent year over year at 29.7%.  Other than the transaction related expenses, the increase in SG&A expenses was primarily driven by increased selling expenses related to new store growth and increased sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs and other store related expenses. We also incurred additional expenses related to general and administrative infrastructure to support continued growth in the business and public company expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $2.9 million in the thirteen weeks ended October 29, 2016 from $2.4 million in the thirteen weeks ended October 31, 2015, an increase of $0.5 million. The increase in pre-opening expenses during the thirteen weeks ended October 29, 2016 was due to the timing and number of new store openings during the thirteen weeks ended October 29, 2016 when compared to the same period in the prior year.

Interest Expense, Net

Net interest expense decreased to $1.4 million in the thirteen weeks ended October 29, 2016 from $3.3 million in the thirteen weeks ended October 31, 2015, a decrease of $1.9 million, or 57.3%.  Proceeds from the IPO were used to reduce borrowings on the Term Loan Facility and Revolving Credit Facility, which primarily caused the decrease in interest expense for the thirteen weeks ended October 29, 2016 compared to the thirteen weeks ended October 31, 2015.  Also, the effective interest rate on our term loan and revolving credit facility decreased as a result of the Refinancing that occurred on January 29, 2016.

Income Tax Expense

Income tax expense for the thirteen weeks ended October 29, 2016 was $6.8 million compared to $3.9 million for the thirteen weeks ended October 31, 2015, an increase of $2.9 million, or 74.5%.  This increase in income tax expense was primarily the result of a $6.6 million increase in pre-tax income and an increase in our effective tax rate.  The effective tax rate was lower in the prior fiscal periods primarily as a result of a discrete tax benefit related to the impact from the finalization of employment-based tax credits.

Net Income

As a result of the foregoing, net income increased to $10.5 million in the thirteen weeks ended October 29, 2016 from $6.8 million in the thirteen weeks ended October 31, 2015, an increase of $3.7 million or 54.7%.

Adjusted EBITDA

Adjusted EBITDA increased to $23.6 million for the thirteen weeks ended October 29, 2016 from $17.6 million for the thirteen weeks ended October 31, 2015, an increase of $6.0 million, or 34.0%.  The increase in Adjusted EBITDA for the thirteen weeks ended October 29, 2016 is primarily due to an increase in net sales which was driven by a 1.8% increase in comparable store sales and an increase in store count over the thirteen weeks ended October 31, 2015. Our gross margin increased by 160 basis points to improve our Adjusted EBITDA performance compared to the same period last year.

Thirty-Nine Weeks 2016 Compared to Thirty-Nine Weeks 2015

Net Sales

Net sales increased to $607.0 million in the thirty-nine weeks ended October 29, 2016 from $519.0 million in the thirty-nine weeks ended October 31, 2015, an increase of $88.0 million, or 17.0%.  The increase was the result of a comparable store sales increase of $18.2 million, or 3.7% and a non-comparable store sales increase of $69.8 million.  The increase in non-comparable store sales was driven by sales from the 32 new stores opened since the end of the prior year third quarter ended October 31, 2015.

Index
Comparable store sales increased 3.7% for the thirty-nine weeks ended October 29, 2016 compared to a 6.5% increase for the thirty-nine weeks ended October 31, 2015.  The increase in comparable store sales for the thirty-nine weeks ended October 29, 2016 was driven by strong sales in our health & beauty aids, electronic accessories, food & candy, bed & bath, and seasonal departments.

Cost of Sales

Cost of sales increased to $359.9 million in the thirty-nine weeks ended October 29, 2016 from $314.9 million in the thirty-nine weeks ended October 31, 2015, an increase of $45.0 million, or 14.3%.  The increase in cost of sales was primarily the result of increases in net sales volume.

Gross Profit and Gross Margin

Gross profit increased to $247.0 million in the thirty-nine weeks ended October 29, 2016 from $204.0 million in the thirty-nine weeks ended October 31, 2015, an increase of $43.0 million, or 21.1%.  Gross margin increased to 40.7% in the thirty-nine weeks ended October 29, 2016 from 39.3% for the thirty-nine weeks ended October 31, 2015, an increase of 140 basis points.  The increase in gross margin was primarily the result of lower distribution and transportation expenses as a percentage of net sales as a result of lower fuel prices, lower import container rates, and slightly higher merchandise margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $173.1 million in the thirty-nine weeks ended October 29, 2016 from $147.2 million in the thirty-nine weeks ended October 31, 2015, an increase of $25.8 million, or 17.5%.

Included in SG&A expenses for the thirty-nine weeks ended October 29, 2016 and October 31, 2015 were approximately $1.7 million and $0.3 million of transaction related expenses, respectively.  The transaction related expenses for the thirty-nine weeks ended October 29, 2016 primarily consist of expense related to the Company’s secondary stock offerings on February 18, 2016, June 6, 2016 and September 6, 2016.  The transaction expense for the thirty-nine weeks ended October 31, 2015 were finance fees incurred related to the amendment of the credit facilities to pay an aggregate cash dividend of $48.8 million dollars to holders of outstanding common stock on May 27, 2015.  Excluding the $1.7 million and $0.3 million of transaction related expenses, SG&A expenses increased 16.6% to $171.3 million and as a percent of net sales decreased 10 basis points to 28.2%.  Other than the transaction related expenses, the increase in SG&A expenses was primarily driven by increased selling expenses related to new store growth and increased sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses. We also incurred additional expenses related to general and administrative infrastructure to support continued growth in the business and public company expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $6.2 million in the thirty-nine weeks ended October 29, 2016 from $5.3 million in the thirty-nine weeks ended October 31, 2015, an increase of $0.9 million. The increase in pre-opening expenses during the thirty-nine weeks ended October 29, 2016 was due to the timing and number of new store openings during the thirty-nine weeks ended October 31, 2015 when compared to the same period in the prior year.

Interest Expense, Net

Net interest expense decreased to $4.5 million in the thirty-nine weeks ended October 29, 2016 from $12.3 million in the thirty-nine weeks ended October 31, 2015, a decrease of $7.7 million, or 63.0%.  Proceeds from the IPO were used to reduce borrowings on the Term Loan Facility and Revolving Credit Facility, which primarily caused the decrease in interest expense for the thirty-nine weeks ended October 29, 2016 compared to the thirty-nine weeks ended October 31, 2015.  Also, the effective interest rate on our term loan and revolving credit facility decreased as a result of the Refinancing that occurred on January 29, 2016.

Index
Income Tax Expense

Income tax expense for the thirty-nine weeks ended October 29, 2016 was $21.7 million compared to $11.9 million for the thirty-nine weeks ended October 31, 2015, an increase of $9.9 million, or 83.3%.  This increase in income tax expense was primarily the result of a $25.4 million increase in pre-tax income and an increase in our effective tax rate from 37.5% to 38.1%.

Net Income

As a result of the foregoing, net income increased to $35.3 million in the thirty-nine weeks ended October 29, 2016 from $19.8 million in the thirty-nine weeks ended October 31, 2015, an increase of $15.6 million or 78.7%.

Adjusted EBITDA

Adjusted EBITDA increased to $76.0 million for the thirty-nine weeks ended October 29, 2016 from $56.9 million for the thirty-nine weeks ended October 31, 2015, an increase of $19.1 million, or 33.5%.  The increase in Adjusted EBITDA for the thirty-nine weeks ended October 29, 2016 is primarily due to an increase in net sales which was driven by a 3.7% increase in comparable store sales and an increase in store count over the thirty-nine weeks ended October 31, 2015. Our gross margin increased by 140 basis points to improve our Adjusted EBITDA performance compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our New Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of October 29, 2016 we had $98.3 million of available borrowings under our New Revolving Credit Facility, $36.0 million of cash and cash equivalents on hand, and $196.3 million of outstanding borrowings under our New Term Loan as of October 29, 2016.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  For the thirty-nine weeks ended October 29, 2016 we have spent $14.2 million for capital expenditures compared to $10.9 million for the thirty-nine weeks ended October 31, 2015. We expect to fund capital expenditures from net cash provided by operating activities. We opened 29 new stores during the thirty-nine weeks ended October 29, 2016 and two new stores since October 29, 2016. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology in fiscal year 2016.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand and borrowings under our New Revolving Credit Facility.  When we have used our revolving credit facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of our fourth fiscal quarter.  Over the past two fiscal years, to the extent we have drawn on the New Revolving Credit Facility, we have paid down the borrowings before the end of December of each fiscal year with cash generated during our peak selling season in our fourth fiscal quarter.

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

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-nine weeks ended
	October 29, 2016	October 31, 2015
	(in thousands)
Net cash provided by (used in) operating activities	$4,161	$(15,383)
Net cash used in investing activities	(14,218)	(10,894)
Net cash provided by financing activities	15,759	8,285
Net increase (decrease) in cash and cash equivalents	$5,702	$(17,992)

Cash Used In Operating Activities

Net cash provided by operating activities for the thirty-nine weeks ended October 29, 2016 was $4.2 million compared to $15.4 million of net cash used in operating activities for the thirty-nine weeks ended October 31, 2015.  The increase in net cash provided by operating activities for the thirty-nine weeks ended October 29, 2016 was primarily due to increases in net income and changes in certain working capital accounts including timing of income tax and account payable payments.

Cash Used in Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended October 29, 2016 was $14.2 million, an increase of $3.3 million compared to the thirty-nine weeks ended October 31, 2015. The increase in cash used in investing activities relates to the timing of new store openings and a purchase of one of our store locations.

Cash Provided By Financing Activities

Net cash provided by financing activities for the thirty-nine weeks ended October 29, 2016 was $15.8 million compared to $8.3 million for the thirty-nine weeks ended October 31, 2015.  The increase in net cash flows provided by financing activities for the thirty-nine weeks ended October 29, 2016 was primarily related to proceeds received from the exercise of stock options in connection with the secondary offering during the first quarter of fiscal 2016.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than those which occur in the ordinary course of business.

During the thirty-nine weeks ended October 29, 2016, 31 new store leases commenced.  The fully executed leases have initial terms typically between five to seven years with options to renew for two or three successive five-year periods which have future minimum lease payments which total approximately $34.9 million.

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

Index
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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of October 29, 2016, we had no outstanding borrowings under our revolving credit facility and $196.3 million under the New Term Loan Facility. The impact of a 1.0% rate change on the outstanding balance of the New Term Loan as of October 29, 2016 would be approximately $2.0 million.

As of October 29, 2016, other than as set out in Item 1A below, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K filed with the SEC on April 11, 2016.

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

Index
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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended October 29, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 1A in our Annual Report on Form 10-K for the year ended January 30, 2016 and in our Quarterly Report on Form 10-Q for the quarter ended July 30, 2016 for a detailed description of risk factors affecting the Company.  There have been no significant changes from the risk factors previously disclosed in those filings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Index
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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 9, 2016	/s/John Swygert

John Swygert
Executive Vice President and
Chief Financial Officer