Form 10-K
period 2017-01-28
Ollie's Bargain Outlet Holdings, Inc.
filed 2017-03-29
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $884.0 million as of July 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

The number of issued and outstanding shares of the registrant's common stock, $.001 par value, as of March 27, 2017 was 60,882,015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the 2016 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Cautionary note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, or by the inclusion of forecasts or projections, the outlook for the Company’s future business, prospects, financial performance, industry outlook, 2017 business outlook and financial guidance. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	our failure to adequately procure and manage our inventory or anticipate consumer demand;
•	changes in consumer confidence and spending;
•	risks associated with intense competition;
•	our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all;
•	our ability to manage our inventory balances;
•	our failure to hire and retain key personnel and other qualified personnel;
•	our inability to obtain favorable lease terms for our properties;
•	the loss of, or disruption in the operations of, our centralized distribution centers;
•	fluctuations in comparable store sales and results of operations, including on a quarterly basis;
•	risks associated with our lack of operations in the growing online retail marketplace;
•	our inability to successfully implement our marketing, advertising and promotional efforts;
•	the seasonal nature of our business;
•	the risks associated with doing business with international manufacturers;
•	changes in government regulations, procedures and requirements; and
•	our ability to service our indebtedness and to comply with our financial covenants.

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

Our company

Ollie’s Bargain Outlet Holdings, Inc. is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices. In this report, the terms “Ollie’s,” “the Company,” “we,” “us” or “our” mean Ollie’s Bargain Outlet Holdings, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise. Known for our assortment of “Good Stuff Cheap,” we offer customers a broad selection of brand name products, including food, housewares, books and stationery, bed and bath, floor coverings, electronics and toys. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong and consistent store performance.

Mark Butler, our Chairman, President and Chief Executive Officer, co-founded Ollie’s in 1982, based on the idea that “everyone in America loves a bargain.” Since opening our first store in Mechanicsburg, PA, we have expanded throughout the Eastern half of the United States. From the time Mr. Butler assumed his current position as President and Chief Executive Officer in 2003, we have grown from operating 28 stores in three states to 234 stores in 19 states as of January 28, 2017. Our no-frills, “semi-lovely” warehouse style stores average approximately 33,000 square feet and generate consistently strong financial returns across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We believe there is opportunity for more than 950 Ollie’s locations across the United States based on internal estimates and third party research conducted by Jeff Green Partners, a retail real estate feasibility consultant that provides market analysis and strategic planning and consulting services.

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

Our business model has produced consistently strong growth and financial performance. From fiscal year 2012 to the fiscal year ended January 28, 2017 (“fiscal year 2016”) (except as noted):

•	Our store base expanded from 131 stores to 234 stores, a compound annual growth rate, or CAGR, of 15.7% and we entered seven new states.
•	Comparable store sales grew at an average rate of 3.5% per year.
•	Net sales increased from $476.5 million to $890.3 million, a CAGR of 17.0%.
•	Net income increased from $13.0 million to $59.8 million.

*	Represents successor period 2012 and predecessor period 2012, as adjusted to eliminate the impact of the four-week period ended January 28, 2012 and to reflect a 53-week period. See “Item 6 - Selected Consolidated Financial Data.”

Our competitive strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth:

“Good Stuff Cheap”—Ever changing product assortment at drastically reduced prices.   Our stores offer something for everyone across a diverse range of merchandise categories at prices up to 70% below department and fancy stores and up to 20-50% below mass market retailers. Our product assortment frequently changes based on the wide variety of deals available from the hundreds of brand name suppliers we have relationships with. We augment these opportunistic deals on brand name merchandise with directly sourced unbranded products or those under our own private label brands such as Sarasota Breeze, Steelton Tools and American Way and exclusively licensed recognizable brands and celebrity names such as Magnavox, Marcus Samuelsson Signature Cookware and Kasey Kahne Car Care. Brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our fiscal year 2016 merchandise purchases. Our treasure hunt shopping environment and slogan “when it’s gone, it’s gone” help to instill a “shop now” sense of urgency that encourages frequent customer visits.

Highly experienced and disciplined merchant team.   Our 16-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by five senior merchants, including Mark Butler, and has over 112 years of combined industry experience and 95 combined years of experience at Ollie’s. We have been doing business with our top 15 suppliers for an average of 13 years, and no supplier accounted for more than 6.0% of our purchases during fiscal year 2016. Our well-established relationships with our suppliers together with our scale, buying power, financial credibility and responsiveness often makes Ollie’s the first call for available deals. Our direct relationships with our suppliers have increased as we have grown and we continuously strive to broaden our supplier network. These factors provide us with increased access to goods, which enables us to be more selective in our deal-making and which we believe helps us provide compelling value and assortment of goods to our customers and fuels our continued profitable growth.

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

Extremely loyal “Ollie’s Army” customer base.   Our best customers are members of our Ollie’s Army customer loyalty program, which stands at 7.3 million members as of January 28, 2017. For fiscal year 2016, over 65% of our sales were from Ollie’s Army members, and we have grown our base of loyal members by 31.2% in fiscal year 2016. Ollie’s Army members spend approximately 40% more per shopping trip at Ollie’s and typically shop more frequently than non-members. We identify our target customer as “anyone between the ages of 25-70 with a wallet or a purse” seeking a great bargain.

Strong and consistent store model built for growth.   We employ a proven new store model that generates strong cash flow, consistent financial results and attractive returns on investment regardless of the economic environment. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. New stores opened from fiscal year 2011 to fiscal year 2015 have generated an average of $4.0 million in net sales in their first 12 months of operations and produced an average payback period of approximately two years. We believe that our consistent store performance and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Highly experienced and passionate founder-led management team.   Our leadership team, directed by our co-founder, Chairman, President and Chief Executive Officer, Mark Butler, has guided our organization through its expansion and positioned us for continued growth. Mark Butler has assembled a talented and dedicated team of executives with an average of 24 years of retail experience, including an average 12 years of experience at Ollie’s. Our senior executives possess extensive experience across a broad range of disciplines, including merchandising, marketing, real estate, finance, store operations, supply chain management and information technology. We believe by encouraging equity ownership and fostering a strong team culture, we have aligned the interests of our employees with those of our stockholders. We believe these factors result in a cohesive team focused on sustainable long-term growth.

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

Segments

We operate in one reporting segment. See Note 12, “Segment Reporting.”

Our merchandise

Strategy

We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. Our ever changing assortment of “Good Stuff Cheap” includes brand name and closeout merchandise from leading manufacturers. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer. Brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our fiscal year 2016 merchandise purchases. We believe our compelling value proposition and the unique nature of our merchandise offerings have fostered our customer appeal across a variety of demographics and socioeconomic profiles.

Our warehouse format stores feature a broad number of categories including food, housewares, books and stationery, bed and bath, floor coverings, electronics and toys as well as other products including hardware, personal health care, candy, clothing, sporting goods, pet and lawn and garden products. We focus on buying cheap to sell cheap and source products as unique buying opportunities present themselves. Our merchandise mix is designed to combine unique and brand name bargains at extremely attractive price points. This approach results in frequently changing product assortments and localized offerings which encourage shopper frequency and a “shop now” sense of urgency as customers hunt to discover the next deal.

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

Product mix

Examples of our product offerings include:

•	Housewares: cooking utensils, dishes, appliances, plastic containers, cutlery, storage and garbage bags, detergents and cleaning supplies, cookware and glassware, fans and space heaters, candles, frames and giftware;
•	Food: packaged food including coffee, bottled non-carbonated beverages, salty snacks, condiments, sauces, spices, dry pasta, canned goods, cereal and cookies;
•	Books and stationery: novels, children’s, how-to, business, cooking, inspirational and coffee table books along with DVDs, greeting cards and various office supplies and party goods;
•	Bed and bath: household goods including bedding, towels, curtains and associated hardware;
•	Floor coverings: laminate flooring, commercial and residential carpeting, area rugs and floor mats;
•	Electronics: air conditioners, home electronics, cellular accessories and as seen on TV;
•	Toys: dolls, action figures, puzzles, educational toys, board games and other related items; and
•	Other: hardware, personal health care, candy, clothing, sporting goods, pet products, luggage, automotive, seasonal, furniture, summer furniture and lawn & garden.

The following chart shows the breakdown of our fiscal year 2016 net sales by merchandise category:

Product categories

We maintain consistent average margins across our primary product categories described below.

Brand name and closeout merchandise (approximately 70% of merchandise purchases in fiscal year 2016)

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

Non-closeout goods/private label (approximately 30% of merchandise purchases in fiscal year 2016)

We augment the breadth of our brand name merchandise with non-closeout and private label merchandise. In categories where the consumer is not as brand conscious, such as food, home textiles, and furniture, or when we may not be offering a current brand name merchandise deal, we will buy deeply discounted unbranded merchandise. These extreme value offerings are mixed in the stores with our brand name merchandise. We also have a variety of domestic and direct-import private label merchandise and exclusive products sold under brands such as Sarasota Breeze, Steelton Tools and American Way. These high quality products are developed in key categories such as housewares, are designed to create brand-like excitement and complement our brand name merchandise. We also have licenses for private label products that use recognizable celebrity names like Marcus Samuelsson, Josh Capon and Kasey Kahne, or brand names like Country Living, Magnavox, Popular Mechanics and Wells Lamont. We routinely evaluate the quality and condition of these private label goods to ensure that we are delivering our customer a high quality product at a great price.

Merchandise procurement and distribution

Our disciplined buying strategy and strict adherence to purchasing margins support our merchandising strategy of buying cheap to sell cheap.

Merchandising team

Our 16-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by five senior merchants, including Mark Butler, and has over 112 years of combined industry experience and 95 combined years of experience at Ollie’s. Our merchants specialize by department in order to build category expertise, in-depth knowledge and sourcing relationships. We believe our buying approach coupled with long-standing and newly formed relationships enable us to find the best deals from major manufacturers and pass drastically reduced prices along to our customers. We plan to further invest in and grow our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

Merchandise procurement

We believe that our strong sourcing capabilities are the result of our tenured merchant team’s ability to leverage deep, long-standing relationships with hundreds of manufacturers, wholesalers, brokers, retailers and other suppliers. Our merchants maintain direct relationships with brand manufacturers, regularly attend major tradeshows and travel the world to source extreme value offerings across a broad assortment of product categories. We are an ideal partner to major manufacturers because our merchants are experienced and empowered to make quick decisions. Each opportunity is unique and our merchants negotiate directly with the supplier to lock in a particular deal. Our ability to select the most attractive opportunistic purchases from a growing number of available deals enables us to provide a wide assortment of goods to our customers at great deals.

We source from over 1,000 suppliers, and no supplier accounted for more than 6% of our purchases during fiscal year 2016. Our dedication to building strong relationships with suppliers is evidenced by a 13-year average relationship with our top 15 suppliers. As we grow, we believe our increased scale will provide us with even greater access to brand name products since many major manufacturers seek a single buyer to acquire the entire deal.

Distribution and logistics

We have made significant investments to support our store growth plan. In April 2014, we opened our second distribution center, located in Commerce, GA, to support our store operations and expansion plans in the Southeast. We distribute over 90% of our merchandise from our two distribution centers. Our York, PA distribution center is 603,000 square feet and our Commerce, GA distribution center is currently 699,840 square feet and will increase to 962,280 square feet by November 2017. In order to minimize the amount of time our retail stores devote to inventory management, all of our merchandise is seeded with price tickets and labeled with a bar code for shipping.

Our stores generally receive shipments from our distribution centers two to three times a week, depending on the season and specific store size and sales volume. We utilize independent third party freight carriers and, on average, load and ship between 50 and 60 trucks per day. We believe our existing distribution capabilities will support our anticipated store growth of between 375 to 400 stores over the next several years.

Our stores

As of January 28, 2017, we operated 234 stores averaging approximately 33,000 square feet across 19 contiguous states in the Eastern half of the United States. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We have successfully opened stores in six new states since fiscal year 2012, highlighting the portability of our new store model. The following map shows the number of stores in each of the states in which we operated as of January 28, 2017:

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

Expansion opportunities and site selection

We believe we can profitably expand our store count on a national scale to more than 950 locations based on internal estimates and third party research conducted by Jeff Green Partners. We plan to continue to expand into attractive markets in the Southeastern United States. Our disciplined real estate strategy focuses on infilling existing geographies as well as expanding into contiguous markets in order to leverage our distribution infrastructure, field management team, store management, marketing investments and brand awareness.

We maintain a pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	Fiscal year
	2016	2015	2014
Stores open at beginning of period	203	176	154
Stores opened	31	28	22
Stores closed	—	(1)	—
Stores open at end of period	234	203	176

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

Our strong unit growth is supported by our predictable and compelling new store model. We target a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. With our relatively low investment costs and strong new store opening performance, we target new store sales of $3.7 million. New stores opened from fiscal year 2011 to fiscal year 2015 have generated an average of $4.0 million in net sales in their first full year of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, corporate infrastructure, including our recently opened second distribution center, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Store-level management and training

Our Senior Vice President of Store Operations oversees all store activities. Our stores are grouped into three regions, divided generally along geographic lines. We employ three regional directors, who have responsibility for the day to day operations of the stores in their region. Reporting to the regional directors are 23 district team leaders who each manage a group of stores in their markets. At the store level, the leadership team consists of a store team leader (manager), co-team leader (first level assistant manager) and assistant team leader (second level assistant manager). Supervisors oversee specific areas within each store.

Each store team leader is responsible for the daily operations of the store, including the processing of merchandise to the sales floor and the presentation of goods throughout the store. Store team leaders are trained to maintain a clean and appealing store environment for our customers. Store team leaders and co-team leaders are also responsible for the hiring, training and development of associates. While each store’s sales volume is reviewed to determine the optimal store-level staffing requirements, our typical store employs 16 to 30 associates. Part-time associates generally comprise approximately 60% of the associates in a typical store, with approximately 40% being full-time associates.

We work tirelessly to hire talented people, to improve our ability to assess talent during the interview process and to regularly train those individuals at Ollie’s who are responsible for interviewing candidates. We also devote substantial resources to training our new managers through our Team Leader Training Program. This program operates at designated training stores located across our footprint. It provides an in-depth review of our operations, including merchandising, policies and procedures, asset protection and safety, and human resources. Part-time associates receive structured training as part of their onboarding throughout their first five scheduled shifts.

Our Ollie’s Leadership Institute (“OLI”) is a program that is used to equip associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare him or her for his or her next level position. Our strong growth provides opportunities for advancement and OLI is focused on preparing eligible candidates for these positions. OLI is our preferred source for new supervisors and team leaders as “home grown” talent has proven to be successful. Since the program was implemented in 2009, our internal promotion rate has increased from approximately 18% to approximately 50% in fiscal year 2016. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.

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

We tailor our marketing mix and strategy for each market, deal or promotion. We primarily use the following forms of marketing and advertising:

•	Print and direct mail: During fiscal year 2016, we distributed approximately 460 million highly recognizable flyers. Our flyers serve as the foundation of our marketing strategy and highlight current deals to create shopping urgency and drive traffic and increase frequency of store visits.
•	Radio and television: We selectively utilize creative radio and television advertising campaigns in targeted markets at certain times of the year, particularly during the holiday sales season to create brand awareness and support new store openings.
•	Sports marketing, charity and community events: We sponsor professional and amateur athletics including Major League Baseball, NASCAR, National Hockey League, NCAA basketball and football, as well as various local athletic programs. Additionally, we are dedicated to maintaining a visible presence in the communities in which our stores are located through the sponsorship of charitable organizations such as the Children’s Miracle Network, Cal Ripken, Sr. Foundation and the Kevin Harvick Foundation. We believe these sponsorships promote our brand, underscore our values and build a sense of community.
•	Digital marketing and social media: We maintain an active web presence and promote our brand through our website and social media outlets. We also utilize targeted email marketing to highlight our latest brand name offerings and drive traffic to our stores.

Ollie’s Army

Our customer loyalty program, Ollie’s Army, stands at 7.3 million members as of January 28, 2017 and has increased 31.2% from fiscal year 2015 to fiscal year 2016. In fiscal year 2016, Ollie’s Army members accounted for over 65% of net sales and spent approximately 40% more per shopping trip, on average, than non-members. Consistent with our marketing strategy, we engage new and existing Ollie’s Army members through the use of witty phrases and signage; examples include “Enlist in Ollie’s Army today,” “become one of the few, the cheap, the proud” and “Ollie’s Army Boot Camp… all enlistees will receive 15% off their next purchase.” Historically, Ollie’s Army members have demonstrated double digit redemption rates for promotional activities exclusive to Ollie’s Army members, such as our Valentine’s, Boot Camp and Buzzard 15% off mailers, as well as Ollie’s Army Night, a special annual one-day after-hours sale in December for Ollie’s Army members. We expect to continue leveraging the data gathered from our proprietary database of Ollie’s Army members to better segment and target our marketing initiatives and increase shopping frequency.

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

Trademarks and other intellectual property

We own several state and federally owned registered trademarks related to our brand, including “Ollie’s,” “Ollie’s Bargain Outlet,” “Good Stuff Cheap,” “Ollie’s Army” and “Real Brands! Real Bargains!” In addition, we maintain a trademark for the image of Ollie, the face of our company. We also own registered trademarks for many of our private labels such as “American Way,” “Steelton Tools,” “Sarasota Breeze” and “Commonwealth Classics” among others. We are also in the process of prosecuting several other trademarks, both for private label goods and to further identify our services. We enter into trademark license agreements where necessary, which may include our private label offerings, such as the Magnavox products and Marcus Samuelsson Cookware available in our stores. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.ollies.us, www.olliesbargainoutlet.com, www.olliesarmy.com, www.ollies.cheap, www.sarasotabreeze.com and www.olliesmail.com, and unregistered copyrights in our website content. We attempt to obtain registration of our trademarks as practical and pursue infringement of those marks when appropriate.

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

Employees

As of the fiscal year ended January 28, 2017, we employed more than 5,500 associates, approximately 2,500 of whom were full-time and approximately 3,000 of whom were part-time. Of our total associate base, 124 were based at our store support center in Harrisburg, PA. Our distribution centers employ approximately 370 associates, 230 of whom were in York, PA and 140 of whom were in Commerce, GA. The remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. In fiscal year 2016, we employed approximately 1,800 additional seasonal associates during our peak holiday sales season. We have a long history of maintaining a culture that embraces our associates. We take pride in providing a great work environment and strong growth opportunities for our associates. None of our associates belong to a union or are party to any collective bargaining or similar agreement.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act are available free of charge on our website, www.ollies.us, as soon as reasonably practicable after the electronic filing of such reports with the SEC.

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

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions. We opened 31 and 27 net new stores in fiscal years 2016 and 2015, respectively, as we continue to backfill in existing markets and expand into contiguous geographies. Our ability to timely open new stores depends in part on several factors, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate acceptable lease terms; our ability to obtain permits and licenses; our ability to hire and train new personnel, especially store managers, in a cost effective manner; our ability to adapt our distribution and other operational and management systems to a changing network of stores; the availability of capital funding for expansion; our ability to respond to demographic shifts in areas where our stores are located and general economic conditions.

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

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, our merchant team and other key personnel. The loss of services of any of our executive officers, particularly Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, could materially adversely affect our business and operations. Competition for skilled and experienced management in the retail industry is intense, and our future success will also depend on our ability to attract and retain qualified personnel, including our merchant team which is responsible for purchasing and negotiating the terms of our merchandise. Failure to attract and retain new qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our inventory balance represented 58.1% of our total assets exclusive of goodwill, trade name and other intangible assets, net, as of January 28, 2017. Efficient inventory management is a key component of our profitability and ability to generate revenue. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods adversely impact our results of operations. If our buying decisions do not accurately correspond to customer preferences, if we inappropriately price products or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of any excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We continue to focus on ways to reduce these risks, but we cannot ensure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

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

Other than one store location, which is owned, we lease our store locations, our corporate headquarters and our distribution facilities in York, PA and Commerce, GA. Our stores are leased from third parties, with typical initial lease terms of five to seven years with options to renew for three successive five-year periods. We believe that we have been able to negotiate favorable rental rates over the last few years due in large part to the general state of the economy, the increased availability of vacant big box retail sites and our careful identification of favorable lease opportunities. While we will continue to seek out advantageous lease opportunities, there is no guarantee that we will continue to be able to find low-cost second generation sites or obtain favorable lease terms. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements and sports marketing, we primarily advertise our in-store offerings through printed flyers. In fiscal year 2016, approximately 70% of our advertising spend was for the printing and distribution of flyers. If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase merchandise directly from suppliers outside of the United States. In fiscal year 2016, substantially all of our private label inventory purchases were direct imports. Our direct imports represented approximately 16% at cost of our total merchandise purchases in fiscal year 2016. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including possible changes to U.S. trade policy, increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our business, financial condition and results of operations.

We routinely incur significant costs in complying with federal, state and local laws and regulations. The complexity of the regulatory environment in which we operate and the related cost of compliance are increasing due to expanding and additional legal and regulatory requirements and increased enforcement efforts. New laws or regulations, including those dealing with healthcare reform, product safety, consumer credit, privacy and information security and labor and employment, among others, or changes in existing laws and regulations, particularly those governing the sale of products and food safety and quality (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are in compliance with the PCI Standard as of the end of fiscal year 2016, and compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

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

As of the end of fiscal year 2016, we are compliant with the PCI Standard. However, there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. We expect to incur additional expenses to maintain PCI compliance. Even though we are compliant with such standards, we still may not be able to prevent security breaches.

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

As of January 28, 2017, we had $195.0 million of outstanding indebtedness under our senior secured term loan facility (the “Term Loan Facility”) and $1.0 million of outstanding letters of credit and $0.2 million of outstanding rent reserves under our senior secured asset-based revolving credit facility (of which $98.8 million of undrawn commitments remained available for borrowing) (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). We may, from time to time, incur additional indebtedness.

The agreements governing our Credit Facilities place certain conditions on us, including that they:

•	increase our vulnerability to adverse general economic or industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•	make us more vulnerable to increases in interest rates, as borrowings under our Credit Facilities are at variable rates;
•	limit our ability to obtain additional financing in the future for working capital or other purposes;
•	require us to utilize our cash flow from operations to make payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes; and
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our Credit Facilities place certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our Credit Facilities, we may be permitted to incur substantial additional indebtedness and may incur obligations that do not constitute indebtedness under the terms of the Credit Facilities. Our Credit Facilities also place certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. Our Credit Facilities also place certain restrictions on the payment of dividends and distributions and certain management fees. These restrictions limit or prohibit, among other things, our ability to:

•	pay dividends on, redeem or repurchase our stock or make other distributions;
•	incur or guarantee additional indebtedness;
•	sell stock in our subsidiaries;
•	create or incur liens;
•	make acquisitions or investments;
•	transfer or sell certain assets or merge or consolidate with or into other companies;
•	make certain payments or prepayments of indebtedness subordinated to our obligations under our Credit Facilities; and
•	enter into certain transactions with our affiliates.

Failure to comply with certain covenants or the occurrence of a change of control under our Credit Facilities could result in the acceleration of our obligations under the Credit Facilities, which would materially adversely affect our liquidity, capital resources and results of operations.

Under certain circumstances, our Credit Facilities require us to comply with certain financial covenants regarding our fixed charge coverage ratio and total leverage ratio. Changes with respect to the total leverage ratio may increase our interest rate and failure to comply with each covenant could result in a default and an acceleration of our obligations under the Credit Facilities, which could have a material adverse effect on our liquidity and our business, financial condition and results of operations. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities.”

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including our Credit Facilities, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

Natural disasters, whether or not caused by climate change, unusual weather condition, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability. If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during this period. Natural disasters including tornadoes, hurricanes, floods and earthquakes may damage our stores or other operations, which may materially adversely affect our consolidated financial results. To the extent these events also impact one or more of our key suppliers or result in the closure of one or both of our centralized distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. This could have a sustained material adverse effect on our business, financial condition and results of operations.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, wage and hour and other employment-related claims, including class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our worker’s compensation, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. Although we continue to maintain property insurance for catastrophic events at our store support center, distribution centers and stores, we are not self-insured for other property losses. In addition, because of ongoing changes in healthcare law, among other things, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical claims. If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition and results of operations.

Inventory shrinkage could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the risk of inventory loss and theft. Although our inventory shrinkage rates have not been material, or fluctuated significantly in recent years, we cannot ensure that actual rates of inventory loss and theft in the future will be within our estimates or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, it could have a material adverse effect on our business, financial condition and results of operations.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to inventory valuation, impairment of goodwill and intangible assets, impairment of long-lived assets, stock-based compensation expense and accounting for income taxes including deferred tax assets and liabilities.

Changes to accounting rules or regulations could have a material adverse effect on our business, financial condition and results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities will require lessees to capitalize operating leases in their financial statements beginning in fiscal year 2019. The change will require us to record significant lease obligations on our consolidated balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Future sales of our common stock in the public market could cause the market price of our common stock to decrease significantly.

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or grant of stock options or restricted stock units in the future may cause the market price of our common stock to decrease significantly. As of January 28, 2017, we have an aggregate of 5,562,678 shares of common stock issuable upon exercise of outstanding options and the vesting of restricted stock units under the 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2012 Equity Incentive Plan, the “Equity Plans”) (2,924,654 of which are fully vested).

The perception that such sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

Ollie’s Bargain Outlet Holdings, Inc. (“Holdings”) is a holding company and relies on dividends and other payments, advances and transfers of funds from its subsidiaries to meet its obligations and pay any dividends.

Holdings has no direct operations and no significant assets other than ownership of 100% of the capital stock of its subsidiaries. Because Holdings conducts operations through subsidiaries, it depends on those entities for dividends and other payments to generate the funds necessary to meet financial obligations, and to pay any dividends with respect to its common stock. Legal and contractual restrictions in the Credit Facilities and other agreements which may govern future indebtedness of subsidiaries, as well as the financial condition and operating requirements of subsidiaries, may limit its ability to obtain cash from subsidiaries. The earnings from, or other available assets of, subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable Holdings to pay any dividends on its common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

We do not expect to pay any cash dividends for the foreseeable future.

The continued operation and expansion of our business will require substantial funding. We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our Credit Facilities and might be restricted by the terms of any indebtedness that we incur in the future. Accordingly, realization of any gain on our common stock will depend on the appreciation of the price of the shares of our common stock, which may never occur.

As of January 28, 2017, we are no longer an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer apply.

Prior to January 28, 2017, we were an “emerging growth company,” or EGC, as defined in the JOBS Act. As of July 30, 2016, the market value of our common stock that was held by non-affiliates exceeded $700 million and, therefore, we no longer qualify for such status. As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us as an EGC, beginning with this Annual Report on Form10-K filed for the fiscal year ended January 28, 2017. These requirements include, but are not limited to:

•	being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act;
•	being required to comply with any requirement that may be adopted by the Public Company Oversight Board regarding mandatory audit firm rotation or the supplement to the auditor’s report providing additional information about the audit and the financial statements; and
•	disclosure obligations regarding executive compensation.

In addition, we no longer have an extended transition period for complying with new or revised accounting standards.

We incur increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.

As a public company we incur, and particularly commencing January 28, 2017, when we ceased to hold EGC status, we expect to incur further, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, both of which are included with this Annual Report on Form 10-K for the fiscal year ended January 28, 2017. To be in compliance with Section 404, we are required to document and evaluate our internal control over financial reporting, which has been both costly and challenging. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our Chief Executive Officer owns a substantial percentage of our outstanding common stock and his interests may be different from or conflict with those of our other stockholders.

As of January 28, 2017, Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, beneficially owns 21.9% of our outstanding common stock. Accordingly, Mr. Butler is able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Our principal stockholder’s interests might not always coincide with our interests or the interests of our other stockholders.

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

Other than one store location, which we own, we lease our retail stores, often in second generation sites ranging in size from 25,000 to 50,000 square feet. Our corporate headquarters, located in Harrisburg, PA, is 28,128 square feet and is leased under an agreement that expires in October 2023, with options to renew for three successive five-year periods. Our 603,000 square foot distribution center located in York, PA is leased under an agreement that expires in March 2028 with options to renew for two successive five-year periods. During fiscal year 2014, we opened a second distribution center in Commerce, GA. This distribution center is 699,840 square feet and is leased under an agreement that expires in April 2024 with options to renew for three successive five-year periods. Our lease provides that we will lease and pay for additional space in our Commerce, GA distribution center until we occupy a total of 962,280 square feet by November 2017. As of January 28, 2017, there were 234 Ollie’s Bargain Outlet locations across 19 contiguous states in the Eastern half of the United States.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on NASDAQ under the symbol “OLLI” since July 16, 2015, our first day of trading subsequent to our initial public offering (“IPO”). Prior to that time, there was no public market for our shares. The following tables set forth for the periods indicated the high and low sales prices of our common stock on NASDAQ.

	Fiscal year 2016
	High	Low
First Quarter (January 31, 2016 through April 30, 2016)	$28.72	$18.97
Second Quarter (May 1, 2016 through July 30, 2016)	$26.83	$22.25
Third Quarter (July 31, 2016 through October 29, 2016)	$28.60	$24.12
Fourth Quarter (October 30, 2016 through January 28, 2017)	$32.75	$25.65
	Fiscal year 2015
	High	Low
Second Quarter (July 16, 2015 (first trading date after IPO) through August 1, 2015)	$22.99	$18.28
Third Quarter (August 2, 2015 through October 31, 2015)	$21.19	$14.88
Fourth Quarter (November 1, 2015 through January 30, 2016)	$22.53	$15.61

As of January 28, 2017, we had approximately 230 stockholders of record.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between July 16, 2015 (the first day of trading following our IPO) and January 28, 2017 to the cumulative return of (i) the NASDAQ Composite Total Return index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 on July 16, 2015 in our common stock, the NASDAQ Composite Total Return index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

	7/16/15	8/1/15	10/31/15	1/30/16	4/30/16	7/30/16	10/29/16	1/28/17
Ollie’s Bargain Outlet Holdings, Inc.	$100.00	92.77	74.94	105.67	125.06	123.59	127.90	138.77
NASDAQ Global Market Composite Index	$100.00	95.76	79.47	65.56	68.62	72.98	72.70	78.42
NASDAQ US Benchmark Retail Index	$100.00	100.52	98.05	93.65	97.84	103.89	97.17	101.74

Dividends

Our common stock began trading on July 16, 2015. Since then, we have not declared any cash dividends nor do we expect to in the foreseeable future as we intend to retain our earnings to finance the development and growth of our business and operations.

The Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, restrict Ollie’s Bargain Outlet, Inc.’s and Ollie’s Holdings, Inc.’s (together the “Borrowers”) ability and the ability of its subsidiaries to pay dividends on our capital stock or redeem, repurchase or retire our capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 6.	Selected Consolidated Financial Data

The following tables set forth Ollie’s Bargain Outlet Holdings, Inc.’s selected historical consolidated financial and other data for the periods ending on and as of the dates indicated. We derived the consolidated statement of income data and consolidated statement of cash flow data for fiscal years 2016, 2015 and 2014 and the consolidated balance sheet data as of January 28, 2017 and January 30, 2016 from our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statement of income data and consolidated statement of cash flow data for fiscal year 2013 and successor period 2012 and predecessor period 2012 (both described below) and the consolidated balance sheet data as of January 31, 2015, February 1, 2014 and February 2, 2013 from our audited consolidated financial statements and related notes thereto not included in this Annual Report on Form 10-K.

Prior to fiscal year 2013, we operated on a fiscal calendar which resulted in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31 of that year. In connection with the CCMP Acquisition (as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations), as part of the purchase price allocation, assets acquired and liabilities assumed were adjusted to their estimated fair value as of September 28, 2012, the closing date of the CCMP Acquisition. The periods on and prior to September 28, 2012 are referred to as the predecessor periods. The periods on and following September 29, 2012 are referred to as the successor periods. We refer to the period from January 1, 2012 through September 28, 2012 as “predecessor period 2012” and the period from September 29, 2012 through February 2, 2013 as “successor period 2012.”

Each of fiscal years 2016, 2015, 2014, and 2013 consisted of 52-week periods. Successor period 2012 consisted of an 18-week period and predecessor period 2012 consisted of a 39-week period. As a result of the application of purchase accounting in connection with the CCMP Acquisition impacting the successor periods, fiscal years 2016, 2015, 2014 and 2013 and successor period 2012 may not be comparable to predecessor period 2012.

The consolidated statement of income data and consolidated statement of cash flow data for fiscal years 2016, 2015 and 2014 and the consolidated balance sheet data as of January 28, 2017 and January 30, 2016 are not necessarily indicative of the results expected for fiscal year 2017 or for any future period. You should read the information set forth below together with the consolidated financial statements and accompanying notes and the information under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Successor
	Fiscal year				Successor period (1)	Predecessor Period (1)
	2016	2015	2014	2013	2012	2012
		(in thousands, except per share amounts)
Consolidated Statement of Income Data:
Net Sales	$890,315	$762,370	$637,975	$540,718	$183,644	$316,135
Cost of sales	529,904	459,506	384,465	323,908	113,376	187,811
Gross profit	360,411	302,864	253,510	216,810	70,268	128,324
Selling, general and administrative expenses	242,891	209,783	178,832	153,807	53,440	100,233
Depreciation and amortization expenses	8,443	7,172	6,987	8,011	3,423	3,846
Pre-opening expenses	6,883	6,337	4,910	4,833	665	3,521
Operating income	102,194	79,572	62,781	50,159	12,740	20,724
Interest expense, net	5,935	15,416	18,432	17,493	5,832	4,425
Loss on extinguishment of debt	—	6,710	671	1,848	—	—
Income before income taxes	96,259	57,446	43,678	30,818	6,908	16,299
Income tax expense	36,495	21,607	16,763	11,277	3,303	7,286
Net income	$59,764	$35,839	$26,915	$19,541	$3,605	$9,013
Earnings per common share:
Basic	$0.99	$0.67	$0.56	$0.40
Diluted	$0.96	$0.64	$0.55	$0.40
Weighted average common shares outstanding:
Basic	60,160	53,835	48,202	48,519
Diluted	62,415	55,796	48,609	48,519

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$67,088	$45,848	$31,842	$19,713	$25,161	$(6,152)
Investing activities	(16,423)	(14,337)	(14,007)	(9,554)	(696,505)	(6,948)
Financing activities	17,759	(23,204)	(8,049)	(2,593)	675,944	2,503
	As of
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$98,683	$30,259	$21,952	$12,166	$4,600
Total assets	1,039,375	943,822	917,131	879,278	851,165
Total debt (2)	194,000	198,451	321,287	268,479	222,062
Total liabilities	388,114	381,873	500,296	435,139	383,809
Total stockholders’ equity	651,261	561,949	416,835	444,139	467,356
(1)	Successor period 2012 consists of the 18-week period from September 29, 2012 to February 2, 2013, and Predecessor period 2012 consists of the 39-week period from January 1, 2012 to September 28, 2012. For the month ended January 28, 2012, net sales were $23.3 million and net loss was $0.3 million. For the month ended February 2, 2013, net sales were $32.4 million and net loss was $0.6 million.
(2)	Represents total outstanding indebtedness, net of unamortized original issue discount of $0.1 million and deferred financing fees of $1.2 million and $1.5 million, as of January 28, 2017 and January 30, 2016, respectively. See Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Item 6, Selected Consolidated Financial Data” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A, Risk Factors” and “Cautionary note regarding forward-looking statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2016” refer to the fiscal year ended January 28, 2017, references to “fiscal year 2015” refer to the fiscal year ended January 30, 2016 and references to “fiscal year 2014” refer to the fiscal year ended January 31, 2015. Each of fiscal years 2016, 2015 and 2014 consisted of a 52-week period. References to “fiscal year 2017” refer to the fiscal year ending February 3, 2018, which consists of a 53-week period.

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices. Known for our assortment of “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including food, housewares, books and stationery, bed and bath, floor coverings, electronics, and toys. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong and consistent store performance as evidenced by our store base expansion from 131 stores to 234 stores, net sales growth from $476.5 million to $890.3 million and average net sales per store ranging from $3.8 million to $4.1 million between fiscal year 2012 and fiscal year 2016. Furthermore, our comparable store sales increased from $713.4 million in fiscal year 2015 to $736.0 million in fiscal year 2016, or 3.2%, and our non-comparable store sales increased from $49.0 million in fiscal year 2015 to $154.3 million in fiscal year 2016.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states. In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer. Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 234 stores located in 19 states as of January 28, 2017.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns. Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. We target new stores sales of $3.7 million.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores. The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins. In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business. From fiscal year 2012 to fiscal year 2016, net sales grew at a CAGR of 17.0%. We plan to achieve continued net sales growth, including comparable stores sales, by adding additional stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers. We also plan to leverage and expand our Ollie’s Army database marketing strategies. In addition, we plan to continue to manage our selling, general and administrative expenses by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

We opened 31 new stores in fiscal year 2016. We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are typically between five to seven years with options to renew for two or three successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

The components of our selling, general and administrative expenses may not be comparable to the components of similar measures of other retailers. We expect that our selling, general and administrative expenses will continue to increase in future periods with future growth and in part due to additional legal, accounting, insurance, and other expenses as a result of being a public company, including compliance with the Sarbanes-Oxley Act and related rules and regulations.

Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers. For new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs, as well as store closing costs. Pre-opening expenses for new stores are expensed as they are incurred, which is typically within 30 to 45 days of opening a new store. For distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses and occupancy costs.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to evaluate our performance in connection with compensation decisions and to compare our performance against that of other peer companies using similar measures. Management believes it is useful to investors and analyst to evaluate these non-GAAP measures on the same basis as management uses to evaluate the Company’s operating results. We believe that excluding items that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude from operating income, net income and net income per diluted share, enhances the comparability of our results and provides a better baseline for analyzing trends in our business.

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes. Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock based compensation expense, non-cash purchase accounting items, transaction related expenses and debt financing expenses, which we do not consider representative of our ongoing operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations.”

Factors Affecting the Comparability of our Results of Operations

Our results over the past three years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Initial Public Offering and Subsequent Equity Offerings

On July 15, 2015, we priced our initial public offering of 8,925,000 shares of our common stock. As a result of the IPO, we received net proceeds of $153.1 million, after deducting the underwriting fees of $11.1 million. We used the net proceeds from the IPO to pay off outstanding borrowings under our then-existing senior secured asset-based revolving credit facility (the “Old Revolving Credit Facility”) and a portion of the outstanding principal balance of our then-existing senior secured term loan facility (the “Old Term Loan Facility” and together, the “Old Credit Facilities”), which we had entered into in connection with the CCMP Acquisition described below. In advance of and in connection with the IPO, on June 17, 2015, the Company effected a stock split of the Company’s common stock at a ratio of 115 shares for every share previously held. All common stock share and common stock per share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the stock split.

Following our IPO, we completed several secondary equity offerings of shares of common stock held by affiliates of our private equity sponsor, CCMP Capital Advisors, LLC (collectively “CCMP”) and other management stockholders. We were acquired by CCMP and certain members of management in September 2012 (the “CCMP Acquisition”). During fiscal year 2016, CCMP liquidated its ownership position in Ollie’s.

Financing Transactions and Payments to Stockholders

On April 11, 2014, we entered into an amendment to the Old Term Loan Facility, which allowed additional borrowings in an aggregate principal amount of $60.0 million, allowing us to distribute $58.0 million as a special cash dividend to common stockholders as consented by the original Old Term Loan Facility lenders. The proceeds received were net of $2.0 million in fees, of which $1.3 million was recognized as deferred financing fees, $0.4 million was recorded as additional original issue discount, and $0.3 million was recognized as selling, general and administrative expenses. In connection with this amendment, $0.4 million of debt issuance cost and $0.2 million of original issue discount were accelerated on the date of the amendment and included within loss on extinguishment of debt.

On May 27, 2015 we amended the credit agreements governing our Old Credit Facilities to, among other things, increase the size of the Old Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of our outstanding common stock. We also drew $50.0 million of borrowings on the Old Revolving Credit Facility, the proceeds of which were used to pay an aggregate cash dividend of $48.8 million to holders of our common stock, $1.1 million of bank fees and $0.1 million of legal and other expenses.

On July 15, 2015, we priced our IPO of 8,925,000 shares of our common stock. As noted above, we used the net proceeds from the IPO to pay off outstanding borrowings under the Old Revolving Credit Facility and a portion of the outstanding principal balance of the Old Term Loan Facility.

On January 29, 2016, we completed a transaction in which we refinanced the Old Credit Facilities with the proceeds of our Credit Facilities, consisting of the $200.0 million Term Loan Facility and the $100.0 million Revolving Credit Facility, which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Refinancing”). We incurred various arrangement fees and legal fees totaling $2.1 million in connection with the Refinancing, of which $2.0 million was recorded as deferred financing fees and $0.1 million was recognized as selling, general and administrative expense on the date of the Refinancing. See “Liquidity and Capital Resources.”

Store Openings

During fiscal years 2016, 2015 and 2014, we opened 31 new stores, opened 28 new stores and closed one store and opened 22 new stores, respectively. In connection with these store openings, we incurred pre-opening expenses of $6.9 million, $6.3 million and $4.9 million in fiscal years 2016, 2015 and 2014, respectively. In fiscal 2017, we expect to open between 33 and 35 new stores and enter the state of Rhode Island.

Distribution Center

In April 2014, we opened our second distribution center, located in Commerce, GA. We incurred certain start-up costs related to the opening of this distribution center, including costs associated with securing the 962,280 square foot site and entering into the lease arrangements. As of January 28, 2017, we are entitled to occupy 699,840 square feet of the facility and are under a lease obligation to incrementally add square footage up to 962,280 square feet through November 2017. In fiscal year 2014, we also incurred additional costs of $0.3 million associated with the opening and start-up of the Commerce, GA distribution center. In addition, we incurred costs related to hiring and training new associates for this distribution center. We expect to make additional expenditures related to our utilization of this additional space through 2017.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for fiscal years 2016, 2015 and 2014 from our consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Fiscal year
	2016	2015	2014
	(dollars in thousands)
Net sales	$890,315	$762,370	$637,975
Cost of sales	529,904	459,506	384,465
Gross profit	360,411	302,864	253,510
Selling, general and administrative expenses	242,891	209,783	178,832
Depreciation and amortization expenses	8,443	7,172	6,987
Pre-opening expenses	6,883	6,337	4,910
Operating income	102,194	79,572	62,781
Interest expense, net	5,935	15,416	18,432
Loss on extinguishment of debt	—	6,710	671
Income before income taxes	96,259	57,446	43,678
Income tax expense	36,495	21,607	16,763
Net income	$59,764	$35,839	$26,915
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.5	60.3	60.3
Gross profit	40.5	39.7	39.7
Selling, general and administrative expenses	27.3	27.5	28.0
Depreciation and amortization expenses	0.9	0.9	1.1
Pre-opening expenses	0.8	0.8	0.8
Operating income	11.5	10.4	9.8
Interest expense, net	0.7	2.0	2.9
Loss on extinguishment of debt	—	0.9	0.1
Income before income taxes	10.8	7.5	6.8
Income tax expense	4.1	2.8	2.6
Net income	6.7%	4.7%	4.2%
Select Operating Data:
Number of new stores	31	28	22
Number of store closings	—	(1)	—
Number of stores open at end of period	234	203	176
Average net sales per store (2)	$4,050	$4,007	$3,815
Comparable stores sales change	3.2%	6.0%	4.4%
(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Fiscal year
	2016	2015	2014
	(dollars in thousands)
Net Income	$59,764	$35,839	$26,915
Interest expense, net	5,935	15,416	18,432
Loss on extinguishment of debt	—	6,710	671
Depreciation and amortization expenses (1)	10,668	9,342	8,785
Income tax expense	36,495	21,607	16,763
EBITDA	$112,862	$88,914	$71,566
Non-cash stock based compensation expense	6,685	5,035	3,761
Non-cash purchase accounting items (2)	(134)	(284)	(383)
Transaction related expenses (3)	1,736	322	—
Debt financing expenses (4)	—	89	446
Adjusted EBITDA	$121,149	$94,076	$75,390
(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.
(2)	Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.
(3)	Represents professional services and one-time compensation expenses related to the fiscal year 2015 IPO and the fiscal year 2016 secondary offering transactions.
(4)	Represents fees and expenses related to amendments to our Old Credit Facilities in fiscal years 2014 and 2015.

Fiscal year 2016 compared to fiscal year 2015

Net Sales

Net sales increased to $890.3 million for fiscal year 2016 from $762.4 million for fiscal year 2015, an increase of $127.9 million, or 16.8%. The increase was the result of a comparable store sales increase of $22.6 million, or 3.2%, and a non-comparable store sales increase of $105.3 million. Our increase in non-comparable store sales was primarily driven by the timing of new stores which opened during fiscal year 2015 but were not open for a full 15 months during fiscal year 2016, as well as 31 new stores which opened during fiscal year 2016.

Comparable store sales increased 3.2% for fiscal year 2016 compared to a 6.0% increase for fiscal year 2015. The increase in comparable store sales during fiscal year 2016 was driven by an increase in the number of customer transactions as well as an increase in the average transaction size. On a department basis, the increase was primarily driven by strong results in the health and beauty aids, electronics, food and candy, seasonal and toy departments, slightly offset by decreases in our books and stationery, furniture and hardware departments.

Cost of Sales

Cost of sales increased to $529.9 million for fiscal year 2016 from $459.5 million for fiscal year 2015, an increase of $70.4 million, or 15.3%. The increase in cost of sales was primarily a result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $360.4 million for fiscal year 2016 from $302.9 million for fiscal year 2015, an increase of $57.5 million, or 19.0%. The increase in gross profit was primarily the result of new store growth and increases in comparable store sales. Our gross margin increased to 40.5% from 39.7% for fiscal years 2016 and 2015, respectively. The increase in gross margin in fiscal year 2016 was due to lower distribution and transportation expenses as a percentage of net sales, primarily due to lower fuel costs and import container rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $242.9 million for fiscal year 2016 from $209.8 million for fiscal year 2015, an increase of $33.1 million, or 15.8%. As a percentage of net sales, selling, general and administrative expenses decreased 20 basis points to 27.3% for fiscal year 2016 compared to 27.5% for fiscal year

2015. The increase in selling, general and administrative expenses was primarily the result of increases in store-related expenses of $25.8 million to support new store growth. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store-related expenses, as well as investments in general and administration infrastructure to support continued growth in the business, public company expenses and costs related to our secondary offering transactions.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $8.4 million for fiscal year 2016 from $7.2 million for fiscal year 2015, an increase of $1.3 million, or 17.7%. The increase is primarily a result of new store growth.

Pre-Opening Expenses

Pre-opening expenses increased to $6.9 million for fiscal year 2016 from $6.3 million for fiscal year 2015, an increase of $0.5 million, or 8.6%. The increase primarily relates to expenses incurred in opening 31 stores during fiscal year 2016 compared to opening 28 stores and one store closing during fiscal year 2015.

Interest Expense, Net

Net interest expense decreased to $5.9 million for fiscal year 2016 from $15.4 million for fiscal year 2015, a decrease of $9.5 million or 61.5%. The decrease in fiscal year 2016 was primarily due to proceeds from the IPO reducing borrowings on our Credit Facilities. Additionally, the effective interest rate on our Credit Facilities decreased as a result of the Refinancing that occurred on January 29, 2016.

Income Tax Expense

Income tax expense increased to $36.5 million for fiscal year 2016 from $21.6 million for fiscal year 2015, an increase of $14.9 million, or 68.9%. This increase in income tax expense was primarily the result of the $38.8 million increase in pre-tax net income, or 67.6%. Our effective tax rate increased to 37.9% for fiscal year 2016 from 37.6% for fiscal year 2015.

Net Income

As a result of the foregoing, net income increased to $59.8 million for fiscal year 2016 from $35.8 million for fiscal year 2015, an increase of $23.9 million, or 66.8%.

Adjusted EBITDA

Adjusted EBITDA increased to $121.1 million for fiscal year 2016 from $94.1 million for fiscal year 2015, an increase of $27.1 million, or 28.8%. The increase in Adjusted EBITDA for fiscal year 2016 is due primarily to our increase in net sales, which was driven by a 3.2% increase in comparable store sales and a 15.3% increase in store count over fiscal year 2015. We achieved increased gross profit dollars due to the increased sales volume as well as an 80-basis-point increase in our gross margin rate, largely driven by reduced distribution and transportation costs in fiscal year 2016. Additionally, as a result of the sales increase in fiscal year 2016, our selling, general and administrative expenses as a percentage of net sales decreased by 20 basis points, all resulting in the improvement of our Adjusted EBITDA performance compared to the same period last year.

Fiscal year 2015 compared to fiscal year 2014

Net Sales

Net sales increased to $762.4 million for fiscal year 2015 from $638.0 million for fiscal year 2014, an increase of $124.4 million, or 19.5%. The increase was the result of a comparable store sales increase of $36.5 million, or 6.0% and a non-comparable store sales increase of $87.9 million. Our increase in non-comparable store sales was primarily driven by the timing of new stores, which opened during fiscal year 2014, but were not open for a full 15 months during fiscal year 2015, as well as 28 new stores which opened during fiscal year 2015.

Comparable store sales increased 6.0% for fiscal year 2015 compared to a 4.4% increase for fiscal year 2014. The increase in comparable store sales during fiscal year 2015 was driven by increased sales volume and increased customer visits at our locations. On a department basis the increase was primarily driven by strong results in the food and candy, electronic accessories and the books and stationery departments, slightly offset by decreases in our housewares department as predominately mild weather during the last months of the fiscal year negatively impacted the sales of heaters.

Cost of Sales

Cost of sales increased to $459.5 million for fiscal year 2015 from $384.5 million for fiscal year 2014, an increase of $75.0 million, or 19.5%. The increase in cost of sales was primarily a result of increased net sales and to a lesser extent increased transportation and distribution expenses.

Gross Profit and Gross Margin

Gross profit increased to $302.9 million for fiscal year 2015 from $253.5 million for fiscal year 2014, an increase of $49.4 million, or 19.5%. The increase in gross profit was primarily the result of new store growth and increases in comparable store sales. Our gross margin remained at 39.7% for fiscal years 2015 and 2014. The consistency in gross margin was primarily attributable to favorable increases in our merchandise margin for fiscal year 2015 and was partially offset by increased distribution center costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $209.8 million for fiscal year 2015 from $178.8 million for fiscal year 2014, an increase of $31.0 million, or 17.3%. As a percentage of net sales, selling, general and administrative expenses decreased 50 basis points to 27.5% for fiscal year 2015 compared to 28.0% for fiscal year 2014. The increase in selling, general and administrative expenses was primarily the result of increases in store-related expenses of $26.2 million to support new store growth. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses, as well as, investments in general and administration infrastructure to support continued growth in the business, public company expenses and costs related to our IPO.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $7.2 million for fiscal year 2015, from $7.0 million for fiscal year 2014, an increase of $0.2 million, or 2.7%. The increase is primarily a result of new store growth and the annualized impact of the opening of the Commerce, GA distribution center in April 2014.

Pre-Opening Expenses

Pre-opening expenses increased to $6.3 million for fiscal year 2015 from $4.9 million for fiscal year 2014, an increase of $1.4 million, or 29.1%. The increase primarily relates to the pre-opening expenses incurred in opening 28 stores and closing one store during fiscal year 2015 compared to 22 store openings during fiscal year 2014. The increase in pre-opening expenses was partially offset by reductions in the expense from the Commerce, GA distribution center which opened in April 2014.

Interest Expense, Net

Net interest expense decreased to $15.4 million for fiscal year 2015 from $18.4 million in fiscal year 2014, a decrease of $3.0 million or 16.4%. Proceeds from the IPO were used to reduce borrowings on the Term Loan Facility and the Revolving Credit Facility, which primarily caused the decrease in interest expense for fiscal year 2015.

Loss on extinguishment of debt

Loss on extinguishment of debt increased to $6.7 million for fiscal year 2015 from $0.7 million for fiscal year 2014, an increase of $6.0 million. The loss on extinguishment of debt for fiscal year 2015 represents the write off of debt issuance costs and original issue discount due to the pay down of a portion of the Term Loan Facility using the proceeds from the IPO in July 2015 and the Refinancing on January 29, 2016. The loss on extinguishment of debt for fiscal year 2014 relates to the debt issuance cost and original issue discount which was written off as a result of the second amendment to the Old Term Loan Facility which occurred in April 2014.

Income Tax Expense

Income tax expense increased to $21.6 million for fiscal year 2015 from $16.8 million for fiscal year 2014, an increase of $4.8 million, or 28.9%. This increase in income tax expense was primarily the result of the $13.8 million increase in pre-tax net income, or 31.5%. Our effective tax rate decreased to 37.6% for fiscal year 2015 from 38.4% for fiscal year 2014. The effective tax rate for fiscal year 2015 was lower than the prior year effective tax rates primarily as a result of a discrete tax benefit related to the impact from the finalization of employment-based tax credits associated with fiscal years 2015 and 2014 and the impact from a slight reduction in the projected state effective tax on the net deferred income tax liabilities.

Net Income

As a result of the foregoing, net income increased to $35.8 million for fiscal year 2015 from $26.9 million for fiscal year 2014, an increase of $8.9 million, or 33.2%.

Adjusted EBITDA

Adjusted EBITDA increased to $94.1 million for fiscal year 2015 from $75.4 million for fiscal year 2014, an increase of $18.7 million, or 24.8%. The increase in Adjusted EBITDA for fiscal year 2015 is due primarily to our increase in net sales which was driven by a 6.0% increase in comparable store sales and a 15.3% increase in store count over fiscal year 2014. Also, as a result of the sales increase, we were able to leverage a 50 basis point decrease in our selling, general and administrative expenses as a percentage of net sales for fiscal year 2015, all resulting to improve our Adjusted EBITDA performance compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility. Our primary cash needs are for capital expenditures and working capital. As of January 28, 2017, we had $98.8 million available to borrow under our $100.0 million Revolving Credit Facility and $98.7 million of cash and cash equivalents on hand. We had $195.0 million of outstanding borrowings under our Term Loan Facility. On May 27, 2015, we amended the credit agreements governing our Old Credit Facilities to, among other things, increase the size of the Old Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of our outstanding common stock. We also drew $50.0 million of borrowings on the Old Revolving Credit Facility, the proceeds of which were used to pay an aggregate cash dividend of $48.8 million to holders of our common stock. We repaid borrowings under our Old Revolving Credit Facility and a portion of our Old Term Loan Facility with the proceeds of our IPO. On January 29, 2016, we completed the Refinancing, in which we refinanced the Old Credit Facilities with the proceeds of the Credit Facilities, consisting of the $200.0 million Term Loan Facility and the $100.0 million Revolving Credit Facility, which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. See “—Factors affecting the comparability of our results of operations—Financing transactions and payments to stockholders” and “—Credit facilities.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. For fiscal year 2016, we spent $16.4 million for capital expenditures compared to $14.2 million for fiscal year 2015. We expect to fund capital expenditures from net cash provided by operating activities. We opened 31 new stores during fiscal year 2016 and expect to open between 33 and 35 new stores during fiscal year 2017. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology, in fiscal year 2017.

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

Based on our new store growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities and availability under our Revolving Credit Facility will be adequate to finance our planned capital expenditures, working capital requirements and debt service over the next 12 months. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Fiscal year
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$67,088	$45,848	$31,842
Net cash used in investing activities	(16,423)	(14,337)	(14,007)
Net cash provided by (used in) financing activities	17,759	(23,204)	(8,049)
Net increase during period in cash	$68,424	$8,307	$9,786

Cash Provided By Operating Activities

Net cash provided by operating activities for fiscal year 2016 was $67.1 million, an increase from $45.8 million for fiscal year 2015. The increase in net cash provided by operating activities was primarily the result of increased net income due to the opening of 31 new stores and increased profitability.

Net cash provided by operating activities for fiscal year 2015 was $ 45.8 million, an increase from $31.8 million for fiscal year 2014. The increase in fiscal year 2015 net cash provided by operating activities was primarily the result of increased income due to the opening of 27 net new stores and increased profitability. In addition, increases in accrued expenses were offset by a decrease in accounts payable due to the timing of rent and other payments.

Cash Used in Investing Activities

Net cash used in investing activities increased for fiscal year 2016 to $16.4 million from $14.3 million for fiscal year 2015. The increase in cash used in investing activities relates to capital expenditures for 31 new store openings in fiscal year 2016 compared to 28 new store openings in fiscal year 2015 and a purchase of one of our store locations in fiscal year 2016.

Net cash used in investing activities for fiscal year 2015 was $14.3 million, an increase from $14.0 million for fiscal year 2014. The increase in cash used in investing activities relates to capital expenditures for 28 new store openings in fiscal year 2015 compared to 22 new store openings in fiscal year 2014. The increase in cash used in investing activities can also be attributed to the purchase of certain tradenames during fiscal year 2015.

Cash Provided by/Used In Financing Activities

Net cash provided by financing activities for fiscal year 2016 was $17.8 million and net cash used in financing activities for fiscal year 2015 was $23.2 million. The current year favorable variance primarily reflects the $48.8 million dividend payment in fiscal year 2015, with no similar payments in fiscal year 2016.

Net cash used in financing activities for fiscal years 2015 and 2014 was $23.2 million and $8.0 million, respectively. The increase in net cash used in financing activities for fiscal year 2015 was primarily related to the repayment of debt offset by a decrease in the dividend payment in fiscal year 2015 when compared to the dividend payment in fiscal year 2014.

Credit facilities

On January 29, 2016, the Borrowers completed a transaction in which they refinanced the Old Credit Facilities with the proceeds of the Credit Facilities, consisting of the $200.0 million Term Loan Facility and the $100.0 million Revolving Credit Facility, which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. The proceeds of the Term Loan Facility, together with cash on hand, were used to repay the existing Old Credit Facilities. Loans under the Credit Facilities mature on January 29, 2021. The interest rates for the Credit Facilities are not subject to a floor and are calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the Eurodollar Rate plus 1.0%, plus the Applicable Margin, or, for Eurodollar Loans, the Eurodollar Rate plus the Applicable Margin. The Applicable Margin will vary from 0.75% to 1.25% for a Base Rate Loan and 1.75% to 2.25% for a Eurodollar Loan, based on reference to the total leverage ratio (total debt to Adjusted EBITDA, as defined in the agreement).

The credit agreement governing the Credit Facilities provides that the Borrowers may request increased commitments under the Revolving Credit Facility and additional term loans or additional term facilities under the Term Loan Facility, in each case, subject to certain conditions and in an aggregate principal amount not to exceed (x) $100.0 million, plus (y) in the case of any incremental term loans that serve to effectively extend the maturity of the Term Loan Facility, an amount equal to the reductions in the Term Loan Facility to be replaced thereby plus (z) an additional amount, subject to compliance on a pro forma basis with a total leverage ratio of no greater than 3.25: 1.00 as of January 28, 2017. The effective yield for any such incremental facility under the Term Loan Facility will be subject to a “most favored nation” pricing protection provision with a cushion of 0.50%. The incurrence of any incremental facility under the Term Loan Facility is subject to customary conditions precedent.

As of January 28, 2017, the Term Loan Facility is subject to amortization with principal payable in quarterly installments of $1.25 million to be made on the last business day of each fiscal quarter. The quarterly installment payments increase after January 29, 2018 to $2.50 million. The remaining initial aggregate advances under the Term Loan Facility are payable at maturity.

Under the terms of the Revolving Credit Facility, we can borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $100.0 million. The Revolving Credit Facility includes a $25.0 million sub-facility for letters of credit and a $25.0 million swingline loan facility. A variable unused line fee will be charged on the average daily unused portion of the Revolving Credit Facility of 0.375% per annum if the total leverage ratio is greater than 3.25: 1.00 or 0.250% if the total leverage ratio is less than 3.25: 1.00. A letter of credit fee will accrue on the aggregate face amount of outstanding letters of credit under the Revolving Credit Facility equal to the interest rate margin for Eurodollar Loans under the Revolving Credit Facility. In addition, a fronting fee will be paid to the letter of credit issuer on the aggregate face amount of outstanding standby letters of credit not to exceed 0.125% per annum, which fee shall be calculated based upon the actual number of days elapsed over a 360 day year and payable in arrears, on the first day of each quarter.

The Credit Facilities require the Borrowers to prepay, subject to certain exceptions, outstanding term loans with:

•	100% of net cash proceeds of any incurrence, issuance or sale of indebtedness, other than the net cash proceeds of indebtedness permitted under the Credit Facilities; and
•	100% of net cash proceeds of asset sales, subject to reinvestment rights and certain other exceptions.

The Revolving Credit Facility requires the Borrowers to first prepay outstanding loans and then cash collateralize outstanding letters of credit if at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and outstanding letters of credit under the Revolving Credit Facility exceeds the Line Cap, in an aggregate amount equal to such excess.

The Borrowers may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Credit Facilities at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar borrowings.

There is no scheduled amortization under the Revolving Credit Facility. The Revolving Credit Facility has a maturity date of January 29, 2021. The term loans under the Term Loan Facility mature on January 29, 2021. The Borrowers are required to repay installments on the term loans in quarterly principal amounts of (i) for each payment date that occurs on or prior to January 29, 2018, $1.25 million or (ii) for each payment date that occurs after January 29, 2018, $2.50 million, with the remaining amount payable on the maturity date.

All obligations under the Credit Facilities are unconditionally guaranteed by Bargain Parent, Inc. and certain of Ollie’s Holdings, Inc. existing and future direct and indirect wholly-owned domestic subsidiaries. All obligations under the Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Ollie’s Holdings, Inc.’s assets and the assets of the guarantors, including:

•	A first-priority pledge of all of Ollie’s Bargain Outlet, Inc.’s capital stock directly held by Ollie’s Holdings, Inc., a first-priority pledge of all of Ollie’s Holdings, Inc.’s capital stock directly held by Bargain Parent, Inc. and a first-priority pledge of all of the capital stock directly held by Ollie’s Holdings, Inc. and its subsidiary guarantors (which pledge, in the case of the capital stock of any foreign subsidiary or any “disregarded” domestic subsidiary, will be limited to 65% of the stock of such subsidiary); and
•	A first-priority security interest in substantially all of Ollie’s Holdings, Inc.’s and the guarantors’ tangible and intangible assets, including certain deposit accounts.

The Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, restrict the Borrowers’ ability and the ability of its subsidiaries to:

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

In addition, we are subject to a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0, tested quarterly. We also were subject to a total leverage ratio test of 4.00:1.00 through October 29, 2016 and are hereafter subject to a total leverage ratio test of 3.50:1.00.

The Credit Facilities also contain certain customary representations and warranties, affirmative covenants and reporting obligations. In addition, the lenders under the Credit Facilities will be permitted to accelerate the loans and terminate commitments thereunder or exercise other specified remedies available to secured creditors upon the occurrence of certain events of default, subject to certain grace periods and exceptions, which will include, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material indebtedness, certain events of bankruptcy and insolvency, certain pension plan related events, material judgments and any change of control.

As of January 28, 2017, we had $195.0 million of outstanding borrowings on the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $98.8 million of borrowing availability, letter of credit commitments of $1.0 million and $0.2 million of rent reserves. The interest rate on the outstanding borrowings under the Term Loan Facility was 1.75% plus the 30-day Eurodollar Rate, or 2.53%. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum. We incurred unused line fees of $0.3 million, $0.4 million and $0.2 million for fiscal years 2016, 2015 and 2014, respectively. The loans under the Credit Facilities mature on January 29, 2021.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases.

As of January 28, 2017, our contractual obligations and other commitments were:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Operating lease obligation (1)	$44,664	$80,950	$57,715	$55,008	$238,337
Principal payments of debt (2)	5,077	20,182	170,000	—	195,259
Interest on long-term debt (3)	5,045	9,272	4,223	—	18,540
Total	$54,786	$110,404	$231,938	$55,008	$452,136
(1)	Includes the initial lease term and optional renewal terms that are included in the lease term of our store and distribution center leases in accordance with accounting guidance related to leases.
(2)	Includes the aggregate principal payments under the Term Loan Facility and assumes no borrowings under our Revolving Credit Facility.
(3)	Represents the expected cash payments for interest on our long-term debt based on the interest rates in place and the amounts outstanding as of the end of each period.

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

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. Our financial statements, which have been prepared in accordance with GAAP, require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For a detailed discussion on the application of these and other accounting policies, See Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Goodwill/Intangible assets

We amortize intangible assets over their useful lives unless it is determined such lives are indefinite. Goodwill and intangible assets having indefinite useful lives are not amortized to earnings, but instead are subject to annual impairment testing or more frequently if events or circumstances indicate that the value of goodwill or intangible assets having indefinite useful lives might be impaired.

Entities have an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative test. The goodwill quantitative impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after the allocation is the implied fair value of the reporting unit goodwill. Fair value of the sole reporting unit for our most recent quantitative test was determined utilizing a combination of valuation methods including both the income approach (including a discounted cash flow analysis) and market approaches (including prior transaction method and comparable public company multiples). The fair value estimates utilized in the impairment testing reflect the use of Level 3 inputs. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We have selected the fiscal month ending date of October as the annual impairment testing date. For fiscal years 2016, 2015 and 2014, we completed a qualitative impairment test. Based upon the procedures described above, no impairment of goodwill existed.

We are also required to perform impairment tests annually or more frequently if events or circumstances indicate that the value of our nonamortizing intangible assets might be impaired. Our nonamortizing intangible assets as of January 28, 2017 and January 30, 2016 consisted of a tradename. Entities have an option to perform a qualitative assessment to determine whether further impairment testing of nonamortizing intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative test. We perform the quantitative impairment test using the discounted cash flow method based on management’s projections to determine the fair value of the asset. The carrying amount of the asset is then compared to the fair value. If the carrying amount is greater than fair value, an impairment loss is recorded for the amount that fair value is less than the carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For fiscal years 2016, 2015 and 2014, we completed a qualitative impairment test. Based upon the procedures described above, no impairment of the tradename existed.

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

Prior to the consummation of the IPO, our associates were eligible to receive awards as part of our equity incentive plan (the “2012 Plan”). Following the consummation of the IPO, associates are eligible to receive awards from our 2015 Plan. Our stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards which will be forfeited. Prior to the IPO, we were a private company with no active public market for our common stock. Therefore, prior to the IPO, in connection with each grant of stock options, the fair value of the common stock underlying the awards was determined by and approved by our Board with the assistance of management, which intended all stock options granted to be exercisable at a price per share not less than the per share fair value of our common stock. Given the absence of a public trading market for our common stock, estimating the fair value of our common stock has required complex and subjective judgments and assumptions, including:

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

Stock option grants

We granted stock options at an exercise price of $8.70 per share pursuant to our 2012 Plan and determined that the fair value of the common stock on the date of grant was $8.70 per share for the following grant dates:

Issuance date	Number of options issued
September 28, 2012	5,152,575
March 13, 2013	304,750
June 11, 2013	28,750
September 10, 2013	34,500
December 10, 2013	11,500
March 11, 2014	362,250

In assessing the reasonableness of the fair value of our common stock for the above grants, we considered the following:

•	the grants that were issued on September 28, 2012 were concurrent with the CCMP Acquisition, which occurred at a value per common stock share of $8.70, which therefore, was determined to be the fair value of the common stock for purposes of the grants.
•	for the period from September 28, 2012 to March 11, 2014, no material changes had occurred to the variables impacting the fair value of our common stock that would result in a better indication of fair value than the price at which the CCMP Acquisition was completed.

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

Grant Date	Pre-dividend exercise price	Post-dividend exercise price
All grants on or before March 11, 2014	$7.49	$6.48
June 10, 2014	9.04	8.03
September 9, 2014	9.99	8.97
December 9, 2014	11.62	10.60
March 10, 2015	12.56	11.54

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax-planning strategies in making this assessment. As of January 28, 2017 and January 30, 2016, we have a net deferred tax liability of $89.2 million and $87.2 million, respectively.

We have no material accrual for uncertain tax positions or interest or penalties related to income taxes as of January 28, 2017 or January 30, 2016, and have not recognized any material uncertain tax positions or interest or penalties related to income taxes during fiscal years 2016, 2015 or 2014.

Recently Issued Accounting Pronouncements

Recently issued accounting standards are discussed in Note 1(w) to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. Our Credit Facilities include a Term Loan Facility and a Revolving Credit Facility with advances tied to a borrowing base. Because our Credit Facilities bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of January 28, 2017, we had no outstanding variable rate debt under our Revolving Credit Facility and $195.0 million of outstanding variable rate debt under our Term Loan Facility. Based on our January 28, 2017 Term Loan Facility balance, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $2.0 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2017. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule 1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedule based on our audits.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ollie’s Bargain Outlet Holdings, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP

Philadelphia, Pennsylvania
March 29, 2017

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 28, 2017	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$98,683	$30,259
Inventories	210,107	190,608
Accounts receivable	301	183
Prepaid expenses and other assets	3,739	2,756
Total current assets	312,830	223,806
Property and equipment, net of accumulated depreciation of $38,393 and $28,270, respectively	46,333	39,292
Goodwill	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,636 and $1,259, respectively	232,977	233,354
Other assets	2,385	2,520
Total assets	$1,039,375	$943,822
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,077	$5,018
Accounts payable	50,448	52,075
Income taxes payable	4,548	4,102
Accrued expenses	44,748	35,573
Total current liabilities	104,821	96,768
Revolving credit facility	—	—
Long-term debt	188,923	193,433
Deferred income taxes	89,224	87,171
Other long-term liabilities	5,146	4,501
Total liabilities	388,114	381,873
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	—	—
Common stock - 500,000 shares authorized at $0.001 par value; 60,756 and 58,807 shares issued, respectively	61	59
Additional paid-in capital	565,861	536,315
Retained earnings	85,425	25,661
Treasury - common stock, at cost; 9 shares	(86)	(86)
Total stockholders’ equity	651,261	561,949
Total liabilities and stockholders’ equity	$1,039,375	$943,822

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$890,315	$762,370	$637,975
Cost of sales	529,904	459,506	384,465
Gross profit	360,411	302,864	253,510
Selling, general and administrative expenses	242,891	209,783	178,832
Depreciation and amortization expenses	8,443	7,172	6,987
Pre-opening expenses	6,883	6,337	4,910
Operating income	102,194	79,572	62,781
Interest expense, net	5,935	15,416	18,432
Loss on extinguishment of debt	—	6,710	671
Income before income taxes	96,259	57,446	43,678
Income tax expense	36,495	21,607	16,763
Net income	$59,764	$35,839	$26,915
Earnings per common share:
Basic	$0.99	$0.67	$0.56
Diluted	$0.96	$0.64	$0.55
Weighted average common shares outstanding:
Basic	60,160	53,835	48,202
Diluted	62,415	55,796	48,609

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

	Common stock – Class A		Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 1, 2014	48,203	$48	—	$—	—	$—	$423,668	$20,423	$444,139
Stock-based compensation expense	—	—	—	—	—	—	3,761	—	3,761
Dividend paid ($1.20 per share)	—	—	—	—	—	—	(34,351)	(23,600)	(57,951)
Purchase of treasury stock	—	—	—	—	(3)	(29)	—	—	(29)
Net income	—	—	—	—	—	—	—	26,915	26,915
Balance as of January 31, 2015	48,203	48	—	—	(3)	(29)	393,078	23,738	416,835
Stock-based compensation expense	—	—	—	—	—	—	5,035	—	5,035
Proceeds from stock options exercised	5	—	335	1	—	—	2,270	—	2,271
Excess tax benefit related to exercises of stock options	—	—	—	—	—	—	1,068	—	1,068
Conversion of Class A and Class B common stock to a single class of common stock	(48,208)	(48)	48,208	48	—	—	—	—	—
Proceeds from issuance of common stock, net of expenses	—	—	10,264	10	—	—	149,796	—	149,806
Dividend paid ($1.01 per share)	—	—	—	—	—	—	(14,932)	(33,916)	(48,848)
Purchase of treasury stock	—	—	—	—	(6)	(57)	—	—	(57)
Net income	—	—	—	—	—	—	—	35,839	35,839
Balance as of January 30, 2016	—	—	58,807	59	(9)	(86)	536,315	25,661	561,949
Stock-based compensation expense	—	—	—	—	—	—	6,685	—	6,685
Proceeds from stock options exercised	—	—	1,949	2	—	—	13,302	—	13,304
Excess tax benefit related to exercises of stock options	—	—	—	—	—	—	9,559	—	9,559
Net income	—	—	—	—	—	—	—	59,764	59,764
Balance as of January 28, 2017	—	—	60,756	$61	(9)	$(86)	$565,861	$85,425	$651,261

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cash flows from operating activities:
Net income	$59,764	$35,839	$26,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,291	8,913	8,051
Amortization of debt issuance costs	746	1,273	1,471
Amortization of original issue discount	25	436	579
Loss on extinguishment of debt	—	6,710	671
Amortization of intangibles	377	428	734
Gain on disposal of assets	(4)	—	(14)
Deferred income tax provision (benefit)	1,867	(1,731)	(3,419)
Deferred rent expense	1,369	1,873	1,144
Stock-based compensation expense	6,685	5,035	3,761
Excess tax benefit related to exercises of stock options	(9,559)	(1,068)	—
Changes in operating assets and liabilities:
Inventories	(19,499)	(20,736)	(23,654)
Accounts receivable	(118)	135	21
Prepaid expenses and other assets	(1,264)	(730)	3,220
Accounts payable	(1,822)	1,543	13,113
Income taxes payable	10,005	468	(2,330)
Accrued expenses and other liabilities	8,225	7,460	1,579
Net cash provided by operating activities	67,088	45,848	31,842
Cash flows from investing activities:
Purchases of property and equipment	(16,438)	(14,203)	(14,110)
Acquisition of intangible assets	—	(157)	—
Proceeds from sale of property and equipment	15	23	103
Net cash used in investing activities	(16,423)	(14,337)	(14,007)
Cash flows from financing activities:
Borrowings on revolving credit facility	946,683	858,053	674,457
Repayments on revolving credit facility	(946,683)	(858,053)	(674,457)
Borrowings on term loan	—	200,000	59,592
Repayments on term loan and capital leases	(5,104)	(324,076)	(7,612)
Proceeds from issuance of common stock, net of expenses	—	149,806	—
Proceeds from stock option exercises	13,304	2,271	—
Excess tax benefit related to exercises of stock options	9,559	1,068	—
Payment of debt issuance costs	—	(3,368)	(2,049)
Payment of dividend	—	(48,848)	(57,951)
Purchase of treasury stock	—	(57)	(29)
Net cash provided by (used in) financing activities	17,759	(23,204)	(8,049)
Net increase in cash and cash equivalents	68,424	8,307	9,786
Cash and cash equivalents at the beginning of the period	30,259	21,952	12,166
Cash and cash equivalents at the end of the period	$98,683	$30,259	$21,952
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,179	$13,829	$19,867
Income taxes	$24,859	$22,824	$22,703
Non-cash investing activities:
Accrued purchases of property and equipment	$1,009	$402	$437

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies
(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referenced to as “the Company” or “Ollie’s”), principally buys overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s, in order to provide consistently value-priced goods in select key merchandise categories.

Since the first store opened in 1982, the Company has grown to 234 Ollie’s Bargain Outlet retail locations as of January 28, 2017. Ollie’s Bargain Outlet retail locations are currently located in 19 states (Alabama, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia).

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearest to January 31st. References to the fiscal year ended January 28, 2017 refer to the period from January 31, 2016 to January 28, 2017 (“fiscal year 2016”). References to the fiscal year ended January 30, 2016 refer to the period from February 1, 2015 to January 30, 2016 (“fiscal year 2015”). References to the fiscal year ended January 31, 2015 refer to the period from February 2, 2014 to January 31, 2015 (“fiscal year 2014”). Fiscal years 2016, 2015 and 2014 each include 52 weeks.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

(d)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Ollie’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the Company’s term loan. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of their short maturities. The carrying amount of the Company’s term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

A financial instrument which potentially subjects the Company to a concentration of credit risk is cash. Ollie’s currently maintains its day-to-day operating cash balances with major financial institutions. The Company’s operating cash balances are in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. From time to time, Ollie’s invests temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although the Company maintains balances which exceed the FDIC insured limit, it has not experienced any losses related to this balance, and Ollie’s believes the credit risk to be minimal.

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

The useful lives for the purpose of computing depreciation and amortization are as follows:

Software	3 years
Automobiles	5 years
Computer equipment	5 years
Furniture, fixtures, and equipment	7-10 years
Buildings	27.5 years
Leasehold improvements	Lesser of lease term or useful life
(j)	Goodwill/Intangible Assets

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

Entities have an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative test. The goodwill quantitative impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after the allocation is the implied fair value of the reporting unit goodwill. Fair value of the sole reporting unit for the most recent quantitative test was determined utilizing a combination of valuation methods including both the income approach (including a discounted cash flow analysis) and market approaches (including prior transaction method and comparable public company multiples). The fair value estimates utilized in the impairment testing reflect the use of Level 3 inputs. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company has selected the fiscal month ending date of October as the annual impairment testing date. For fiscal years 2016, 2015 and 2014, the Company completed a qualitative impairment test. Based upon the procedures described above, no impairment of goodwill existed.

The Company is also required to perform impairment tests annually or more frequently if events or circumstances indicate that the value of its nonamortizing intangible assets might be impaired. The Company’s nonamortizing intangible assets as of January 28, 2017 and January 30, 2016 consisted of a tradename. Entities have an option to perform a qualitative assessment to determine whether further impairment testing of nonamortizing intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative test. The Company performs the quantitative impairment test using the discounted cash flow method based on management’s projections to determine the fair value of the asset. The carrying amount of the asset is then compared to the fair value. If the carrying amount is greater than fair value, an impairment loss is recorded for the amount that fair value is less than the carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. For fiscal years 2016, 2015 and 2014, the Company completed a qualitative impairment test. Based upon the procedures described above, no impairment of the tradename existed.

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

The Company measures the cost of employee services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. For stock option awards, the Company estimates grant date fair value using the Black-Scholes option pricing model. For restricted stock unit awards, grant date fair value is determined based upon the closing trading value of the Company’s stock on the date of grant. In both cases, stock-based compensation is recorded on a straight-line basis over the vesting period for the entire award. Excess tax benefits related to stock option exercises were reflected as financing cash inflows in fiscal years 2016, 2015 and 2014.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Beginning balance	$247	$247	$207
Provisions	34,995	30,835	27,292
Sales returns	(34,903)	(30,835)	(27,252)
Ending balance	$339	$247	$247
(n)	Cost of Sales

Cost of sales includes merchandise cost, transportation costs, inventory markdowns, shrink, and distribution, warehousing, and storage costs.

(o)	Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of payroll and benefits for stores, field support, and support center employees. Selling, general and administrative expenses also include marketing and advertising expense, occupancy costs for stores and the store support center, insurance, corporate infrastructure and other selling, general and administrative expenses.

(p)	Advertising Costs

Advertising costs primarily consist of newspaper circulars, email campaigns, media broadcasts and prominent advertising at professional and collegiate sporting events and are charged to expense the first time the advertising occurs. Advertising expense for fiscal years 2016, 2015 and 2014 was $28.0 million, $25.8 million and $23.1 million, respectively.

(q)	Operating Leases

Other than one store location, which is owned, the Company leases its store locations, distribution centers and office facilities. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions – or some combination of these items. For leases of store locations and the store support center, the Company recognizes rent expense in selling, general and administrative expenses. For leases of distribution centers, the Company recognizes rent expense within cost of sales. All rent expense is recorded on a straight-line basis over the accounting lease term, which includes lease renewals determined to be reasonably assured. Additionally, the commencement date of the accounting lease term reflects the earlier of the date the Company becomes legally obligated for the lease payments or the date the Company takes possession of the building for initial construction and setup. The excess rent expense over the actual cash paid for rent is accounted for as deferred rent. Leasehold improvement allowances received from landlords and other lease incentives are recorded as deferred rent liabilities and are recognized in selling, general and administrative expenses on a straight-line basis over the accounting lease term.

(r)	Pre-Opening Costs

Pre-opening costs (costs of opening new stores and distribution facilities, including grand opening promotions, payroll, travel, training, and store setup costs, as well as store closing costs) are expensed as incurred.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(s)	Debt Issuance Costs and Original Issue Discount

Debt issuance costs and original issue discount are amortized to interest expense using the effective interest method, over the life of the related debt. As of January 28, 2017 and January 30, 2016, debt issuance costs, net of accumulated amortization, were $2.8 million and $3.6 million, respectively, and original issue discount, net of accumulated amortization, was $0.1 million for both periods. The amortization expense for debt issuance costs was $0.7 million, $1.3 million and $1.5 million, respectively, and the amortization expense for the original issue discount was $25,000, $0.4 million and $0.6 million, respectively, for fiscal years 2016, 2015 and 2014. The write off of unamortized debt issuance and original issue discount costs recorded in loss on extinguishment of debt on the consolidated statements of income totaled $0.0 million, $6.7 million and $0.7 million, respectively, for fiscal years 2016, 2015, and 2014.

(t)	Self-Insurance Liabilities

Under a number of the Company's insurance programs, which include the Company's employee health insurance program, its workers' compensation and general liability insurance programs, the Company is liable for a portion of its losses. Ollie’s is self-insured for certain losses related to the company sponsored employee health insurance program. The Company estimates the accrued liabilities for its self-insurance programs using historical claims experience and loss reserves. To limit the Company’s exposure to losses, a stop-loss coverage is maintained through third-party insurers.

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

Ollie’s files consolidated federal and state income tax returns. For years before 2012, the Company is no longer subject to U.S. federal income tax examinations. State income tax returns are filed in various state tax jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

(v)	Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed exercise of stock options into shares of common stock as if those stock options were exercised and the assumed lapse of restrictions on restricted stock units.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net income	$59,764	$35,839	$26,915
Weighted average number of common shares outstanding – Basic	60,160	53,835	48,202
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	2,255	1,961	407
Weighted average number of common shares outstanding - Diluted	62,415	55,796	48,609
Earnings per common share – Basic	$0.99	$0.67	$0.56
Earnings per common share - Diluted	$0.96	$0.64	$0.55

Weighted average stock option shares totaling 81,616, 651,400 and 2,971,140 as of January 28, 2017, January 30, 2016, and January 31, 2015, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(w)	Recent Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The amendments in ASU 2014-09 were originally effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, while also permitting early application. With these changes, ASU 2014-09 will become effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017, with adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. While the Company is still evaluating ASU 2014-09, at this time it is not expected that the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing a right-of-use asset and lease liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. Substantially all of the Company’s store locations and distribution centers are subject to operating lease arrangements. Information under existing lease guidance with respect to rent required under non-cancelable operating leases, including option renewal periods that are reasonably assured, that have an initial or remaining lease term in excess of one year is included in Note 7. The Company is currently evaluating the impact of the adoption of this new standard on its consolidated financial statements and related disclosures, and anticipates it will result in significant right-of-use assets and related liabilities on its consolidated balance sheets.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify the accounting for share-based payment award transactions. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year, and will be adopted by the Company in the first quarter of fiscal 2017. The Company anticipates the new standard will result in an increase in the number of shares used in the calculation of diluted earnings per share and will add volatility to the Company’s effective tax rate and income tax expense. The magnitude of such impacts will depend in part on whether significant employee stock option exercises occur.

(x)	Reclassification

Certain prior-year amounts have been reclassified to conform to current-year presentation.

(2)	Property and Equipment

Property and equipment consists of the following (in thousands):

	January 28, 2017	January 30, 2016
Land	$1,601	$—
Building	1,225	—
Furniture, fixtures, and equipment	71,621	58,713
Leasehold improvements	8,641	7,530
Automobiles	1,638	1,319
	84,726	67,562
Less accumulated depreciation	(38,393)	(28,270)
	$46,333	$39,292

Depreciation and amortization expense of property and equipment was $10.3 million, $8.9 million, and $8.1 million for fiscal years 2016, 2015, and 2014, respectively, of which $8.4 million, $7.2 million, and $7.0 million, respectively, is included in the depreciation and amortization expenses on the consolidated statements of income. The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	January 28, 2017	January 30, 2016
Non-amortizing intangible assets:
Goodwill	$444,850	$444,850
Tradename	230,559	230,559
Amortizing intangible assets:
Favorable leases	4,054	4,054
Accumulated amortization:
Favorable leases	(1,636)	(1,259)
	$677,827	$678,204

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amortization expense for fiscal years 2016 and 2015 was $0.4 million, which was charged to rent expense for favorable leases. Amortization expense for fiscal year 2014 was $0.7 million, which included amortization for favorable leases and the customer database. Estimated amortization expense of intangible assets during the next five fiscal years and thereafter is shown below (in thousands):

Fiscal year ending:
February 3, 2018	$338
February 2, 2019	335
February 1, 2020	310
January 30, 2021	281
January 29, 2022	237
Thereafter	917
Total remaining amortization	$2,418

Favorable lease intangible assets are being amortized on a straight-line basis over their respective lease terms plus assumed option renewal periods (weighted average remaining life of approximately 8.7 and 9.4 years as of January 28, 2017 and January 30, 2016, respectively).

(4)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 28, 2017	January 30, 2016
Compensation and benefits	$12,136	$10,775
Advertising	5,594	3,519
Freight	5,429	3,620
Real estate related	3,464	2,659
Insurance	3,418	2,605
Sales and use taxes	2,564	2,278
Other	12,143	10,117
	$44,748	$35,573
(5)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	January 28, 2017	January 30, 2016
Term loan	$193,740	$198,385
Capital lease	260	66
Total debt	194,000	198,451
Less: current portion	(5,077)	(5,018)
Long-term debt	$188,923	$193,433

As of January 28, 2017, the scheduled principal payments of debt are as follows (in thousands):

Fiscal year ending:
February 3, 2018	$5,077
February 2, 2019	10,091
February 1, 2020	10,091
January 30, 2021	170,000
Total cash principal payments	195,259
Less: Unamortized original issue discount	(87)
Less: Unamortized term loan deferred financing fees	(1,172)
Total cash principal payments, net	$194,000

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On September 28, 2012, the Company entered into two credit agreements with a total value of $300.0 million. The $300.0 million was comprised of a $75.0 million revolving credit facility (“Revolving Credit Facility”) and a $225.0 million term loan (“Term Loan”). On February 26, 2013, the Company entered into a First Amendment to the Term Loan which allowed the Company to borrow an additional principal amount of $50.0 million.

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

On May 27, 2015, the Company amended the Term Loan and Revolving Credit Facility (collectively the “Senior Secured Credit Facilities”) to, among other things, increase the size of the Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of the Company’s outstanding common stock. On May 27, 2015, the Company borrowed $50.0 million under the Revolving Credit Facility and the proceeds were used to pay an aggregate cash dividend of $48.8 million to holders of outstanding common stock. The total dividend amount was recorded as a reduction of retained earnings of $33.9 million to reduce the retained earnings balance as of the dividend date to zero and the additional $14.9 million was recorded as a reduction of additional paid-in capital.

In July 2015, the Company repaid $50.0 million on the Revolving Credit Facility and $103.1 million of principal on the Amended Term Loan using proceeds from the initial public offering (“IPO”). In connection with this repayment of debt, $1.5 million of debt issuance costs and $0.8 million of original issue discount were written off and included in loss on extinguishment of debt.

On January 29, 2016, the Company completed a transaction in which it refinanced the Senior Secured Credit Facilities with the proceeds from a new credit facility (“New Credit Facilites”). The New Credit Facilities consist of the $200.0 million term loan (“New Term Loan Facility”) and the $100.0 million new revolving credit facility (“New Revolving Credit Facility”), which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. The proceeds of the New Term Loan Facility together with cash on hand were used to repay the existing Senior Secured Credit Facilities. The Company incurred various arrangement fees and legal fees totaling $2.1 million, of which $2.0 million was recognized as deferred financing fees and $0.1 million was recognized as selling, general and administrative expenses. In connection with the termination of the Senior Secured Credit Facilities, $2.9 million of debt issuance cost and $1.4 million of original issue discount were accelerated on the date of the amendment and included in loss on extinguishment of debt. Loans under the New Credit Facilities mature on January 29, 2021.

The interest rates for the New Credit Facilities are not subject to a floor and are calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the Eurodollar Rate plus 1.0%, plus the Applicable Margin, or, for Eurodollar Loans, the Eurodollar Rate plus the Applicable Margin. The Applicable Margin will vary from 0.75% to 1.25% for a Base Rate Loan and 1.75% to 2.25% for a Eurodollar Loan, based on reference to the total leverage ratio (total debt to Adjusted EBITDA, as defined in the agreement). As of January 28, 2017, the interest rate on the outstanding borrowings under the New Term Loan Facility was 1.75% plus the 30-day Eurodollar Rate, or 2.53%.

The New Term Loan Facility is subject to amortization with principal payable in quarterly installments of $1.25 million, to be made on the last business day of each fiscal quarter prior to maturity, which commenced on April 29, 2016. The quarterly installment payments increase after fiscal year ending February 3, 2018 to $2.5 million. The remaining initial aggregate advances under the New Term Loan Facility are payable at maturity.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of January 28, 2017 and January 30, 2016, the amounts outstanding under the New Term Loan Facility are net of unamortized original issue discount of $0.1 million and deferred financing fees of $1.2 million and $1.5 million, respectively.

Under the terms of the New Revolving Credit Facility, as of January 28, 2017, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of January 28, 2017, Ollie’s had $195.0 million of outstanding borrowings on the New Term Loan Facility and no outstanding borrowings under the New Revolving Credit Facility, with $98.8 million of borrowing availability, letter of credit commitments of $1.0 million and $0.2 million of rent reserves. The New Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum. The Company incurred unused line fees of $0.3 million, $0.4 million and $0.2 million for fiscal years 2016, 2015 and 2014, respectively.

The New Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and total leverage ratio test of 3.50 to 1.0. The Company was in compliance with all terms of the New Credit Facilities during and as of the fiscal year ended January 28, 2017.

The provisions of the New Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 28, 2017, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions party to the Company’s New Credit Facilities, subject to certain exceptions.

(6)	Income Taxes

The components of income tax provision (benefit) are as follows (in thousands):

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Current:
Federal	$29,280	$19,625	$16,760
State	5,348	3,713	3,422
	34,628	23,338	20,182
Deferred:
Federal	1,829	(849)	(2,114)
State	38	(882)	(1,305)
	1,867	(1,731)	(3,419)
Income tax expense	$36,495	$21,607	$16,763

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.6	3.2	3.2
Other	(0.7)	(0.6)	0.2
	37.9%	37.6%	38.4%

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2017	January 30, 2016
Deferred tax assets:
Inventory reserves	$1,378	$1,236
Deferred rent	2,343	1,815
Stock-based compensation	4,783	4,753
Other	2,048	3,918
Total deferred tax assets	10,552	11,722
Deferred tax liabilities:
Tradename	(89,520)	(89,669)
Depreciation	(9,345)	(8,217)
Leases	(911)	(1,007)
Total deferred tax liabilities	(99,776)	(98,893)
Net deferred tax liabilities	$(89,224)	$(87,171)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of January 28, 2017 and January 30, 2016.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of January 28, 2017 or January 30, 2016, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for fiscal years 2016, 2015, or 2014.

(7)	Commitments and Contingencies

Other than one store location, which is owned, Ollie’s leases its stores, office, and distribution facilities under operating leases that expire at various dates through 2031. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales. A majority of the Company’s leases also require a payment for all or a portion of insurance, real estate taxes, water and sewer costs, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which Ollie’s may extend the lease terms for five years. Minimum rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the lease term.

Rent expense on all operating leases consisted of the following (in thousands):

	Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Minimum annual rentals	$36,970	$32,263	$28,707
Contingent rentals	110	123	78
	$37,080	$32,386	$28,785

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following is a schedule by year of future minimum rental payments required under non-cancelable operating leases, including option renewal periods that are reasonably assured, that have initial or remaining lease terms in excess of one year as of January 28, 2017 (in thousands):

Fiscal year ending:
February 3, 2018	$44,664
February 2, 2019	42,741
February 1, 2020	38,209
January 30, 2021	32,489
January 29, 2022	25,226
Thereafter	55,008
Total minimum lease payments	$238,337

Ollie’s is subject to litigation in the normal course of business. The Company does not believe such actions, either individually or collectively, will have a significant impact on Ollie’s financial position or results of operations.

(8)	Equity Incentive Plan

During 2012, Ollie’s established an equity incentive plan (the “2012 Plan”), under which stock options were granted to executive officers and key employees as deemed appropriate under the provisions of the 2012 Plan, with an exercise price at the fair value of the underlying stock on the date of grant. The vesting period for options granted under the 2012 Plan is five years (20% ratably per year). Options granted under the 2012 Plan are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. As of July 15, 2015, the date of the pricing of the IPO (see Note 10), no additional equity grants will be made under the 2012 Plan.

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee. The Company uses authorized and unissued shares to satisfy share award exercises. As of January 28, 2017, there were 4,146,545 shares available for grant under the 2015 Plan.

Stock Options

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity and related information follows for fiscal years 2014, 2015 and 2016 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at February 1, 2014	5,279,075	$6.48
Granted	920,000	7.68
Forfeited	(188,600)	6.57
Outstanding at January 31, 2015	6,010,475	6.66
Granted	1,403,500	13.61
Forfeited	(82,500)	7.91
Exercised	(339,650)	6.69
Outstanding at January 30, 2016	6,991,825	8.04
Granted	518,277	20.37
Forfeited	(135,390)	9.09
Exercised	(1,948,752)	6.83
Outstanding at January 28, 2017	5,425,960	9.62	6.8	$107,028
Exercisable at January 28, 2017	2,924,654	7.32	6.1	$64,442

The intrinsic value of stock options exercised for fiscal years 2016 and 2015 was $43.9 million and $5.3 million, respectively.

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

The expected life of stock options is estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

The weighted average grant date fair value per option for options granted during fiscal years 2016, 2015 and 2014 was $6.47, $5.05 and $3.57, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Risk-free interest rate	1.72%	1.99%	2.22%
Expected dividend yield	—	—	—
Expected life (years)	6.25 years	6.25 years	6.5 years
Expected volatility	28.52%	31.56%	34.80%

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Stock Units (“RSUs”)

RSUs are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over three or four years or cliff vest in four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for fiscal year 2016 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 30, 2016	—	$—
Granted	137,458	20.36
Forfeited	(740)	20.26
Nonvested balance at January 28, 2017	136,718	20.36

Stock Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $6.7 million, $5.0 million and $3.8 million for fiscal years 2016, 2015 and 2014, respectively. The Company recognized $2.5 million, $1.9 million and $1.4 million in income tax benefit for fiscal years 2016, 2015 and 2014, respectively, in the consolidated statements of income for share-based award compensation.

As of January 28, 2017, there was $12.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years. Compensation costs related to awards are recognized using the straight-line method.

(9)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan (“the Plan”), qualified under Internal Revenue Code (IRC) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan and matches the employee’s contribution up to 25% of the first 6% of their annual compensation. The portion that the Company matches is vested ratably over six years. The employer matching contributions to the Plan were $0.2 million for fiscal years 2016, 2015 and 2014.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions for fiscal years 2016 and 2015. Discretionary contributions were $0.3 million for fiscal year 2014.

(10)	Common Stock

Stockholders Agreement

The Company and its shareholders have entered into a Stockholders Agreement dated September 28, 2012, which provides for, among others, certain covenants and conditions, information, first refusal, take along, come along and rights of participation.

Initial Public Offering

In connection with the Company’s July 15, 2015 IPO, the Company amended its existing Stockholders Agreement, in which a number of provisions, including provisions relating to the election of directors and certain transfer restrictions, were automatically terminated. Immediately prior to the IPO, the Company amended and restated its certificate of incorporation to reflect the conversion of all Class B common stock to

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Class A common stock. In addition, all shares of Class A common stock were recapitalized into a single class of common stock. As part of the IPO, the Company increased its authorized common stock shares to 500,000,000 at $0.001 par value per share and authorized 50,000,000 shares of preferred stock at $0.001 par value per share.

The Company issued 8,925,000 shares of its common stock in connection with its IPO. In addition, on July 17, 2015, the underwriters of the IPO exercised their option to purchase an additional 1,338,750 shares of common stock from the Company. As a result, 10,263,750 shares of common stock were issued and sold by the Company at a price of $16.00 per share.

As a result of the IPO, the Company received net proceeds of $153.1 million, after deducting the underwriting fees of $11.1 million. The Company used the net proceeds from the IPO to pay off outstanding borrowings under the Revolving Credit Facility and a portion of the outstanding principal balance of the Term Loan. See Note 5, “Debt Obligations and Financing Arrangements.”

Secondary Offerings

On February 18, 2016, the Company completed a secondary offering of 7,873,063 shares of common stock, of which 1,152,500 shares were sold by certain directors, officers and employees upon the exercise of stock options in connection with the offering. In addition, on February 19, 2016, the underwriters exercised their option to purchase an additional 1,180,959 shares of the Company’s common stock from certain selling stockholders. As a result, 9,054,022 shares of common stock were sold by certain selling stockholders at a price of $19.75 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering, except for $7.5 million of proceeds from the exercise of stock options. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with the secondary offering, which are included in selling, general and administrative expenses in the consolidated statement of income for fiscal year 2016.

On June 6, 2016, the Company completed a secondary offering of 12,152,800 shares of common stock. In addition, on June 10, 2016, the underwriters exercised their option to purchase an additional 1,822,920 shares of the Company’s common stock from certain selling stockholders. As a result, 13,975,720 shares of common stock were sold by certain selling stockholders at a price of $25.00 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in selling, general and administrative expenses in the consolidated statement of income for fiscal year 2016.

On September 6, 2016, the Company completed a secondary offering of 13,725,798 shares of common stock. The shares were sold by certain selling stockholders at a price of $26.07 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in selling, general and administrative expenses in the consolidated statement of income for fiscal year 2016.

Treasury Shares

During fiscal years 2015 and 2014, the Company repurchased 5,750 and 2,875 Class A common stock shares, respectively, from shareholders for $9.99 per share. The Company records the value of its common stock held in treasury at cost. There were no additional shares purchased during fiscal year 2016.

(11)	Transactions with Affiliates and Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2023. The annual lease payments are $1.3 million for the next five years and the total remaining payments after the next five years are $3.2 million.

During fiscal years 2016, 2015 and 2014, the Company paid $0.1 million, $0.2 million and $0.2 million, respectively, for the use of an airplane owned by a related party.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)	Segment Reporting

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

The following table summarizes the percentage of net sales by merchandise category for each year presented:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Sales by merchandise category:
Housewares	12.7%	13.1%	14.7%
Food	12.7	13.2	12.5
Books and stationery	10.6	11.5	10.9
Bed and bath	10.1	10.1	10.1
Floor coverings	8.0	8.6	9.6
Electronics	6.7	5.6	4.5
Toys	5.2	4.9	5.1
Other	34.0	33.0	32.6
	100.0%	100.0%	100.0%
(13)	Quarterly Results of Operations and Seasonality (Unaudited)

Quarterly financial results for fiscal years 2016 and 2015 were as follows (in thousands, except for per share data):

	Fiscal Year 2016 (1)				Fiscal Year 2015 (1)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$283,355	$201,985	$211,256	$193,719	$243,402	$174,565	$181,933	$162,470
Gross profit	113,392	84,190	83,814	79,015	98,839	69,924	70,058	64,043
Net income	24,420	10,461	13,135	11,748	16,064	6,762	6,352	6,661
Basic earnings per common share	$0.40	$0.17	$0.22	$0.20	$0.27	$0.12	$0.13	$0.14
Diluted earnings per common share	$0.39	$0.17	$0.21	$0.19	$0.26	$0.11	$0.12	$0.13
(1)	The sum of the quarterly per share amounts may not equal per share amounts reported for the fiscal year end due to rounding.

The Company’s business is seasonal in nature and demand is generally the highest in the fourth fiscal quarter due to the holiday sales season. To prepare for the holiday sales season, Ollie’s must order and keep in stock more merchandise than is carried during other times of the year and generally engage in additional marketing efforts. The Company expects inventory levels, along with accounts payable and accrued expenses, to reach their highest levels in the third and fourth fiscal quarters in anticipation of increased net sales during the holiday sales season. As a result of this seasonality, and generally because of variation in consumer spending habits, the Company experiences fluctuations in net sales and working capital requirements during the year.

(14)	Subsequent Event

On March 23, 2017, the Company paid down $40.0 million on its New Term Loan Facility using existing cash.

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets
(In thousands)

	January 28, 2017	January 30, 2016
Assets
Total current assets	$—	$—
Long-term assets:
Investment in subsidiaries	651,261	561,949
Total assets	$651,261	$561,949

Liabilities and stockholders’ equity
Total current liabilities	$—	$—
Total long-term liabilities	—	—
Total liabilities	—	—
Stockholders’ equity:
Common stock	61	59
Additional paid-in capital	565,861	536,315
Retained earnings	85,425	25,661
Treasury stock, at cost	(86)	(86)
Total stockholders’ equity	651,261	561,949
Total liabilities and stockholders’ equity	$651,261	$561,949

See accompanying notes.

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income
(In thousands)

Fiscal year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	—	—	—
Depreciation and amortization expenses	—	—	—
Pre-opening expenses	—	—	—
Operating income	—	—	—
Interest expense, net	—	—	—
Income before income taxes and equity in net income of subsidiaries	—	—	—
Income tax expense	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net income of subsidiaries	59,764	35,839	26,915
Net income	$59,764	$35,839	$26,915

See accompanying notes.

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.   Basis of presentation

In the parent-company-only financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (the Company) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during fiscal years 2016, 2015, or 2014.

2.   Guarantees and restrictions

Ollie’s Bargain Outlet, Inc., a subsidiary of the Company, had $195.0 million outstanding under the New Term Loan Facility as of January 28, 2017. Under the terms of the New Term Loan Facility, Bargain Parent, Inc. has guaranteed the payment of all principal and interest. In the event of a default under the New Term Loan Facility, Bargain Parent, Inc. will be directly liable to the debt holders. The New Term Loan Facility matures on January 29, 2021.

As of January 28, 2017, Ollie’s Bargain Outlet, Inc. also had $98.8 million available for borrowing under the New Revolving Credit Facility. Bargain Parent, Inc. has guaranteed all obligations under the New Revolving Credit Facility. In the event of default under the New Revolving Credit Facility, Bargain Parent, Inc. will be directly liable to the debt holders. The New Revolving Credit Facility matures on January 29, 2021.

The New Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of such agreements. The Company was in compliance with all terms of such agreements during and as of the fiscal year ended January 28, 2017.

The provisions of the New Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 28, 2017, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the New Credit Facilities, subject to certain exceptions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer), our Chief Financial Officer (our principal financial officer) and our Chief Accounting Officer (our principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of January 28, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of January 28, 2017, our disclosure controls and procedures are effective.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, assessed the effectiveness of internal control over financial reporting as of January 28, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of January 28, 2017, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2017 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 29, 2017 that appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ollie’s Bargain Outlet Holdings, Inc.:

We have audited Ollie’s Bargain Outlet Holdings, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ollie’s Bargain Outlet Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company‘s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ollie’s Bargain Outlet Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2017, and the related financial statement schedule, and our report dated March 29, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 29, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement in connection with our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of our fiscal year ended January 28, 2017, and is incorporated herein by reference.

In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The current version of the Code of Business Ethics is available on our website under the Investor Relations section at www.ollies.us. In accordance with the rules adopted by the SEC and the NASDAQ, we intend to promptly disclose any amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Investor Relations section at www.ollies.us. The information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Item 16.	Form 10-K Summary

Not applicable.

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: March 29, 2017	By:	/s/ John Swygert
Name: John Swygert
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

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

Signature	Title

/s/ Mark Butler	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Mark Butler

/s/ John Swygert	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
John Swygert

/s/ Jay Stasz	Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)
Jay Stasz

/s/ Richard Zannino	Director
Richard Zannino

/s/ Stephen White	Director
Stephen White

/s/ Stanley Fleishman	Director
Stanley Fleishman

/s/ Thomas Hendrickson	Director
Thomas Hendrickson

/s/ Robert Fisch	Director
Robert Fisch

Exhibit no.	Description
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