Form 10-Q
period 2017-04-29
Ollie's Bargain Outlet Holdings, Inc.
filed 2017-06-02
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 1, 2017 was 61,130,404.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
Net sales	$227,602	$193,719
Cost of sales	134,667	114,704
Gross profit	92,935	79,015
Selling, general and administrative expenses	61,731	54,809
Depreciation and amortization expenses	2,272	1,978
Pre-opening expenses	1,598	1,249
Operating income	27,334	20,979
Interest expense, net	1,334	1,664
Loss on extinguishment of debt	397	-
Income before income taxes	25,603	19,315
Income tax expense	6,637	7,567
Net income	$18,966	$11,748
Earnings per common share:
Basic	$0.31	$0.20
Diluted	$0.29	$0.19
Weighted average common shares outstanding:
Basic	60,880	59,669
Diluted	64,389	61,867

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	April 29, 2017	April 30, 2016	January 28, 2017
Current assets:
Cash and cash equivalents	$33,720	$37,129	$98,683
Inventories	246,630	206,413	210,107
Accounts receivable	330	262	301
Prepaid expenses and other assets	3,312	6,153	3,739
Total current assets	283,992	249,957	312,830
Property and equipment, net of accumulated depreciation of $41,144, $30,680 and $38,393, respectively	47,061	41,203	46,333
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,574, $1,354 and $1,636, respectively	232,890	233,259	232,977
Other assets	2,338	2,497	2,385
Total assets	$1,011,131	$971,766	$1,039,375
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,340	$5,018	$5,077
Accounts payable	62,935	58,387	50,448
Income taxes payable	11,919	3,251	4,548
Accrued expenses	39,939	33,895	44,748
Total current liabilities	121,133	100,551	104,821
Revolving credit facility	-	-	-
Long-term debt	121,905	192,268	188,923
Deferred income taxes	88,360	86,603	89,224
Other long-term liabilities	5,259	4,498	5,146
Total liabilities	336,657	383,920	388,114
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued
Common stock - 500,000 shares authorized at $0.001 par value; 61,130, 60,011, and 60,756 shares issued, respectively	61	60	61
Additional paid-in capital	570,108	550,463	565,861
Retained earnings	104,391	37,409	85,425
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)
Total stockholders’ equity	674,474	587,846	651,261
Total liabilities and stockholders’ equity	$1,011,131	$971,766	$1,039,375

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 30, 2016	58,807	$59	(9)	$(86)	$536,315	$25,661	$561,949
Stock-based compensation expense	-	-	-	-	1,545	-	1,545
Proceeds from stock options exercised	1,204	1	-	-	7,824	-	7,825
Excess tax benefit related to exercises
of stock options	-	-	-	-	4,779	-	4,779
Net income	-	-	-	-	-	11,748	11,748
Balance as of April 30, 2016	60,011	$60	(9)	$(86)	$550,463	$37,409	$587,846
Balance as of January 28, 2017	60,756	$61	(9)	$(86)	$565,861	$85,425	$651,261
Stock-based compensation expense	-	-	-	-	1,911	-	1,911
Proceeds from stock options exercised	355	-	-	-	2,555	-	2,555
Vesting of restricted stock	26	-	-	-	-	-	-
Common shares withheld for taxes	(7)	-	-	-	(219)	-	(219)
Net income	-	-	-	-	-	18,966	18,966
Balance as of April 29, 2017	61,130	$61	(9)	$(86)	$570,108	$104,391	$674,474

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	April 29, 2017		April 30, 2016
Cash flows from operating activities:
Net income	$18,966		$11,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,775		2,411
Amortization of debt issuance costs	180		187
Amortization of original issue discount	5		6
Loss on extinguishment of debt	397		-
Gain (Loss) on disposal of assets	(8)		-
Amortization of intangibles	87		95
Deferred income tax benefit	(864)		(568)
Deferred rent expense	183		172
Stock-based compensation expense	1,911		1,545
Excess tax benefit related to exercise of stock options	-		(4,779)
Changes in operating assets and liabilities:
Inventories	(36,523)		(15,805)
Accounts receivable	(29)		(79)
Prepaid expenses and other assets	370		(3,478)
Accounts payable	11,746		6,811
Income taxes payable	7,371		3,928
Accrued expenses and other liabilities	(4,648)		(1,853)
Net cash provided by operating activities	1,919		341
Cash flows from investing activities:
Purchases of property and equipment	(2,953)		(4,821)
Proceeds from sale of property and equipment	8		-
Net cash used in investing activities	(2,945)		(4,821)
Cash flows from financing activities:
Borrowings on revolving credit facility	236,389		202,000
Repayments on revolving credit facility	(236,389)		(202,000)
Repayments on term loan and capital leases	(66,273)		(1,254)
Proceeds from stock option exercises	2,555		7,825
Common shares withheld for taxes	(219)		-
Excess tax benefit related to exercise of stock options	-		4,779
Net cash provided by (used in) financing activities	(63,937)		11,350
Net increase (decrease) in cash and cash equivalents	(64,963)	-	6,870
Cash and cash equivalents at the beginning of the period	98,683		30,259
Cash and cash equivalents at the end of the period	$33,720		$37,129
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,152		$1,469
Income taxes	$130		$4,247
Non-cash investing activities:
Accrued purchases of property and equipment	$1,518		$902

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 29, 2017 and April 30, 2017

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

Since the first store opened in 1982, the Company has grown to 239 Ollie’s Bargain Outlet retail locations as of April 29, 2017. Ollie’s Bargain Outlet retail locations are located in 20 states (Alabama, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia, and West Virginia) as of April 29, 2017.

Secondary Offering

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

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearest to January 31st.  References to the thirteen weeks ended April 29, 2017 and April 30, 2016 refer to the thirteen weeks from January 29, 2017 to April 29, 2017 and from January 31, 2016 to April 30, 2016, respectively.  References to the fiscal year ended January 28, 2017 refer to the period from January 31, 2016 to January 28, 2017 (“fiscal year 2016”). References to the fiscal year ended February 3, 2018 refer to the period from January 29, 2017 to February 3, 2018 (“fiscal year 2017”) which is a 53-week fiscal year.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of April 29, 2017 and April 30, 2016, and the condensed consolidated statements of income, condensed consolidated statements of stockholders’ equity and cash flows for the thirteen weeks ended April 29, 2017 and April 30, 2016 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for fiscal year 2017 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 29, 2017 and April 30, 2017

(Unaudited)

The Company’s balance sheet as of January 28, 2017, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2017 (“Annual Report”), but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for the fiscal year ended January 28, 2017 and footnotes thereto included in the Annual Report.

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

(f)	Recently Issued Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The amendments in ASU 2014-09 were originally effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, while also permitting early application. With these changes, ASU 2014-09 will become effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017, with adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. While the Company is still evaluating ASU 2014-09, at this time it is not expected that the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 29, 2017 and April 30, 2017

(Unaudited)

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which was intended to simplify the accounting for share-based payment award transactions.  The update modified several aspects of the accounting and reporting for employee share-based awards including excess tax benefits and deficiencies; forfeitures; tax withholding requirements and cash flow classification.  The Company has adopted the new standard for the thirteen weeks ended April 29, 2017 and elected to continue with the use of no forfeiture rate estimate in the determination of share-based compensation expense for stock based compensation awards.  Excess tax benefits or deficiencies, historically recorded to additional paid-in capital are now recorded to income tax expense as they occur on a prospective basis.  In addition, the Company is now presenting the excess tax benefit on stock options exercised and restricted stock awards vested prospectively in cash flows from operating activities as opposed to the historical presentation in cash flows from financing activities.  Lastly, the update revised the diluted earnings per share calculation prospectively to exclude the excess tax benefit which was previously included in the assumed proceeds for share buybacks under the treasury stock method.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 29, 2017 and April 30, 2017

(Unaudited)

The following table summarizes those effects for the diluted net income per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended
	April 29, 2017	April 30, 2016

Net income	$18,966	$11,748
Weighted average number of common shares outstanding – Basic	60,880	59,669
Dilutive impact of stock options and restricted stock units	3,509	2,198
Weighted average number of common shares outstanding - Diluted	64,389	61,867
Earnings per common share – Basic	$0.31	$0.20
Earnings per common share - Diluted	$0.29	$0.19

Weighted average stock options and restricted stock units totaling 195,626 and 312,952 for the thirteen weeks ended April 29, 2017 and April 30, 2016 respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(3)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	April 29, 2017	April 30, 2016	January 28, 2017
Compensation and benefits	$8,235	$7,138	$12,136
Freight	6,943	5,041	5,429
Advertising	3,849	2,240	5,594
Sales and use taxes	3,448	2,777	2,564
Real estate related	3,446	2,510	3,464
Insurance	2,892	3,034	3,418
Other	11,126	11,155	12,143
	$39,939	$33,895	$44,748

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 29, 2017 and April 30, 2017

(Unaudited)

(4)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	April 29, 2017	April 30, 2016	January 28, 2017

Term loan, net	$127,968	$197,224	$193,740
Capital leases	277	62	260
Total debt	128,245	197,286	194,000
Less: current portion	(6,340)	(5,018)	(5,077)
Long-term debt	$121,905	$192,268	$188,923

On January 29, 2016, the Company refinanced its existing senior secured credit facilities with the proceeds of its new Credit Facilities (as defined below).  The new credit facilities consist of a $200.0 million term loan (“Term Loan Facility”) and a $100.0 million revolving credit facility (“Revolving Credit Facility”, and together with the Term Loan Facility, the “Credit Facilities”) which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

The interest rates for the Credit Facilities are not subject to a floor and are calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the Eurodollar Rate plus 1.0%, plus the Applicable Margin, or, for Eurodollar Loans, the Eurodollar Rate plus the Applicable Margin. The Applicable Margin will vary from 0.75% to 1.25% for a Base Rate Loan and 1.75% to 2.25% for a Eurodollar Loan, based on reference to the total leverage ratio. The Credit Facilities mature on January 29, 2021.

As of April 29, 2017, the Term Loan Facility is subject to amortization with principal payable in quarterly installments of $1.25 million to be made on the last business day of each fiscal quarter prior to maturity which commenced on April 29, 2016.  The quarterly installment payments increase after the fiscal year ending February 3, 2018 to $2.5 million.  The remaining initial aggregate advances under the Term Loan Facility are payable at maturity.

The Company made voluntary prepayments under the Term Loan Facility totaling $65.0 million during the thirteen weeks ended April 29, 2017.  In connection with these prepayments, $0.3 million of debt issuance cost and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the thirteen weeks ended April 29, 2017.  In accordance with the terms of the Term Loan Facility, prepayments were applied against the remaining scheduled installment payments of principal due in respect of the Term Loan Facility in direct order of maturity.  As a result, the Company is no longer obligated to make the scheduled installment payments of principal; however, the Company currently intends to continue to make these payments and as a result has classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Under the terms of the Revolving Credit Facility, as of April 29, 2017 the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of April 29, 2017, Ollie’s had $128.0 million of outstanding indebtedness under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $97.8 million of borrowing availability, letter of credit commitments of $2.0 million and $0.2 million of rent reserves.  The interest rate on the outstanding borrowings under the Term Loan Facility was 1.75% plus the 30-day Eurodollar Rate, or 2.74%.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 29, 2017 and April 30, 2017

(Unaudited)

As of April 29, 2017, April 30, 2016 and January 28, 2017 the amounts outstanding under the Term Loan Facility, are net of unamortized original issue discount in each period of $0.1 million and deferred financing fees of $0.7 million, $1.4 million and $1.2 million, in each respective period.

The Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and a total leverage test of no greater than 3.5 to 1.0. The Company was in compliance with all terms of the Credit Facilities during the thirteen weeks ended April 29, 2017.

The provisions of the Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of April 29, 2017, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facilities, subject to certain exceptions.

(5)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen weeks ended April 29, 2017 and April 30, 2016 were 25.9% and 39.2%, respectively. The effective tax rate was lower for the thirteen weeks ended April 29, 2017 primarily as a result of the discrete tax benefit of $3.2 million related to the excess tax benefits from adopting ASU 2016-09, Stock Compensation.

(6)	Commitments and Contingencies

The Company commenced 12 new store leases during the thirteen weeks ended April 29, 2017.  The fully executed leases have initial terms typically between five to ten years with options to renew for two to four successive five-year periods.  The initial terms of these new store leases have future minimum lease payments totaling approximately $16.5 million.

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

During 2012, Ollie’s established an equity incentive plan (the “2012 Plan”), under which stock options were granted to executive officers and key employees as deemed appropriate under the provisions of the 2012 Plan, with an exercise price at the fair value of the underlying stock on the date of grant. The vesting period for options granted under the 2012 Plan is five years (20% ratably per year). Options granted under the 2012 Plan are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. As of July 15, 2015, the date of the pricing of the initial public offering, no additional equity grants will be made under the 2012 Plan.

In connection with the initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee. The Company uses authorized and unissued shares to satisfy share award exercises. As of April 29, 2017, there were 3,723,269 shares available for grant under the 2015 Plan.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 29, 2017 and April 30, 2017

(Unaudited)

Stock Options

The exercise price for stock options is determined at the fair value on the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for the thirteen weeks ended April 29, 2017 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 28, 2017	5,425,960	$9.62
Granted	346,348	32.19
Forfeited	(17,193)	12.70
Exercised	(354,881)	7.18
Outstanding at April 29, 2017	5,400,234	12.17	6.8
Exercisable at April 29, 2017	2,980,857	8.08	6.1

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

The weighted average grant date fair value per option for options granted during the thirteen weeks ended April 29, 2017 and April 30, 2016 was $10.56 and $6.44, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 29, 2017 and April 30, 2017

(Unaudited)

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
Risk-free interest rate	2.20%	1.72%
Expected dividend yield	—	—
Expected term (years)	6.25 years	6.25 years
Expected volatility	28.36%	28.52%

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over three or four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSUs activity and related information for the thirteen weeks ended April 29, 2017, is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 28, 2017	136,718	$20.36
Granted	94,121	32.19
Vested	(25,886)	20.26
Nonvested balance at April 29, 2017	204,953	25.81

Stock Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.9 million for the thirteen weeks ended April 29, 2017, and $1.5 million for the thirteen weeks ended April 30, 2016 .

As of April 29, 2017 there was $17.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years as of April 29, 2017.  Compensation costs related to awards are recognized using the straight-line method.

(8)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s has made $0.3 million in rent payments to such related parties during each of the thirteen weeks ended April 29, 2017 and April 30, 2016.

During the thirteen weeks ended April 29, 2017 and April 30, 2016, the Company paid approximately $35,000 and $20,000, respectively, for the use of an airplane owned by a related party.

Index
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2017. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Company”, “Ollie’s”, “we”, “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2017” refer to the period from January 29, 2017 to February 3, 2018 and consists of a 53-week fiscal year. References to “fiscal year 2016”refer to the period from January 31, 2016 to January 28, 2017 and consists of a 52-week fiscal year. The fiscal quarters or “first quarter” ended April 29, 2017 and April 30, 2016 refer to the thirteen weeks from January 29, 2017 to April 29, 2017 and from January 31, 2016 to April 30, 2016, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, or by the inclusion of forecasts or projections, the outlook for the Company’s future business, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our failure to adequately manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our ability to manage our inventory balances; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the loss of, or disruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; the risks associated with doing business with international manufacturers; changes in government regulations, procedures and requirements, the risk associated with the anticipated loss of our emerging growth company status; and our ability to service our indebtedness and to comply with our financial covenants together with the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report on Form 10-K. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Ollie’s undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Our Growth Strategy

Since 1982, when we were founded, we have grown organically by backfilling in existing marketplaces and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer.  Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 239 stores located in 20 states as of April 29, 2017.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target new stores sales of approximately $3.8 million.

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

We have opened five new stores during the thirteen weeks ended April 29, 2017.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are typically between five to ten years with options to renew for two to four successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers.  For new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs.  Pre-opening expenses for new stores are expensed as they are incurred, majority of which occurs typically within 30 to 45 days of opening a new store. For distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses and occupancy costs.

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

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes. Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock based compensation expense, non-cash purchase accounting items, transaction related expenses, and debt financing expenses, which we do not consider representative of our ongoing operating performance.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations.”

Factors Affecting the Comparability of our Results of Operations

Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Historical Results

Historical results are not necessarily indicative of the results to be expected for any future period.

Financing Transactions

On January 29, 2016, we completed a transaction, (“Refinancing”) in which we refinanced the existing senior secured credit facilities with the proceeds of the new Credit Facilities (as defined below).  The new credit facilities consist of a $200.0 million term loan (“Term Loan Facility”) and $100.0 million revolving credit facility (“Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”) which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

We made voluntary prepayments under the Term Loan Facility totaling $65.0 million during the thirteen weeks ended April 29, 2017.  In connection with these prepayments, $0.3 million of debt issuance cost and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the thirteen weeks ending April 29, 2017.  In accordance with the terms of the Term Loan Facility, the prepayments were applied against the remaining scheduled installment payments of principal due in respect of the Term Loan Facility in direct order of maturity.  As a result, we are no longer obligated to make the scheduled installment payments of principal however, we currently intend to continue to make these payments and as a result have classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Index
Other Transactions

On February 18, 2016, we completed a secondary offering of 7,873,063 shares of common stock, of which 1,152,500 shares were sold by certain directors, officers and employees upon the exercise of stock options in connection with the offering. In addition, on February 19, 2016, the underwriters exercised their option to purchase an additional 1,180,959 shares of the Company’s common stock from certain selling stockholders.  As a result 9,054,022 shares of common stock were sold by selling stockholders at a price of $19.75 per share in this secondary offering. We did not sell any shares in or receive any proceeds from this secondary offering, except for $7.5 million of proceeds from the exercise of stock options. We incurred expenses of $0.6 million related to legal, accounting and other fees in connection with the secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statement of income for the thirteen weeks ended April 30, 2016.

Store Openings

We opened five new stores in both of the thirteen weeks ended April 29, 2017 and April 30, 2016. In connection with these store openings, we incurred pre-opening expenses of $1.6 million and $1.2 million for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.

Distribution Center

In April 2014, we opened our second distribution center, located in Commerce, GA.  As of April 29, 2017, we are entitled to occupy 699,840 square feet of the facility and are under a lease obligation to incrementally add square footage up to 962,280 square feet through November 2017.  We expect to make additional expenditures related to our utilization of this additional space during fiscal year 2017.

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

We derived the condensed consolidated statements of income for the thirteen weeks ended April 29, 2017 and April 30, 2016 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index
	Thirteen weeks ended
	April 29, 2017	April 30, 2016
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$227,602	$193,719
Cost of sales	134,667	114,704
Gross profit	92,935	79,015
Selling, general and administrative expenses	61,731	54,809
Depreciation and amortization expenses	2,272	1,978
Pre-opening expenses	1,598	1,249
Operating income	27,334	20,979
Interest expense, net	1,334	1,664
Loss on extinguishment of debt	397	-
Income before income taxes	25,603	19,315
Income tax expense	6,637	7,567
Net income	$18,966	$11,748
Percentage of net sales (1):
Net sales	100.0%	100.0%
Cost of sales	59.2	59.2
Gross profit	40.8	40.8
Selling, general and administrative expenses	27.1	28.3
Depreciation and amortization expenses	1.0	1.0
Pre-opening expenses	0.7	0.6
Operating income	12.0	10.8
Interest expense, net	0.6	0.9
Loss on extinguishment of debt	0.2	—
Income before income taxes	11.2	10.0
Income tax expense	2.9	3.9
Net income	8.3%	6.1%
Select operating data:
New store openings	5	5
Number of stores open at end of period	239	208
Average net sales per store (2)	$962	$945
Comparable stores sales change	1.7%	6.0%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
	( dollars in thousands)
Net Income	$18,966	$11,748
Interest expense, net	1,334	1,664
Loss on extinguishment of debt	397	-
Depreciation and amortization expenses (1)	2,862	2,505
Income tax expense	6,637	7,567
EBITDA	30,196	23,484
Non-cash stock based compensation expense	1,911	1,545
Non-cash purchase accounting items (2)	(22)	(48)
Transaction related expenses (3)	-	890
Adjusted EBITDA	$32,085	$25,871

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.
(2)
In September 2012 we were acquired by affiliates of CCMP Capital Advisors, LLP, along with certain members of management (the “CCMP Acquisition”).  Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.

(3)	Represents professional services and expenses primarily related to the secondary offering on February 18, 2016.

First Quarter 2017 Compared to First Quarter 2016

Net Sales

Net sales increased to $227.6 million in the thirteen weeks ended April 29, 2017 from $193.7 million in the thirteen weeks ended April 30, 2016, an increase of $33.9 million, or 17.5%.  The increase was the result of a comparable store sales increase of $3.3 million, or 1.7% and a non-comparable store sales increase of $30.6 million.  The increase in non-comparable store sales was driven by sales from the new stores opened during fiscal year 2016 but were not open for a full 15 months during the first fiscal quarter of 2017.

Comparable store sales increased 1.7% for the thirteen weeks ended April 29, 2017 compared to a 6.0% increase for the thirteen weeks ended April 30, 2016.  The increase in comparable store sales for the thirteen weeks ended April 29, 2017 was driven by strong sales in our electronic accessories and health & beauty aids departments offset by decreases in the books and furniture departments.

Cost of Sales

Cost of sales increased to $134.7 million in the thirteen weeks ended April 29, 2017 from $114.7 million in the thirteen weeks ended April 30, 2016, an increase of $20.0 million, or 17.4%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $92.9 million in the thirteen weeks ended April 29, 2017 from $79.0 million in the thirteen weeks ended April 30, 2016, an increase of $13.9 million, or 17.6%. Gross margin remained consistent year over year at 40.8% due to decreased merchandise margins offset by decreased distribution center and transportation costs as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A increased to $61.7 million in the thirteen weeks ended April 29, 2017 from $54.8 million in the thirteen weeks ended April 30, 2016, an increase of $6.9 million, or 12.6%.

Index
Included in SG&A expenses in the first quarter of fiscal year 2016 were approximately $0.9 million of transaction related expenses primarily from the Company’s secondary stock offering on February 18, 2016. SG&A expenses increased 14.5% to $61.7 million and as a percent of net sales decreased 70 basis points to 27.1%, excluding the $0.9 million of transaction related expenses from SG&A for the thirteen weeks ended April 30, 2016. Other than the transaction related expenses, the increase in SG&A expenses was primarily driven by increased selling expenses related to new store growth and increased sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $1.6 million in the thirteen weeks ended April 29, 2017 from $1.2 million in the thirteen weeks ended April 30, 2016, an increase of $0.4 million. The increase in pre-opening expenses during the thirteen weeks ended April 29, 2017 was due to the timing and number of new store openings.

Interest Expense, Net

Net interest expense decreased to $1.3 million in the thirteen weeks ended April 29, 2017 from $1.7 million in the thirteen weeks ended April 30, 2016, a decrease of $0.4 million, or 19.8%.  During the first quarter we made prepayments on the Term Loan Facility of $65.0 million.  As a result, interest expense for the thirteen weeks ended April 29, 2017 decreased when compared to the thirteen weeks ended April 30, 2016.

Income Tax Expense

Income tax expense for the thirteen weeks ended April 29, 2017 was $6.6 million compared to $7.6 million for the thirteen weeks ended April 30, 2016, a decrease of $1.0 million, or 12.3%.  The decrease in income tax expense was the result of a lower effective tax rate related to a discrete tax benefit of $3.2 million for the adoption the ASU 2016-09, Stock Compensation.

Net Income

As a result of the foregoing, net income increased to $19.0 million in the thirteen weeks ended April 29, 2017 from $11.7 million in the thirteen weeks ended April 30, 2016, an increase of $7.3 million or 61.4%.

Adjusted EBITDA

Adjusted EBITDA increased to $32.1 million for the thirteen weeks ended April 29, 2017 from $25.9 million for the thirteen weeks ended April 30, 2016, an increase of $6.2 million, or 24.0%.  We achieved increased gross profit dollars due to the increased sales volume. Additionally, as a result of the sales increase for the thirteen weeks ended April 29, 2017, our SG&A as a percentage of net sales decreased by 70 basis points, after excluding transaction costs incurred in the thirteen weeks ended April 30, 2016, all resulting in increased Adjusted EBITDA compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of April 29, 2017 we had $97.8 million of available borrowings under our Revolving Credit Facility, $33.7 million of cash and cash equivalents on hand, and $128.8 million of outstanding borrowings under our Term Loan as of April 29, 2017.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. For the thirteen weeks ended April 29, 2017 we have spent $3.0 million for capital expenditures compared to $4.8 million for the thirteen weeks ended April 30, 2016. We expect to fund capital expenditures from net cash provided by operating activities. We opened five new stores during the thirteen weeks ended April 29, 2017 and expect to open between 33 and 35 new stores during fiscal year 2017. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology in fiscal year 2017.

Index
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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen weeks ended
	April 29, 2017	April 30, 2016
	(in thousands)
Net cash provided by operating activities	$1,919	$341
Net cash used in investing activities	(2,945)	(4,821)
Net cash provided by (used in) financing activities	(63,937)	11,350
Net increase (decrease) in cash and cash equivalents	$(64,963)	$6,870

Cash Provided by Operating Activities

Net cash provided by operating activities for the thirteen weeks ended April 29, 2017 was $1.9 million compared to $0.3 million of net cash provided by operating activities for the thirteen weeks ended April 30, 2016.  The increase in net cash provided by operating activities for the thirteen weeks ended April 29, 2017 was primarily due to increases in net income and changes in certain working capital accounts including account payable payments.

Cash Used in Investing Activities

Net cash used in investing activities for the thirteen weeks ended April 29, 2017 was $2.9 million, compared to $4.8 million for the thirteen weeks ended April 30, 2016. The decrease in cash used in investing activities primarily relates to certain equipment purchases for the Commerce, GA distribution center in the first quarter of fiscal year 2016.

Cash Provided By (Used In) Financing Activities

Net cash used in financing activities for the thirteen weeks ended April 29, 2017 was $63.9 million compared to cash provided by financing activities for the thirteen weeks ended April 30, 2016 of $11.4 million. The increase in net cash flows used in financing activities for the thirteen weeks ended April 29, 2017 was primarily related to $65.0 million of additional term loan repayments during the first quarter of fiscal year 2017.

Index
Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than those which occur in the ordinary course of business.

During the thirteen weeks ended April 29, 2017, 12 new store leases commenced.  The fully executed leases have initial terms typically between five to ten years with options to renew for two to four successive five-year periods which have future minimum lease payments which total approximately $16.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of April 29, 2017, we had no outstanding borrowings under our Revolving Credit Facility and $128.8 million of outstanding indebtedness under the Term Loan Facility. The impact of a 1.0% rate change on the outstanding balance of the Term Loan Facility as of April 29, 2017 would be approximately $1.3 million.

As of April 29, 2017, other than as set out in Item 1A below, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K filed with the SEC on March 29, 2017.

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

Index
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is: (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended April 29, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

See Item 1A in our Annual Report on Form 10-K for the year ended January 28, 2017 for a detailed description of risk factors affecting the Company.  There have been no significant changes from the risk factors previously disclosed in those filings.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 2, 2017	/s/	John Swygert

John Swygert
Executive Vice President and
Chief Financial Officer