Form 10-Q
period 2017-07-29
Ollie's Bargain Outlet Holdings, Inc.
filed 2017-09-01
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 31, 2017 was 61,412,239.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$254,645	$211,256	$482,247	$404,975
Cost of sales	154,419	127,442	289,086	242,146
Gross profit	100,226	83,814	193,161	162,829
Selling, general and administrative expenses	65,778	57,737	127,509	112,546
Depreciation and amortization expenses	2,375	2,068	4,647	4,046
Pre-opening expenses	2,255	2,024	3,853	3,273
Operating income	29,818	21,985	57,152	42,964
Interest expense, net	1,124	1,471	2,458	3,135
Loss on extinguishment of debt	-	-	397	-
Income before income taxes	28,694	20,514	54,297	39,829
Income tax expense	8,982	7,379	15,619	14,946
Net income	$19,712	$13,135	$38,678	$24,883
Earnings per common share:
Basic	$0.32	$0.22	$0.63	$0.42
Diluted	$0.30	$0.21	$0.60	$0.40
Weighted average common shares outstanding:
Basic	61,194	60,046	61,037	59,857
Diluted	64,889	62,358	64,640	62,113

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	July 29, 2017	July 30, 2016	January 28, 2017
Current assets:
Cash and cash equivalents	$24,820	$30,732	$98,683
Inventories	253,008	215,724	210,107
Accounts receivable	766	163	301
Prepaid expenses and other assets	4,193	7,484	3,739
Total current assets	282,787	254,103	312,830
Property and equipment, net of accumulated depreciation of $43,942, $33,181 and $38,393, respectively	49,975	44,967	46,333
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,658, $1,448 and $1,636, respectively	232,806	233,165	232,977
Other assets	2,319	2,435	2,385
Total assets	$1,012,737	$979,520	$1,039,375
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$8,887	$5,052	$5,077
Accounts payable	53,276	54,181	50,448
Income taxes payable	1,936	-	4,548
Accrued expenses	37,040	33,738	44,748
Total current liabilities	101,139	92,971	104,821
Revolving credit facility	-	-	-
Long-term debt	119,552	191,209	188,923
Deferred income taxes	87,600	85,582	89,224
Other long-term liabilities	6,675	4,964	5,146
Total liabilities	314,966	374,726	388,114
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 61,295, 60,165, and 60,756 shares issued, respectively	61	60	61
Additional paid-in capital	573,693	554,276	565,861
Retained earnings	124,103	50,544	85,425
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)
Total stockholders’ equity	697,771	604,794	651,261
Total liabilities and stockholders’ equity	$1,012,737	$979,520	$1,039,375

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 30, 2016	58,807	$59	(9)	$(86)	$536,315	$25,661	$561,949
Stock-based compensation expense	-	-	-	-	3,272	-	3,272
Proceeds from stock options exercised	1,358	1	-	-	9,194	-	9,195
Excess tax benefit related to exercises of stock options	-	-	-	-	5,495	-	5,495
Net income	-	-	-	-	-	24,883	24,883
Balance as of July 30, 2016	60,165	$60	(9)	$(86)	$554,276	$50,544	$604,794

Balance as of January 28, 2017	60,756	$61	(9)	$(86)	$565,861	$85,425	$651,261
Stock-based compensation expense	-	-	-	-	4,039	-	4,039
Proceeds from stock options exercised	519	-	-	-	4,012	-	4,012
Vesting of restricted stock	27	-	-	-	-	-	-
Common shares withheld for taxes	(7)	-	-	-	(219)	-	(219)
Net income	-	-	-	-	-	38,678	38,678
Balance as of July 29, 2017	61,295	$61	(9)	$(86)	$573,693	$124,103	$697,771

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net income	$38,678	$24,883
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,667	4,911
Amortization of debt issuance costs	339	374
Amortization of original issue discount	9	12
Loss on extinguishment of debt	397	-
Loss on disposal of assets	26	-
Amortization of intangibles	171	189
Deferred income tax benefit	(1,624)	(1,589)
Deferred rent expense	1,088	636
Stock-based compensation expense	4,039	3,272
Excess tax benefit related to exercises of stock options	-	(5,495)
Changes in operating assets and liabilities:
Inventories	(42,901)	(25,116)
Accounts receivable	(465)	20
Prepaid expenses and other assets	(596)	(4,851)
Accounts payable	2,372	1,683
Income taxes payable	(2,612)	1,393
Accrued expenses and other liabilities	(7,272)	(2,008)
Net cash used in operating activities	(2,684)	(1,686)
Cash flows from investing activities:
Purchases of property and equipment	(8,667)	(9,982)
Proceeds from sale of property and equipment	17	-
Net cash used in investing activities	(8,650)	(9,982)
Cash flows from financing activities:
Borrowings on revolving credit facility	511,264	430,866
Repayments on revolving credit facility	(511,264)	(430,866)
Repayments on term loan and capital leases	(66,322)	(2,549)
Proceeds from stock option exercises	4,012	9,195
Common shares withheld for taxes	(219)	-
Excess tax benefit related to exercises of stock options	-	5,495
Net cash provided by (used in) financing activities	(62,529)	12,141
Net increase (decrease) in cash and cash equivalents	(73,863)	473
Cash and cash equivalents at the beginning of the period	98,683	30,259
Cash and cash equivalents at the end of the period	$24,820	$30,732
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,112	$2,762
Income taxes	$19,857	$20,482
Non-cash investing activities:
Accrued purchases of property and equipment	$1,470	$825

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 29, 2017 and July 30, 2016

(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referenced to as the “Company” or “Ollie’s”), principally buys overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to consistently provide value-priced goods in select key merchandise categories.

Since the first store opened in 1982, the Company has grown to 250 Ollie’s Bargain Outlet retail locations as of July 29, 2017. Ollie’s Bargain Outlet retail locations are located in 20 states (Alabama, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia, and West Virginia) as of July 29, 2017.

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

On June 6, 2016, the Company completed a secondary offering of 12,152,800 shares of common stock. In addition, on June 10, 2016, the underwriters exercised their option to purchase an additional 1,822,920 shares of the Company’s common stock from certain selling stockholders. As a result 13,975,720 shares of common stock were sold by certain selling stockholders at a price of $25.00 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in selling, general and administrative expenses in the condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 30, 2016.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearest to January 31st.  References to the thirteen weeks ended July 29, 2017 and July 30, 2016 refer to the thirteen weeks from April 30, 2017 to July 29, 2017 and from May 1, 2016 to July 30, 2016, respectively. The year-to-date periods ended July 29, 2017 and July 30, 2016 refer to the twenty-six weeks from January 29, 2017 to July 29, 2017 and January 31, 2016 to July 30, 2016, respectively. References to the fiscal year ended January 28, 2017 refer to the period from January 31, 2016 to January 28, 2017 (“fiscal year 2016”), which was a 52-week fiscal year. References to the fiscal year ending February 3, 2018 refer to the period from January 29, 2017 to February 3, 2018 (“fiscal year 2017”), which is a 53-week fiscal year.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 29, 2017 and July 30, 2016

(Unaudited)

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of July 29, 2017 and July 30, 2016, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively, and the condensed consolidated statements of stockholders’ equity and cash flows for the twenty-six weeks ended July 29, 2017 and July 30, 2016 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for fiscal year 2017 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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

Fair value is defined as the price which the Company would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, GAAP establishes a three‑level hierarchy used in measuring fair value, as follows:

•	Level 1 inputs are quoted prices available for identical assets and liabilities in active markets;

•
Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs which are observable or can be corroborated by observable market data; and

•	Level 3 inputs are less observable and reflect the Company’s assumptions.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 29, 2017 and July 30, 2016

(Unaudited)

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

(f)	Recently Issued Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The amendments in ASU 2014-09 were originally effective for reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, while also permitting early application. With these changes, ASU 2014-09 will become effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017, with adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating ASU 2014-09 to determine the impact to the Company’s consolidated financial statements.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which was intended to simplify the accounting for share-based payment award transactions.  The update modified several aspects of the accounting and reporting for employee share-based awards, including excess tax benefits and deficiencies; forfeitures; tax withholding requirements and cash flow classification.  The Company adopted the new standard during the first quarter of fiscal year 2017 and has elected to continue with the use of no forfeiture rate estimate in the determination of share-based compensation expense for stock based compensation awards.  Excess tax benefits or deficiencies, historically recorded to additional paid-in capital are now recorded to income tax expense as they occur on a prospective basis.  In addition, the Company is now presenting the excess tax benefit on stock options exercised and restricted stock awards vested prospectively in cash flows from operating activities as opposed to the historical presentation in cash flows from financing activities.  Lastly, the update revised the diluted earnings per share calculation prospectively to exclude the excess tax benefit which was previously included in the assumed proceeds for share buybacks under the treasury stock method.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 29, 2017 and July 30, 2016

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

The following table summarizes those effects for the diluted net income per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30,	July 29, 2017	July 30, 2016
		2016

Net income	$19,712	$13,135	$38,678	$24,883
Weighted average number of common shares outstanding – Basic	61,194	60,046	61,037	59,857
Dilutive impact of stock options and restricted stock units	3,695	2,312	3,603	2,256
Weighted average number of common shares outstanding - Diluted	64,889	62,358	64,640	62,113
Earnings per common share – Basic	$0.32	$0.22	$0.63	$0.42
Earnings per common share - Diluted	$0.30	$0.21	$0.60	$0.40

Weighted average stock options and restricted stock units totaling 345,414 and 2,166 for the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively, and 270,520 and 157,559 for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(3)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	July 29, 2017	July 30, 2016	January 28, 2017
Compensation and benefits	$8,630	$8,147	$12,136
Freight	5,184	5,225	5,429
Real estate related	3,623	2,876	3,464
Insurance	3,370	3,239	3,418
Sales and use taxes	2,990	2,376	2,564
Advertising	1,966	2,420	5,594
Other	11,277	9,455	12,143
	$37,040	$33,738	$44,748

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 29, 2017 and July 30, 2016

(Unaudited)

(4)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	July 29, 2017	July 30, 2016	January 28, 2017

Term loan, net	$128,027	$196,064	$193,740
Capital leases	412	197	260
Total debt	128,439	196,261	194,000
Less: current portion	(8,887)	(5,052)	(5,077)
Long-term debt	$119,552	$191,209	$188,923

On January 29, 2016, the Company refinanced its existing senior secured credit facility with the proceeds of its new Credit Facilities (as defined below).  The new credit facilities consist of a $200.0 million term loan (“Term Loan Facility”) and a $100.0 million revolving credit facility (“Revolving Credit Facility”, and together with the Term Loan Facility, the “Credit Facilities”), which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

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

As of July 29, 2017, the Term Loan Facility is subject to amortization with principal payable in quarterly installments of $1.25 million to be made on the last business day of each fiscal quarter prior to maturity.  The quarterly installment payments increase after the fiscal year ending February 3, 2018 to $2.5 million.  The remaining initial aggregate advances under the Term Loan Facility are payable at maturity.

The Company made voluntary prepayments under the Term Loan Facility totaling $65.0 million during the twenty-six weeks ended July 29, 2017.  In connection with these prepayments, $0.3 million of debt issuance cost and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the twenty-six weeks ended July 29, 2017.  In accordance with the terms of the Term Loan Facility, prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity.  As a result, the Company is no longer obligated to make the scheduled installment payments of principal; however, the Company currently intends to continue to make these payments and as a result has classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Under the terms of the Revolving Credit Facility, as of July 29, 2017 the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 29, 2017 and July 30, 2016

(Unaudited)

As of July 29, 2017, Ollie’s had $128.0 million of outstanding indebtedness under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $97.6 million of borrowing availability, letter of credit commitments of $2.2 million and $0.2 million of rent reserves.  The interest rate on the outstanding borrowings under the Term Loan Facility was 1.75% plus the 30-day Eurodollar Rate, or 2.98%.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

As of July 29, 2017, July 30, 2016 and January 28, 2017, the amounts outstanding under the Term Loan Facility are net of unamortized original issue discount in each period of $0.1 million and deferred financing fees of $0.7 million, $1.3 million and $1.2 million in each respective period.

The Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and a total leverage test of no greater than 3.5 to 1.0. The Company was in compliance with all terms of the Credit Facilities as of the thirteen and twenty-six weeks ended July 29, 2017.

The provisions of the Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of July 29, 2017, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facilities, subject to certain exceptions.

(5)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen and twenty-six weeks ended July 29, 2017 were 31.3% and 28.8%, respectively. The effective tax rates for the thirteen and twenty-six weeks ended July 30, 2016 were 36.0% and 37.5%, respectively. The effective tax rate was lower for the thirteen and twenty-six weeks ended July 29, 2017 primarily as a result of the discrete tax benefit of $1.9 million and $5.1 million, respectively, related to the excess tax benefits from adopting ASU 2016-09, Stock Compensation.

(6)	Commitments and Contingencies

The Company commenced 23 new leases during the twenty-six weeks ended July 29, 2017.  The fully executed leases have initial terms typically between five to ten years with options to renew for two to four successive five-year periods.  The initial terms of these new store leases have future minimum lease payments totaling approximately $30.7 million.

From time to time the Company may be involved in claims and legal actions that arise in the ordinary course of its business. The Company cannot predict the outcome of any litigation or suit to which it is a party.  However, the Company does not believe that an unfavorable decision of any of the current claims or legal actions against it, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.

(7)	Equity Incentive Plans

In connection with the initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee. The Company uses authorized and unissued shares to satisfy share award exercises. As of July 29, 2017, there were 3,774,863 shares available for grant under the 2015 Plan.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 29, 2017 and July 30, 2016

(Unaudited)

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for the twenty-six weeks ended July 29, 2017 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 28, 2017	5,425,960	$9.62
Granted	348,908	32.23
Forfeited	(72,681)	13.57
Exercised	(519,314)	7.72
Outstanding at July 29, 2017	5,182,873	11.28	6.6
Exercisable at July 29, 2017	3,045,287	8.42	5.9

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

The weighted average grant date fair value per option for options granted during the twenty-six weeks ended July 29, 2017 and July 30, 2016 was $10.57 and $6.45, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 29, 2017 and July 30, 2016

(Unaudited)

	Twenty-six weeks ended
	July 29, 2017	July 30, 2016
Risk-free interest rate	2.20%	1.72%
Expected dividend yield	—	—
Expected term (years)	6.25 years	6.25 years
Expected volatility	28.31%	28.52%

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over three or four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the twenty-six weeks ended July 29, 2017, is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 28, 2017	136,718	$20.36
Granted	95,455	32.32
Vested	(26,665)	20.37
Nonvested balance at July 29, 2017	205,508	25.91

Stock Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $2.1 million and $4.0 million  for the thirteen and twenty-six weeks ended July 29, 2017, respectively, and $1.7 million and $3.3 million for the thirteen and twenty-six weeks ended July 30, 2016, respectively.

As of July 29, 2017, there was $15.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years as of July 29, 2017.  Compensation costs related to awards are recognized using the straight-line method.

(8)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s has made $0.6 million in rent payments to such related parties during each of the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.

During the twenty-six weeks ended July 29, 2017 and July 30, 2016, the Company paid approximately $35,000 and $0.1 million, respectively, for the use of an airplane owned by a related party.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2017. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Company,” “Ollie’s,” “we,” “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2017” refer to the period from January 29, 2017 to February 3, 2018 and consists of a 53-week fiscal year. References to “fiscal year 2016”refer to the period from January 31, 2016 to January 28, 2017 and consisted of a 52-week fiscal year. The fiscal quarters or “second quarter” ended July 29, 2017 and July 30, 2016 refer to the thirteen weeks from April 30, 2017 to July 30, 2017 and May 1, 2016 to July 30, 2016, respectively. Year-to-date periods ended July 29, 2017 and July 30, 2016 refer to the twenty-six weeks from January 29, 2017 to July 29, 2017 and from January 31, 2016 to July 30, 2016, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, or by the inclusion of forecasts or projections, the outlook for the Company’s future business, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the loss of, or disruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; the risks associated with doing business with international manufacturers; risks associated with the timely and effective deployment and protection of computer and electronic systems; changes in government regulations, procedures and requirements; and our ability to service our indebtedness and to comply with our financial covenants, together with the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report on Form 10-K. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Ollie’s undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

Index
Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices.  Known for our assortment of products offered as Good Stuff Cheap®, we offer customers a broad selection of brand name products, including housewares, food, books and stationery, bed and bath, floor coverings, toys and hardware.  Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns.

Our Growth Strategy

Since our founding in 1982, we have grown organically by backfilling in existing marketplaces and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer.  Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 250 stores located in 20 states as of July 29, 2017.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target annual new stores sales of approximately $3.8 million.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business.  We plan to achieve continued net sales growth, including comparable stores sales, by adding additional stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

Index
Our ability to grow and our results of operations may be impacted by additional factors and uncertainties, such as consumer spending habits, which are subject to macroeconomic conditions and changes in discretionary income.  Our customers’ discretionary income may fluctuate based on various economic factors and is primarily impacted by gas prices, wages and consumer trends and preferences. The potential consolidation of our competitors or other changes in our competitive landscape could also impact our results of operations or our ability to grow, even though we compete with a broad range of retailers.

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

Number of New Stores

The number of new stores reflects the number of stores opened during a particular reporting period.  Before we open new stores, we make initial investments in inventory and capital expenditures such as fixtures and equipment, which we amortize over time, and we incur pre-opening expenses described below under “Pre-Opening Expenses.”

We have opened 16 new stores during the twenty-six weeks ended July 29, 2017.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are typically between five to ten years with options to renew for two to four successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

The spending habits of our customers are subject to macroeconomic conditions and changes in discretionary income.  Our customers’ discretionary income may fluctuate based on various economic factors and is primarily impacted by gas prices, wages, and consumer trends and preferences.  However, because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by decreased general consumer spending and we benefit from periods of increased consumer spending.

Index
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

In addition, our gross profit margin is impacted by product mix, as some products generally provide higher gross margins, merchandise availability, and by our merchandise cost, which can vary.

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

Selling, General and Administrative Expenses

SG&A are comprised of payroll and benefits for store, field support and support center associates.  SG&A also include marketing and advertising, occupancy, utilities, supplies, credit card processing fees, insurance and professional services. The components of our SG&A remain relatively consistent per store and for each new store opening. The components of our SG&A may not be comparable to the components of similar measures of other retailers.  Consolidated SG&A generally increase as we grow our store base and as our net sales increase. A significant portion of our expenses is primarily fixed in nature, and we expect to continue to maintain strict discipline while carefully monitoring SG&A as a percentage of net sales.

Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers.  For new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs.  Pre-opening expenses for new stores are expensed as they are incurred, the majority of which are typically incurred within 30 to 45 days of opening a new store. For distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses and occupancy costs.

Index
Operating Income

Operating income is gross profit less SG&A, depreciation and amortization and pre-opening expenses.  Operating income excludes interest expense, net and income tax expense.  We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance.  EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.  We use Adjusted EBITDA to supplement U.S. generally accepted accounting principles (“GAAP”) measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to evaluate our performance in connection with compensation decisions and to compare our performance against that of other peer companies using similar measures.  Management believes it is useful to investors and analyst, to evaluate these non-GAAP measures on the same basis as management uses to evaluate the Company’s operating results.  We believe that excluding items from operating income, net income and net income per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides a better baseline for analyzing trends in our business.

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

Financing Transactions

On January 29, 2016, we refinanced the existing senior secured credit facilities with the proceeds of the new Credit Facilities (as defined below).  The new credit facilities consist of a $200.0 million term loan (“Term Loan Facility”) and $100.0 million revolving credit facility (“Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”) which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

We made voluntary prepayments under the Term Loan Facility totaling $65.0 million during the twenty-six weeks ended July 29, 2017.  In connection with these prepayments, $0.3 million of debt issuance cost and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the twenty-six weeks ending July 29, 2017.  In accordance with the terms of the Term Loan Facility, the prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity.

Index
As a result, we are no longer obligated to make the scheduled installment payments of principal; however, we currently intend to continue to make these payments and as a result have classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Other Transactions

On February 18, 2016, we completed a secondary offering of 7,873,063 shares of common stock, of which 1,152,500 shares were sold by certain directors, officers and employees upon the exercise of stock options in connection with the offering. In addition, on February 19, 2016, the underwriters exercised their option to purchase an additional 1,180,959 shares of the Company’s common stock from certain selling stockholders.  As a result, 9,054,022 shares of common stock were sold by selling stockholders at a price of $19.75 per share in this secondary offering. We did not sell any shares in or receive any proceeds from this secondary offering, except for $7.5 million of proceeds from the exercise of stock options. We incurred expenses of $0.6 million related to legal, accounting and other fees in connection with the secondary offering, which are included in SG&A in the condensed consolidated statement of income for the twenty-six weeks ended July 30, 2016.

On June 6, 2016, we completed a secondary offering of 12,152,800 shares of common stock. In addition, on June 10, 2016, the underwriters exercised their option to purchase an additional 1,822,920 shares of our common stock from certain selling stockholders. As a result, 13,975,720 shares of common stock were sold by certain selling stockholders at a price of $25.00 per share in this secondary offering.  We did not sell any shares in or receive any proceeds from this secondary offering.  We incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in SG&A in the condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 30, 2016.

Store Openings

We opened 11 and eight new stores in each of the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively. In connection with these store openings, we incurred pre-opening expenses of $2.3 million and $2.0 million for the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively. We opened 16 and 13 new stores in each of the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively. In connection with these store openings, we incurred pre-opening expenses of $3.9 million and $3.3 million for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.

Distribution Center

In April 2014, we opened our second distribution center, located in Commerce, GA.  As of July 29, 2017, we are entitled to occupy 845,640 square feet of the facility and are under a lease obligation to incrementally add square footage to 962,280 square feet as of November 1, 2017.  We expect to make additional expenditures related to our utilization of this additional space during fiscal year 2017 and future fiscal years.

Seasonality

Our business is seasonal in nature and demand is generally the highest in our fourth fiscal quarter due to the holiday sales season.  To prepare for the holiday sales season, we must order and keep in stock more merchandise than we carry during other times of the year and generally engage in additional marketing efforts.  We expect inventory levels, along with accounts payable and accrued expenses, to reach their highest levels in our third and fourth fiscal quarters in anticipation of increased net sales during the holiday sales season.  As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year.  Because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by decreased general consumer spending and we benefit from periods of increased consumer spending.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

Index
We derived the condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$254,645	$211,256	$482,247	$404,975
Cost of sales	154,419	127,442	289,086	242,146
Gross profit	100,226	83,814	193,161	162,829
Selling, general and administrative expenses	65,778	57,737	127,509	112,546
Depreciation and amortization expenses	2,375	2,068	4,647	4,046
Pre-opening expenses	2,255	2,024	3,853	3,273
Operating income	29,818	21,985	57,152	42,964
Interest expense, net	1,124	1,471	2,458	3,135
Loss on extinguishment of debt	-	-	397	-
Income before income taxes	28,694	20,514	54,297	39,829
Income tax expense	8,982	7,379	15,619	14,946
Net income	$19,712	$13,135	$38,678	$24,883
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.6	60.3	59.9	59.8
Gross profit	39.4	39.7	40.1	40.2
Selling, general and administrative expenses	25.8	27.3	26.4	27.8
Depreciation and amortization expenses	0.9	1.0	1.0	1.0
Pre-opening expenses	0.9	1.0	0.8	0.8
Operating income	11.7	10.4	11.9	10.6
Interest expense, net	0.4	0.7	0.5	0.8
Loss on extinguishment of debt	—	—	0.1	—
Income before income taxes	11.3	9.7	11.3	9.8
Income tax expense	3.5	3.5	3.2	3.7
Net income	7.7%	6.2%	8.0%	6.1%
Select operating data:
Number of new stores	11	8	16	13
Number of stores open at end of period	250	216	250	216
Average net sales per store (2)	$1,031	$992	$1,993	$1,937
Comparable stores sales change	4.5%	3.5%	3.2%	4.7%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	( dollars in thousands)
Net Income	$19,712	$13,135	$38,678	$24,883
Interest expense, net	1,124	1,471	2,458	3,135
Loss on extinguishment of debt	-	-	397	-
Depreciation and amortization expenses (1)	2,976	2,595	5,838	5,100
Income tax expense	8,982	7,379	15,619	14,946
EBITDA	32,794	24,580	62,990	48,064
Non-cash stock based compensation expense	2,128	1,727	4,039	3,272
Non-cash purchase accounting items (2)	(20)	(41)	(42)	(90)
Transaction related expenses (3)	-	260	-	1,150
Adjusted EBITDA	$34,902	$26,526	$66,987	$52,396

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.
(2)
In September 2012 we were acquired by affiliates of CCMP Capital Advisors, LLP, along with certain members of management (the “CCMP Acquisition”).  Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.

(3)	Represents professional services and expenses primarily related to the secondary offerings on February 18, 2016 and June 6, 2016.

Second Quarter 2017 Compared to Second Quarter 2016

Net Sales

Net sales increased to $254.6 million in the thirteen weeks ended July 29, 2017 from $211.3 million in the thirteen weeks ended July 30, 2016, an increase of $43.4 million, or 20.5%.  The increase was the result of a comparable store sales increase of $9.1 million, or 4.5%, and a non-comparable store sales increase of $34.3 million.  The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during the second fiscal quarter of 2017.

Comparable store sales increased 4.5% for the thirteen weeks ended July 29, 2017 compared to a 3.5% increase for the thirteen weeks ended July 30, 2016.  The increase in comparable store sales for the thirteen weeks ended July 29, 2017 was driven by strong sales in our toys, health & beauty aids and flooring departments offset by decreases in the hardware and sporting goods departments.

Cost of Sales

Cost of sales increased to $154.4 million in the thirteen weeks ended July 29, 2017 from $127.4 million in the thirteen weeks ended July 30, 2016, an increase of $27.0 million, or 21.2%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $100.2 million in the thirteen weeks ended July 29, 2017 from $83.8 million in the thirteen weeks ended July 30, 2016, an increase of $16.4 million, or 19.6%. Gross margin decreased to 39.4% for the thirteen weeks ended July 29, 2017 from 39.7% for the thirteen weeks ended July 30, 2016, a decrease of 30 basis points.  The decrease in gross margin is due to decreased merchandise margins partially offset by decreased distribution center and transportation costs as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A increased to $65.8 million in the thirteen weeks ended July 29, 2017 from $57.7 million in the thirteen weeks ended July 30, 2016, an increase of $8.0 million, or 13.9%.

Index
Included in SG&A for the thirteen weeks ended July 30, 2016 was $0.3 million of transaction related expenses primarily from the Company’s secondary stock offering on June 6, 2016.  Excluding the $0.3 million of transaction related expenses from the prior year, SG&A in the thirteen weeks ended July 29, 2017 increased 14.4% from the thirteen weeks ended July 30, 2016 and as a percent of net sales decreased 140 basis points to 25.8%.  The increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $2.3 million in the thirteen weeks ended July 29, 2017 from $2.0 million in the thirteen weeks ended July 30, 2016, an increase of $0.2 million. The increase in pre-opening expenses during the thirteen weeks ended July 29, 2017 was due to the timing and number of new store openings.

Interest Expense, Net

Net interest expense decreased to $1.1 million in the thirteen weeks ended July 29, 2017 from $1.5 million in the thirteen weeks ended July 30, 2016, a decrease of $0.3 million, or 23.6%.  During the first quarter of fiscal year 2017 we made prepayments on the Term Loan Facility of $65.0 million, decreasing the average outstanding loan balance and resulting in a lower interest expense for the thirteen weeks ended July 29, 2017 compared to the thirteen weeks ended July 30, 2016.

Income Tax Expense

Income tax expense for the thirteen weeks ended July 29, 2017 was $9.0 million compared to $7.4 million for the thirteen weeks ended July 30, 2016, an increase of $1.6 million, or 21.7%.  Our effective tax rate decreased to 31.3% for the thirteen weeks ended July 29, 2017 from 36.0% for the thirteen weeks ended July 30, 2016.  The decrease in the effective tax rate was driven by a discrete tax benefit of $1.9 million or 660 basis points under Accounting Standards Update (“ASU”) 2016-09, Stock Compensation.

Net Income

As a result of the foregoing, net income increased to $19.7 million in the thirteen weeks ended July 29, 2017 from $13.1 million in the thirteen weeks ended July 30, 2016, an increase of $6.6 million or 50.1%.

Adjusted EBITDA

Adjusted EBITDA increased to $34.9 million for the thirteen weeks ended July 29, 2017 from $26.5 million for the thirteen weeks ended July 30, 2016, an increase of $8.4 million, or 31.6%.  We achieved increased gross profit dollars due to the increased sales volume. Additionally, as a result of the sales increase for the thirteen weeks ended July 29, 2017, our SG&A as a percentage of net sales, excluding the $0.3 million of transaction related expenses incurred during the thirteen weeks ended July 30, 2016, decreased by 140 basis points for the thirteen weeks ended July 29, 2017, all resulting in increased Adjusted EBITDA compared to the same period last year.

Twenty-six Weeks 2017 Compared to Twenty-six Weeks 2016

Net Sales

Net sales increased to $482.2 million in the twenty-six weeks ended July 29, 2017 from $405.0 million in the twenty-six weeks ended July 30, 2016, an increase of $77.3 million, or 19.1%.  The increase was the result of a comparable store sales increase of $12.4 million, or 3.2%, and a non-comparable store sales increase of $64.9 million.  The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during the twenty-six weeks ended July 29, 2017.

Comparable store sales increased 3.2% for the twenty-six weeks ended July 29, 2017 compared to a 4.7% increase for the twenty-six weeks ended July 30, 2016.  The increase in comparable store sales for the twenty-six weeks ended July 29, 2017 was driven by strong sales in our electronic accessories, health & beauty aids and toys departments partially offset by decreases in the books and hardware departments.

Index
Cost of Sales

Cost of sales increased to $289.1 million in the twenty-six weeks ended July 29, 2017 from $242.1 million in the twenty-six weeks ended July 30, 2016, an increase of $46.9 million, or 19.4%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $193.2 million in the twenty-six weeks ended July 29, 2017 from $162.8 million in the twenty-six weeks ended July 30, 2016, an increase of $30.3 million, or 18.6%.  Gross margin decreased to 40.1% in the twenty-six weeks ended July 29, 2017 from 40.2% in the twenty-six weeks ended July 30, 2016, a decrease of 10 basis points.  The decrease in gross margin is due to decreased merchandise margins partially offset by decreased distribution center and transportation costs as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $127.5 million in the twenty-six weeks ended July 29, 2017 from $112.5 million in the twenty-six weeks ended July 30, 2016, an increase of $15.0 million, or 13.3%.

Included in SG&A for the twenty-six weeks of 2016 were approximately $1.2 million of transaction related expenses.  The transaction related expenses for the twenty-six weeks ended July 30, 2016 primarily consist of expenses related to the Company’s secondary stock offerings on February 18, 2016 and June 6, 2016.  Excluding the $1.2 million of transaction related expenses from the prior year, SG&A in the twenty-six weeks ended July 29, 2017 increased 14.5% from the twenty-six weeks ended July 30, 2016 and as a percent of net sales decreased 110 basis points to 26.4%.  The increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $3.9 million in the twenty-six weeks ended July 29, 2017 from $3.3 million in the twenty-six weeks ended July 30, 2016, an increase of $0.6 million. The increase in pre-opening expenses during the twenty-six weeks ended July 29, 2017 was due to the number and timing of new store openings.

Interest Expense, Net

Net interest expense decreased to $2.5 million in the twenty-six weeks ended July 29, 2017 from $3.1 million in the twenty-six weeks ended July 30, 2016, a decrease of $0.7 million, or 21.6%.  During the first quarter of fiscal 2017 we made prepayments on the Term Loan Facility of $65.0 million, decreasing the average outstanding loan balance and resulting in a lower interest expense for the twenty-six weeks ended July 29, 2017 compared to the twenty-six weeks ended July 30, 2016.

Income Tax Expense

Income tax expense for the twenty-six weeks ended July 29, 2017 was $15.6 million compared to $14.9 million for the twenty-six weeks ended July 30, 2016, an increase of $0.7 million, or 4.5%.  Our effective tax rate decreased to 28.8% for the twenty-six weeks ended July 29, 2017 from 37.5% for the twenty-six weeks ended July 30, 2016.  The decrease in the effective tax rate was driven by a discrete tax benefit of $5.1 million or 940 basis points under ASU 2016-09, Stock Compensation.

Net Income

As a result of the foregoing, net income increased to $38.7 million in the twenty-six weeks ended July 29, 2017 from $24.9 million in the twenty-six weeks ended July 30, 2016, an increase of $13.8 million or 55.4%.

Adjusted EBITDA

Adjusted EBITDA increased to $67.0 million for the twenty-six weeks ended July 29, 2017 from $52.4 million for the twenty-six weeks ended July 30, 2016, an increase of $14.6 million, or 27.8%.  We achieved increased gross profit dollars due to the increased sales volume. Additionally, as a result of the sales increase for the twenty-six weeks ended July 29, 2017, our SG&A as a percentage of net sales, excluding the $1.2 million of transaction related expenses incurred during the twenty-six weeks ended July 30, 2016, decreased by 110 basis points during the twenty-six weeks ended July 29, 2017, all resulting in increased Adjusted EBITDA compared to the same period last year.

Index
Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of July 29, 2017, we had $97.6 million of available borrowings under our Revolving Credit Facility, $24.8 million of cash and cash equivalents on hand, and $128.8 million of outstanding borrowings under our Term Loan Facility.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  For the thirteen weeks ended July 29, 2017 we spent $8.7 million for capital expenditures compared to $10.0 million for the thirteen weeks ended July 30, 2016. We expect to fund capital expenditures from net cash provided by operating activities. We opened sixteen new stores during the twenty-six weeks ended July 29, 2017 and expect to open between 33 and 35 new stores during fiscal year 2017. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology, in fiscal year 2017.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash on hand and borrowings under our Revolving Credit Facility.  When we have used our revolving credit facility, the amount of indebtedness outstanding under it has tended to be the highest in the beginning of our fourth fiscal quarter.  To the extent we have drawn on the Revolving Credit Facility, we have paid down the borrowings before the end of December with cash generated during our peak selling season in our fourth fiscal quarter.

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

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six weeks ended
	July 29, 2017	July 30, 2016
	(in thousands)
Net cash used in operating activities	$(2,684)	$(1,686)
Net cash used in investing activities	(8,650)	(9,982)
Net cash provided by (used in) financing activities	(62,529)	12,141
Net increase (decrease) in cash and cash equivalents	$(73,863)	$473

Cash Used in Operating Activities

Net cash used in operating activities for the twenty-six weeks ended July 29, 2017 was $2.7 million compared to $1.7 million of net cash used in operating activities for the twenty-six weeks ended July 30, 2016.  The increased net cash outflow in the twenty-six weeks ended July 29, 2017 was primarily due to changes in certain working capital accounts, including inventory, partially offset by increased net income.

Cash Used in Investing Activities

Net cash used in investing activities for the twenty-six weeks ended July 29, 2017 was $8.7 million, compared to $10.0 million for the twenty-six weeks ended July 30, 2016. The decrease in cash used in investing activities primarily relates to certain equipment purchases for the Commerce, GA distribution center in the first quarter of fiscal year 2016.

Cash Provided By (Used In) Financing Activities

Net cash used in financing activities for the twenty-six weeks ended July 29, 2017 was $62.5 million compared to cash provided by financing activities for the twenty-six weeks ended July 30, 2016 of $12.1 million. The increase in net cash flows used in financing activities for the twenty-six weeks ended July 29, 2017 was primarily related to $66.3 million of additional term loan repayments during the first quarter of fiscal year 2017.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than those which occur in the ordinary course of business.

The Company commenced 23 new leases during the twenty-six weeks ended July 29, 2017.  The fully executed leases have initial terms typically between five to ten years with options to renew for two to four successive five-year periods which have future minimum lease payments totaling approximately $30.7 million.

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

Index
Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1(f) to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of July 29, 2017, we had no outstanding borrowings under our Revolving Credit Facility and $128.8 million of outstanding indebtedness under the Term Loan Facility. The impact of a 1.0% rate change on the outstanding balance of the Term Loan Facility as of July 29, 2017 would be approximately $1.3 million.

As of July 29, 2017, other than as set out in Item 1A below, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K filed with the SEC on March 29, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended July 29, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in claims and legal actions that arise in the ordinary course of our business. We cannot predict the outcome of any litigation or suit to which we are a party. However, we do not believe that an unfavorable decision of any of the current claims or legal actions against us, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: September 1, 2017	/s/ John Swygert

John Swygert
Executive Vice President and
Chief Financial Officer