Form 10-Q
period 2017-10-28
Ollie's Bargain Outlet Holdings, Inc.
filed 2017-12-07
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 6, 2017 was 61,657,031.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$238,116	$201,985	$720,363	$606,960
Cost of sales	140,127	117,795	429,213	359,941
Gross profit	97,989	84,190	291,150	247,019
Selling, general and administrative expenses	68,124	60,522	195,633	173,068
Depreciation and amortization expenses	2,503	2,142	7,150	6,188
Pre-opening expenses	3,152	2,879	7,005	6,152
Operating income	24,210	18,647	81,362	61,611
Interest expense, net	1,143	1,405	3,601	4,540
Loss on extinguishment of debt	-	-	397	-
Income before income taxes	23,067	17,242	77,364	57,071
Income tax expense	4,205	6,781	19,824	21,727
Net income	$18,862	$10,461	$57,540	$35,344
Earnings per common share:
Basic	$0.31	$0.17	$0.94	$0.59
Diluted	$0.29	$0.17	$0.89	$0.57
Weighted average common shares outstanding:
Basic	61,488	60,301	61,187	60,005
Diluted	65,102	62,515	64,794	62,247

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	October 28, 2017	October 29, 2016	January 28, 2017
Current assets:
Cash and cash equivalents	$42,164	$35,961	$98,683
Inventories	284,331	240,767	210,107
Accounts receivable	990	283	301
Prepaid expenses and other assets	3,882	5,363	3,739
Total current assets	331,367	282,374	312,830
Property and equipment, net of accumulated depreciation of $46,909, $35,600 and $38,393, respectively	53,632	46,890	46,333
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,741, $1,543 and $1,636, respectively	232,723	233,070	232,977
Other assets	2,256	2,400	2,385
Total assets	$1,064,828	$1,009,584	$1,039,375
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$8,882	$5,091	$5,077
Accounts payable	70,618	58,011	50,448
Income taxes payable	5,731	-	4,548
Accrued expenses	45,691	43,211	44,748
Total current liabilities	130,922	106,313	104,821
Revolving credit facility	-	-	-
Long-term debt	117,120	190,105	188,923
Deferred income taxes	88,011	85,982	89,224
Other long-term liabilities	6,943	5,332	5,146
Total liabilities	342,996	387,732	388,114
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 61,666, 60,529 and 60,756 shares issued, respectively	62	61	61
Additional paid-in capital	578,891	560,872	565,861
Retained earnings	142,965	61,005	85,425
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)
Total stockholders’ equity	721,832	621,852	651,261
Total liabilities and stockholders’ equity	$1,064,828	$1,009,584	$1,039,375

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

					Additional		Total
	Common stock		Treasury stock		paid-in capital	Retained earnings	stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of January 30, 2016	58,807	$59	(9)	$(86)	$536,315	$25,661	$561,949
Stock-based compensation expense	-	-	-	-	4,979	-	4,979
Proceeds from stock options exercised	1,722	2	-	-	11,744	-	11,746
Excess tax benefit related to exercises
of stock options	-	-	-	-	7,834	-	7,834
Net income	-	-	-	-	-	35,344	35,344
Balance as of October 29, 2016	60,529	$61	(9)	$(86)	$560,872	$61,005	$621,852

Balance as of January 28, 2017	60,756	$61	(9)	$(86)	$565,861	$85,425	$651,261
Stock-based compensation expense	-	-	-	-	5,932	-	5,932
Proceeds from stock options exercised	890	1	-	-	7,317	-	7,318
Vesting of restricted stock	27	-	-	-	-	-	-
Common shares withheld for taxes	(7)	-	-	-	(219)	-	(219)
Net income	-	-	-	-	-	57,540	57,540
Balance as of October 28, 2017	61,666	$62	(9)	$(86)	$578,891	$142,965	$721,832

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-nine weeks ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$57,540	$35,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,707	7,486
Amortization of debt issuance costs	497	562
Amortization of original issue discount	13	18
Loss on extinguishment of debt	397	-
Gain on disposal of assets	(21)	-
Amortization of intangibles	254	284
Deferred income tax benefit	(1,213)	(1,189)
Deferred rent expense	1,691	1,129
Stock-based compensation expense	5,932	4,979
Excess tax benefit related to exercises of stock options	-	(7,834)
Changes in operating assets and liabilities:
Inventories	(74,224)	(50,159)
Accounts receivable	(689)	(100)
Prepaid expenses and other assets	(326)	(2,799)
Accounts payable	19,300	5,214
Income taxes payable	1,183	3,732
Accrued expenses and other liabilities	1,343	7,494
Net cash provided by operating activities	20,384	4,161
Cash flows from investing activities:
Purchases of property and equipment	(15,205)	(14,233)
Proceeds from sale of property and equipment	86	15
Net cash used in investing activities	(15,119)	(14,218)
Cash flows from financing activities:
Borrowings on revolving credit facility	759,691	641,199
Repayments on revolving credit facility	(759,691)	(641,199)
Repayments on term loan and capital leases	(68,883)	(3,821)
Proceeds from stock option exercises	7,318	11,746
Common shares withheld for taxes	(219)	-
Excess tax benefit related to exercises of stock options	-	7,834
Net cash provided by (used in) financing activities	(61,784)	15,759
Net increase (decrease) in cash and cash equivalents	(56,519)	5,702
Cash and cash equivalents at the beginning of the period	98,683	30,259
Cash and cash equivalents at the end of the period	$42,164	$35,961
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,093	$3,976
Income taxes	$19,857	$21,039
Non-cash investing activities:
Accrued purchases of property and equipment	$1,584	$969

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 28, 2017 and October 29, 2016

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

Since the first store opened in 1982, the Company has grown to 265 Ollie’s Bargain Outlet retail locations as of October 28, 2017. Ollie’s Bargain Outlet retail locations are located in 20 states (Alabama, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia, and West Virginia) as of October 28, 2017.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearest to January 31st.  References to the thirteen weeks ended October 28, 2017 and October 29, 2016 refer to the thirteen weeks from July 30, 2017 to October 28, 2017 and from July 31, 2016 to October 29, 2016, respectively. The year-to-date periods ended October 28, 2017 and October 29, 2016 refer to the thirty-nine weeks from January 29, 2017 to October 28, 2017 and January 31, 2016 to October 29, 2016, respectively. References to the fiscal year ending February 3, 2018 refer to the period from January 29, 2017 to February 3, 2018 (“fiscal year 2017”), which is a 53-week fiscal year.  References to the fiscal year ended January 28, 2017 refer to the period from January 31, 2016 to January 28, 2017 (“fiscal year 2016”), which was a 52-week fiscal year.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of October 28, 2017 and October 29, 2016, the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively, and the condensed consolidated statements of stockholders’ equity and cash flows for the thirty-nine weeks ended October 28, 2017 and October 29, 2016 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for fiscal year 2017 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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

October 28, 2017 and October 29, 2016

(Unaudited)

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

(f)	Recently Issued Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The amendments in ASU 2014-09 were originally effective for reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, while also permitting early application. With these changes, ASU 2014-09 will become effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017, with adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.

The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements or notes thereto, having identified sales attributed to loyalty benefit programs and gift card breakage as areas which will most likely be affected. Upon adoption of this guidance, there may be a change in the presentation and timing of when such revenue is recognized.  The new standard will also require a change in the presentation of the Company’s sales return reserve on its balance sheet, which is currently recorded on a net basis.  The new guidance requires the reserve to be established at the gross sales value with an asset established for the value of the merchandise returned.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 28, 2017 and October 29, 2016

(Unaudited)

The Company plans to adopt this standard in the first quarter of its fiscal year ending January 26, 2019 using the cumulative effect transition method.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which was intended to simplify the accounting for share-based payment award transactions.  The update modified several aspects of the accounting and reporting for employee share-based awards, including excess tax benefits and deficiencies; forfeitures; tax withholding requirements and cash flow classification.  The Company adopted the new standard during the first quarter of fiscal year 2017 and has elected to continue with the use of no forfeiture rate estimate in the determination of compensation expense for stock-based compensation awards.  Excess tax benefits or deficiencies, historically recorded to additional paid-in capital, are now recorded to income tax expense.  In addition, the Company is now presenting the excess tax benefit on stock options exercised and restricted stock awards vested in cash flows from operating activities as opposed to the historical presentation in cash flows from financing activities.  Lastly, the update revised the diluted earnings per share calculation to exclude the excess tax benefit which was previously included in the assumed proceeds for share buybacks under the treasury stock method.

(2)	Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding after giving effect to the potential dilution, if applicable, from the assumed exercise of stock options into shares of common stock as if those stock options were exercised as well as assumed lapse of restrictions on restricted stock units.

The following table summarizes those effects for the diluted net income per common share calculation (in thousands, except per share amounts):

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 28, 2017 and October 29, 2016

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net income	$18,862	$10,461	$57,540	$35,344
Weighted average number of common shares outstanding – Basic	61,488	60,301	61,187	60,005
Dilutive impact of stock options and restricted stock units	3,614	2,214	3,607	2,242
Weighted average number of common shares outstanding - Diluted	65,102	62,515	64,794	62,247
Earnings per common share – Basic	$0.31	$0.17	$0.94	$0.59
Earnings per common share - Diluted	$0.29	$0.17	$0.89	$0.57

Weighted average stock options and restricted stock units totaling 3,284 and 3,736 for the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively, and 181,756 and 106,284 for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(3)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	October 28, 2017	October 29, 2016	January 28, 2017
Compensation and benefits	$13,003	$12,622	$12,136
Freight	5,391	6,690	5,429
Advertising	4,668	3,946	5,594
Sales and use taxes	4,239	3,319	2,564
Real estate related	3,793	3,191	3,464
Insurance	3,622	3,318	3,418
Other	10,975	10,125	12,143
	$45,691	$43,211	$44,748

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 28, 2017 and October 29, 2016

(Unaudited)

(4)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	October 28, 2017	October 29, 2016	January 28, 2017

Term loan, net	$125,586	$194,903	$193,740
Capital leases	416	293	260
Total debt	126,002	195,196	194,000
Less: current portion	(8,882)	(5,091)	(5,077)
Long-term debt	$117,120	$190,105	$188,923

On January 29, 2016, the Company refinanced its existing senior secured credit facility with the proceeds of its new Credit Facilities (as defined below).  The credit facilities consist of a $200.0 million term loan (“Term Loan Facility”) and a $100.0 million revolving credit facility (“Revolving Credit Facility”, and together with the Term Loan Facility, the “Credit Facilities”), which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

The interest rates for the Credit Facilities are not subject to a floor and are calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the Eurodollar Rate plus 1.0%, plus the Applicable Margin, or, for Eurodollar Loans, the Eurodollar Rate plus the Applicable Margin. The Applicable Margin will vary from 0.75% to 1.25% for a Base Rate Loan and 1.75% to 2.25% for a Eurodollar Loan, based on the total leverage ratio. The Credit Facilities mature on January 29, 2021.

As of October 28, 2017, the Term Loan Facility is subject to amortization with principal payable in quarterly installments of $1.25 million to be made on the last business day of each fiscal quarter prior to maturity.  The quarterly installment payments increase to $2.5 million after the fiscal year ending February 3, 2018.  The remaining initial aggregate advances under the Term Loan Facility are payable at maturity.

The Company made voluntary prepayments under the Term Loan Facility totaling $65.0 million during the thirty-nine weeks ended October 28, 2017.  In connection with these prepayments, $0.3 million of debt issuance cost and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the thirty-nine weeks ended October 28, 2017.  In accordance with the terms of the Term Loan Facility, prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity.  As a result, the Company is no longer obligated to make the scheduled installment payments of principal; however, the Company currently intends to continue to make these payments and therefore has classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Under the terms of the Revolving Credit Facility, as of October 28, 2017 the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 28, 2017 and October 29, 2016

(Unaudited)

As of October 28, 2017, Ollie’s had $125.6 million of outstanding indebtedness under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $98.5 million of borrowing availability, letter of credit commitments of $1.3 million and $0.2 million of rent reserves.  The interest rate on the outstanding borrowings under the Term Loan Facility was 1.75% plus the 30-day Eurodollar Rate, or 2.99%.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

As of October 28, 2017, October 29, 2016 and January 28, 2017, the amounts outstanding under the Term Loan Facility are net of unamortized original issue discount of $46,000, $0.1 million and $0.1 million, respectively, and deferred financing fees of $0.6 million, $1.3 million and $1.2 million in each respective period.

The Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and a total leverage test of no greater than 3.5 to 1.0. The Company was in compliance with all terms of the Credit Facilities as of the thirteen and thirty-nine weeks ended October 28, 2017.

The provisions of the Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of October 28, 2017, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facilities, subject to certain exceptions.

(5)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen and thirty-nine weeks ended October 28, 2017 were 18.2% and 25.6%, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended October 29, 2016 were 39.3% and 38.1%, respectively. The effective tax rate was lower for the thirteen and thirty-nine weeks ended October 28, 2017 primarily as a result of the discrete tax benefit of $4.7 million and $9.8 million, respectively, related to the excess tax benefits from adopting ASU 2016-09, Stock Compensation.

(6)	Commitments and Contingencies

The Company commenced 34 new leases during the thirty-nine weeks ended October 28, 2017.  The fully executed leases have initial terms typically between five to ten years with options to renew for two to four successive five-year periods.  The initial terms of these new store leases have future minimum lease payments totaling approximately $47.0 million.

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

October 28, 2017 and October 29, 2016

(Unaudited)

(7)	Equity Incentive Plans

In connection with the initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee. The Company uses authorized and unissued shares to satisfy share award exercises. As of October 28, 2017, there were 3,787,417 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for the thirty-nine weeks ended October 28, 2017:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 28, 2017	5,425,960	$9.62
Granted	352,674	32.37
Forfeited	(89,616)	15.57
Exercised	(890,387)	8.22
Outstanding at October 28, 2017	4,798,631	11.40	6.3
Exercisable at October 28, 2017	3,279,507	8.16	5.6

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

The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended October 28, 2017 and October 29, 2016 was $10.60 and $6.45, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 28, 2017 and October 29, 2016

(Unaudited)

	Thirty-nine weeks ended
	October 28, 2017	October 29, 2016
Risk-free interest rate	2.20%	1.72%
Expected dividend yield	—	—
Expected term (years)	6.25 years	6.25 years
Expected volatility	28.33%	28.52%

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over three or four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the thirty-nine weeks ended October 28, 2017 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 28, 2017	136,718	$20.36
Granted	96,070	32.40
Vested	(26,665)	20.37
Nonvested balance at October 28, 2017	206,123	25.97

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs related to the Company’s equity incentive plans was $1.9 million and $5.9 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, and $1.7 million and $5.0 million for the thirteen and thirty-nine weeks ended October 29, 2016, respectively.  These costs have been recorded within selling, general and administrative expenses.

As of October 28, 2017, there was $13.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.6 years as of October 28, 2017.  Compensation costs related to awards are recognized using the straight-line method.

(8)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s has made $1.0 million and $0.9 million in rent payments to such related parties during each of the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

During the thirty-nine weeks ended October 28, 2017 and October 29, 2016, the Company paid approximately $35,000 and $0.1 million, respectively, for the use of an airplane owned by a related party.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

October 28, 2017 and October 29, 2016

(Unaudited)

(9)	Subsequent Event

On November 21, 2017, the Company paid down $30.0 million on its Term Loan Facility using existing cash on hand.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2017” refer to the period from January 29, 2017 to February 3, 2018 and consists of a 53-week fiscal year. References to “fiscal year 2016”refer to the period from January 31, 2016 to January 28, 2017 and consisted of a 52-week fiscal year. The fiscal quarters or “third quarter” ended October 28, 2017 and October 29, 2016 refer to the thirteen weeks from July 30, 2017 to October 28, 2017 and July 31, 2016 to October 29, 2016, respectively. Year-to-date periods ended October 28, 2017 and October 29, 2016 refer to the thirty-nine weeks from January 29, 2017 to October 28, 2017 and from January 31, 2016 to October 29, 2016, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, or by the inclusion of forecasts or projections, the outlook for the Company’s future business, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions including pending tax legislation and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the loss of, or disruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; the risks associated with doing business with international manufacturers; risks associated with the timely and effective deployment and protection of computer and electronic systems; changes in government regulations, procedures and requirements; and our ability to service our indebtedness and to comply with our financial covenants, together with the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report on Form 10-K. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Ollie’s undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Our Growth Strategy

Since our founding in 1982, we have grown organically by backfilling in existing marketplaces and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer.  Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 265 stores located in 20 states as of October 28, 2017.

Our stores are supported by two distribution centers, one in York, PA and one in Commerce, GA, which we believe can support between 375 to 400 stores.  We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

•	expanding the capacity of our two distribution centers to our current 1.6 million square feet; and

•	investing in information technology, accounting, and warehouse management systems.

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

We opened 31 new stores during the thirty-nine weeks ended October 28, 2017.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are typically between five to ten years with options to renew for two to four successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

Comparable Store Sales

Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year.  Comparable store sales consist of net sales from our stores beginning on the first day of the sixteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved.  Comparable store sales are impacted by the same factors that impact net sales.

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

In addition, our gross profit margin is impacted by product mix, as some product categories generally provide higher gross margins, merchandise availability, and by our merchandise cost, which can vary.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance.  EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.  We use Adjusted EBITDA to supplement U.S. generally accepted accounting principles (“GAAP”) measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to evaluate our performance in connection with compensation decisions and to compare our performance against that of other peer companies using similar measures.  Management believes it is useful to investors and analysts to evaluate these non-GAAP measures on the same basis as management uses to evaluate the Company’s operating results.  We believe that excluding items from operating income, net income and net income per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides a better baseline for analyzing trends in our business.

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes. Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock- based compensation expense, non-cash purchase accounting items and transaction related expenses, which we do not consider representative of our ongoing operating performance.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations.”

Factors Affecting the Comparability of our Results of Operations

Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Historical Results

Historical results are not necessarily indicative of the results to be expected for any future period.

Financing Transactions

On January 29, 2016, we refinanced the existing senior secured credit facilities with the proceeds of the new Credit Facilities (as defined below).  The credit facilities consist of a $200.0 million term loan (“Term Loan Facility”) and a $100.0 million revolving credit facility (“Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”), which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

We made voluntary prepayments under the Term Loan Facility totaling $65.0 million during the thirty-nine weeks ended October 28, 2017.  In connection with these prepayments, $0.3 million of debt issuance cost and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the thirty-nine weeks ending October 28, 2017.  In accordance with the terms of the Term Loan Facility, the prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity.  As a result, we are no longer obligated to make the scheduled installment payments of principal; however, we currently intend to continue to make these payments and therefore have classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Index
Store Openings

We opened 15 and 16 new stores in each of the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively. In connection with these store openings, we incurred pre-opening expenses of $3.2 million and $2.9 million for the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively. We opened 31 and 29 new stores in each of the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.  In connection with these store openings, we incurred pre-opening expenses of $7.0 million and $6.2 million for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.

Distribution Center

As of October 28, 2017, we occupied 845,640 square feet of our distribution center located in Commerce, GA.  Subsequent to quarter-end and pursuant to a lease obligation, we added square footage to total 962,280 square feet, or 100 percent, of occupancy as of November 1, 2017.  We expect to make additional expenditures related to our utilization of this additional space during fiscal year 2017 and future fiscal years.

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

We derived the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index
	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$238,116	$201,985	$720,363	$606,960
Cost of sales	140,127	117,795	429,213	359,941
Gross profit	97,989	84,190	291,150	247,019
Selling, general and administrative expenses	68,124	60,522	195,633	173,068
Depreciation and amortization expenses	2,503	2,142	7,150	6,188
Pre-opening expenses	3,152	2,879	7,005	6,152
Operating income	24,210	18,647	81,362	61,611
Interest expense, net	1,143	1,405	3,601	4,540
Loss on extinguishment of debt	-	-	397	-
Income before income taxes	23,067	17,242	77,364	57,071
Income tax expense	4,205	6,781	19,824	21,727
Net income	$18,862	$10,461	$57,540	$35,344
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.8	58.3	59.6	59.3
Gross profit	41.2	41.7	40.4	40.7
Selling, general and administrative expenses	28.6	30.0	27.2	28.5
Depreciation and amortization expenses	1.1	1.1	1.0	1.0
Pre-opening expenses	1.3	1.4	1.0	1.0
Operating income	10.2	9.2	11.3	10.2
Interest expense, net	0.5	0.7	0.5	0.7
Loss on extinguishment of debt	—	—	0.1	—
Income before income taxes	9.7	8.5	10.7	9.4
Income tax expense	1.8	3.4	2.8	3.6
Net income	7.9%	5.2%	8.0%	5.8%
Select operating data:
Number of new stores	15	16	31	29
Number of stores open at end of period	265	232	265	232
Average net sales per store (2)	$923	$903	$2,917	$2,839
Comparable stores sales change	2.1%	1.8%	2.8%	3.7%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	( dollars in thousands)
Net Income	$18,862	$10,461	$57,540	$35,344
Interest expense, net	1,143	1,405	3,601	4,540
Loss on extinguishment of debt	-	-	397	-
Depreciation and amortization expenses (1)	3,123	2,669	8,961	7,770
Income tax expense	4,205	6,781	19,824	21,727
EBITDA	27,333	21,316	90,323	69,381
Non-cash stock-based compensation expense	1,893	1,707	5,932	4,979
Non-cash purchase accounting items (2)	(17)	(22)	(59)	(112)
Transaction related expenses (3)	-	586	-	1,736
Adjusted EBITDA	$29,209	$23,587	$96,196	$75,984

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.
(2)
In September 2012 we were acquired by affiliates of CCMP Capital Advisors, LLP, along with certain members of management.  Includes purchase accounting impact from unfavorable lease liabilities related to this transaction.

(3)	Represents professional services and expenses primarily related to secondary offerings on February 18, 2016, June 6, 2016, and September 6, 2016.

Third Quarter 2017 Compared to Third Quarter 2016

Net Sales

Net sales increased to $238.1 million in the thirteen weeks ended October 28, 2017 from $202.0 million in the thirteen weeks ended October 29, 2016, an increase of $36.1 million, or 17.9%.  The increase was the result of a comparable store sales increase of $3.8 million, or 2.1%, and a non-comparable store sales increase of $32.3 million.  The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during the third fiscal quarter of 2017.

Comparable store sales increased 2.1% for the thirteen weeks ended October 28, 2017 compared to a 1.8% increase for the thirteen weeks ended October 29, 2016.  The increase in comparable store sales for the thirteen weeks ended October 28, 2017 was driven by strong sales in our health & beauty aids, housewares and toy departments, partially offset by decreases in our seasonal and hardware departments.

Cost of Sales

Cost of sales increased to $140.1 million in the thirteen weeks ended October 28, 2017 from $117.8 million in the thirteen weeks ended October 29, 2016, an increase of $22.3 million, or 19.0%.  The increase in cost of sales was the result of increased net sales and slightly lower gross margin.

Gross Profit and Gross Margin

Gross profit increased to $98.0 million in the thirteen weeks ended October 28, 2017 from $84.2 million in the thirteen weeks ended October 29, 2016, an increase of $13.8 million, or 16.4%. Gross margin decreased to 41.2% for the thirteen weeks ended October 28, 2017 from 41.7% for the thirteen weeks ended October 29, 2016, a decrease of 50 basis points.  The decrease in gross margin is due to decreased merchandise margins partially offset by favorable supply chain costs as a percentage of net sales.

Index
Selling, General and Administrative Expenses

SG&A increased to $68.1 million in the thirteen weeks ended October 28, 2017 from $60.5 million in the thirteen weeks ended October 29, 2016, an increase of $7.6 million, or 12.6%.  The increase in SG&A was primarily driven by increased selling expenses related to new store growth and higher sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses.  As a percentage of net sales, SG&A decreased 140 basis points to 28.6%.

Included in SG&A for the thirteen weeks ended October 29, 2016 was $0.6 million of transaction related expenses associated with the Company’s secondary stock offering on September 6, 2016.  Excluding the $0.6 million of transaction related expenses from the prior year, SG&A in the thirteen weeks ended October 28, 2017 increased 13.7% over the thirteen weeks ended October 29, 2016 and as a percentage of net sales decreased 110 basis points.

Pre-Opening Expenses

Pre-opening expenses increased to $3.2 million in the thirteen weeks ended October 28, 2017 from $2.9 million in the thirteen weeks ended October 29, 2016, an increase of $0.3 million. The increase in pre-opening expenses during the thirteen weeks ended October 28, 2017 was due to the timing of new store openings.

Interest Expense, Net

Net interest expense decreased to $1.1 million in the thirteen weeks ended October 28, 2017 from $1.4 million in the thirteen weeks ended October 29, 2016, a decrease of $0.3 million, or 18.6%.  During the first quarter of fiscal year 2017 we made prepayments on the Term Loan Facility of $65.0 million, decreasing the average outstanding loan balance and resulting in a lower interest expense for the thirteen weeks ended October 28, 2017 compared to the thirteen weeks ended October 29, 2016.

Income Tax Expense

Income tax expense for the thirteen weeks ended October 28, 2017 was $4.2 million compared to $6.8 million for the thirteen weeks ended October 29, 2016, a decrease of $2.6 million, or 38.0%.  Our effective tax rate decreased to 18.2% for the thirteen weeks ended October 28, 2017 from 39.3% for the thirteen weeks ended October 29, 2016.  The decrease in the effective tax rate was primarily driven by a discrete tax benefit of $4.7 million recognized under Accounting Standards Update 2016-09, Stock Compensation (“ASU 2016-09”).

Net Income

As a result of the foregoing, net income increased to $18.9 million in the thirteen weeks ended October 28, 2017 from $10.5 million in the thirteen weeks ended October 29, 2016, an increase of $8.4 million or 80.3%.

Adjusted EBITDA

Adjusted EBITDA increased to $29.2 million for the thirteen weeks ended October 28, 2017 from $23.6 million for the thirteen weeks ended October 29, 2016, an increase of $5.6 million, or 23.8%.  As a percentage of net sales, Adjusted EBITDA increased 60 basis points to 12.3%.  We achieved increased gross profit dollars due to the increased sales volume in the thirteen weeks ended October 28, 2017. Additionally, as a result of the sales increase in the period, our SG&A as a percentage of net sales decreased by 140 basis points, all resulting in increased Adjusted EBITDA compared to the same period last year.

Thirty-nine Weeks 2017 Compared to Thirty-nine Weeks 2016

Net Sales

Net sales increased to $720.4 million in the thirty-nine weeks ended October 28, 2017 from $607.0 million in the thirty-nine weeks ended October 29, 2016, an increase of $113.4 million, or 18.7%.  The increase was the result of a comparable store sales increase of $16.2 million, or 2.8%, and a non-comparable store sales increase of $97.2 million.  The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during the thirty-nine weeks ended October 28, 2017.

Index
Comparable store sales increased 2.8% for the thirty-nine weeks ended October 28, 2017 compared to a 3.7% increase for the thirty-nine weeks ended October 29, 2016.  The increase in comparable store sales for the thirty-nine weeks ended October 28, 2017 was driven by strong sales in our health & beauty aids, electronic accessories and toy departments, partially offset by decreases in our books and hardware departments.

Cost of Sales

Cost of sales increased to $429.2 million in the thirty-nine weeks ended October 28, 2017 from $359.9 million in the thirty-nine weeks ended October 29, 2016, an increase of $69.3 million, or 19.2%.  The increase in cost of sales was the result of increased net sales and slightly lower gross margin.

Gross Profit and Gross Margin

Gross profit increased to $291.2 million in the thirty-nine weeks ended October 28, 2017 from $247.0 million in the thirty-nine weeks ended October 29, 2016, an increase of $44.1 million, or 17.9%.  Gross margin decreased to 40.4% in the thirty-nine weeks ended October 28, 2017 from 40.7% in the thirty-nine weeks ended October 29, 2016, a decrease of 30 basis points.  The decrease in gross margin is due to decreased merchandise margins partially offset by favorable supply chain costs as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $195.6 million in the thirty-nine weeks ended October 28, 2017 from $173.1 million in the thirty-nine weeks ended October 29, 2016, an increase of $22.6 million, or 13.0%. The increase in SG&A was primarily driven by increased selling expenses related to new store growth and higher sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses.  As a percentage of net sales, SG&A decreased 130 basis points to 27.2%.

Included in SG&A for the thirty-nine weeks of fiscal 2016 were approximately $1.7 million of transaction related expenses associated with the Company’s secondary stock offerings on February 18, 2016, June 6, 2016 and September 6, 2016.   Excluding the $1.7 million of transaction related expenses from the prior year, SG&A in the thirty-nine weeks ended October 28, 2017 increased 14.2% over the thirty-nine weeks ended October 29, 2016 and as a percentage of net sales decreased 100 basis points.

Pre-Opening Expenses

Pre-opening expenses increased to $7.0 million in the thirty-nine weeks ended October 28, 2017 from $6.2 million in the thirty-nine weeks ended October 29, 2016, an increase of $0.9 million. The increase in pre-opening expenses during the thirty-nine weeks ended October 28, 2017 was due to the number and timing of new store openings.

Interest Expense, Net

Net interest expense decreased to $3.6 million in the thirty-nine weeks ended October 28, 2017 from $4.5 million in the thirty-nine weeks ended October 29, 2016, a decrease of $0.9 million, or 20.7%.  During the first quarter of fiscal 2017 we made prepayments on the Term Loan Facility of $65.0 million, decreasing the average outstanding loan balance and resulting in a lower interest expense for the thirty-nine weeks ended October 28, 2017 compared to the thirty-nine weeks ended October 29, 2016.

Income Tax Expense

Income tax expense for the thirty-nine weeks ended October 28, 2017 was $19.8 million compared to $21.7 million for the thirty-nine weeks ended October 29, 2016, a decrease of $1.9 million, or 8.8%.  Our effective tax rate decreased to 25.6% for the thirty-nine weeks ended October 28, 2017 from 38.1% for the thirty-nine weeks ended October 29, 2016.  The decrease in the effective tax rate was due to a discrete tax benefit of $9.8 million recognized under ASU 2016-09.

Net Income

As a result of the foregoing, net income increased to $57.5 million in the thirty-nine weeks ended October 28, 2017 from $35.3 million in the thirty-nine weeks ended October 29, 2016, an increase of $22.2 million or 62.8%.

Index
Adjusted EBITDA

Adjusted EBITDA increased to $96.2 million for the thirty-nine weeks ended October 28, 2017 from $76.0 million for the thirty-nine weeks ended October 29, 2016, an increase of $20.2 million, or 26.6%.  As a percentage of net sales, Adjusted EBITDA increased 90 basis points to 13.4%.  We achieved increased gross profit dollars due to the increased sales volume in the thirty-nine weeks ended October 28, 2017. Additionally, as a result of the sales increase in the period, our SG&A as a percentage of net sales decreased by 130 basis points, all resulting in increased Adjusted EBITDA compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of October 28, 2017, we had $98.5 million of available borrowings under our Revolving Credit Facility, $42.2 million of cash and cash equivalents on hand, and $126.3 million of outstanding borrowings under our Term Loan Facility.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  For the thirty-nine weeks ended October 28, 2017 we spent $15.2 million for capital expenditures compared to $14.2 million for the thirty-nine weeks ended October 29, 2016. We expect to fund capital expenditures from net cash provided by operating activities. We opened 31 new stores during the thirty-nine weeks ended October 28, 2017 and three new stores since that date. We also invested in our distribution centers, store resets and general corporate capital expenditures, including information technology, in the thirty-nine weeks ended October 28, 2017.

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

Based on our new store growth plans, we believe our cash position, net cash provided by operating activities and availability under our Revolving Credit Facility will be adequate to finance our planned capital expenditures, working capital requirements and debt service over the next 12 months.  If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, we will then be required to obtain additional equity or debt financing in the future.  There can be no assurance equity or debt financing will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-nine weeks ended
	October 28, 2017	October 29, 2016
	(in thousands)
Net cash provided by operating activities	$20,384	$4,161
Net cash used in investing activities	(15,119)	(14,218)
Net cash provided by (used in) financing activities	(61,784)	15,759
Net increase (decrease) in cash and cash equivalents	$(56,519)	$5,702

Cash Provided By Operating Activities

Net cash provided by operating activities was $20.4 million and $4.2 million in the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.  The improvement in net cash inflow in the thirty-nine weeks ended October 28, 2017 was primarily due to increased net income, partially offset by unfavorable changes in certain working capital accounts, including increases in inventory to support our larger store base.

Cash Used in Investing Activities

Net cash used in investing activities was $15.1 million and $14.2 million in the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively. The increase in cash used in investing activities is primarily due to capital expenditures associated with two additional new stores opened in the thirty-nine weeks ended October 28, 2017 as compared with the thirty-nine weeks ended October 29, 2016, partially offset by a favorable year-over-year variance in equipment purchases for the Commerce, GA distribution center.

Cash Provided By (Used In) Financing Activities

Net cash used in financing activities for the thirty-nine weeks ended October 28, 2017 was $61.8 million compared to net cash provided by financing activities of $15.8 million for the thirty-nine weeks ended October 29, 2016.  Net cash outflow in the thirty-nine weeks ended October 28, 2017 was primarily due to $65.0 million of prepayments on our Term Loan Facility during the first quarter of fiscal year 2017.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than those which occur in the ordinary course of business.

The Company commenced 34 new leases during the thirty-nine weeks ended October 28, 2017.  The fully executed leases have initial terms typically between five to ten years with options to renew for two to four successive five-year periods which have future minimum lease payments totaling approximately $47.0 million.

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

Interest Rate Risk

As of October 28, 2017, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K filed with the SEC on March 29, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended October 28, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 7, 2017	/s/	John Swygert

John Swygert
Executive Vice President and
Chief Financial Officer