Form 10-K
period 2018-02-03
Ollie's Bargain Outlet Holdings, Inc.
filed 2018-04-04
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.2 billion as of July 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

The number of issued and outstanding shares of the registrant's common stock, $.001 par value, as of April 2, 2018 was 62,203,435.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of the 2017 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Cautionary note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1955. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including recently enacted tax legislation, and the following:

•	our failure to adequately procure and manage our inventory or anticipate consumer demand;
•	changes in consumer confidence and spending;
•	risks associated with intense competition;
•	our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all;
•	our failure to hire and retain key personnel and other qualified personnel;
•	our inability to obtain favorable lease terms for our properties;
•	the loss of, or disruption in the operations of, our centralized distribution centers;
•	fluctuations in comparable store sales and results of operations, including on a quarterly basis;
•	risks associated with our lack of operations in the growing online retail marketplace;
•	our inability to successfully implement our marketing, advertising and promotional efforts;
•	the seasonal nature of our business;
•	risks associated with the timely and effective deployment and protection of computer networks and other electronic systems;
•	the risks associated with doing business with international manufacturers;
•	changes in government regulations, procedures and requirements; and
•	our ability to service our indebtedness and to comply with our financial covenants.

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

Ollie’s Bargain Outlet Holdings, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year. References to “2017,” “2016,” and “2015” represent the 2017 fiscal year ended February 3, 2018, the 2016 fiscal year ended January 28, 2017 and the 2015 fiscal year ended January 30, 2016, respectively. 2017 consisted of a 53-week period and each of 2016 and 2015 consisted of a 52-week period. References to “2018” refer to the fiscal year ending February 2, 2019, which consists of a 52-week period.

In this report, the terms “Ollie’s,” the “Company,” “we,” “us” or “our” mean Ollie’s Bargain Outlet Holdings, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.

PART I

Item 1.	Business

Our company

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

Mark Butler, our Chairman, President and Chief Executive Officer, co-founded Ollie’s in 1982, based on the idea that “everyone in America loves a bargain.” Since opening our first store in Mechanicsburg, PA, we have expanded throughout the Eastern portion of the United States. From the time Mr. Butler assumed his current position as President and Chief Executive Officer in 2003, we have grown from operating 28 stores in three states to 268 stores in 20 states as of February 3, 2018. Our no-frills, “semi-lovely” warehouse style stores average approximately 32,500 square feet and generate consistently strong financial returns across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We believe there is opportunity for more than 950 Ollie’s locations across the United States based on internal estimates and third party research conducted by Jeff Green Partners, a retail real estate feasibility consultant that provides market analysis and strategic planning and consulting services.

Our constantly changing merchandise assortment is procured by a highly experienced merchant team, who leverage deep, long-standing relationships with hundreds of major manufacturers, wholesalers, distributors, brokers and retailers. These relationships enable our merchant team to find and select only the best buys from a broad range of brand name and closeout product offerings and to pass drastically reduced prices along to our customers. As we grow, we believe our increased scale has provided and will continue to provide us with even greater access to brand name products as many large manufacturers favor large buyers capable of acquiring an entire deal. Our merchant team augments these deals with directly sourced products, including Ollie’s own private label brands and other products exclusive to Ollie’s.

Our business model has produced consistently strong growth and financial performance. From 2013 through 2017 (except as noted):

•	Our store base expanded from 154 stores to 268 stores, a compound annual growth rate, or CAGR, of 14.8% and we entered six new states;
•	Comparable store sales grew at an average rate of 3.7% per year;
•	Net sales increased from $540.7 million to $1.077 billion, a CAGR of 18.8%; and
•	Net income increased from $19.5 million to $127.6 million.

Our competitive strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth:

“Good Stuff Cheap”—Ever changing product assortment at drastically reduced prices.   Our stores offer something for everyone across a diverse range of merchandise categories at prices up to 70% below department and fancy stores and up to 20-50% below mass market retailers. Our product assortment frequently changes based on the wide variety of deals available from the hundreds of brand name suppliers we have relationships with. We augment these opportunistic deals on brand name merchandise with directly-sourced unbranded products or those under our own private label brands such as Sarasota Breeze, Steelton Tools, American Way and Commonwealth Classics and exclusively licensed recognizable brands and celebrity names such as Magnavox, Marcus Samuelsson Signature Cookware, Josh Capon, Country Living, Popular Mechanics and Wells Lamont. Brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our 2017 merchandise purchases. Our treasure hunt shopping environment and slogan “when it’s gone, it’s gone” help to instill a “shop now” sense of urgency that encourages frequent customer visits.

Highly experienced and disciplined merchant team.   Our 16-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by five senior merchants, including Mark Butler, and has 100 combined years of experience at Ollie’s. We have been doing business with our top 15 suppliers for an average of 13 years, and no supplier accounted for more than 5% of our purchases during 2017. Our well-established relationships with our suppliers, together with our scale, buying power, financial credibility and responsiveness, often makes Ollie’s the first call for available deals. Our direct relationships with our suppliers have increased as we have grown and we continuously strive to broaden our supplier network. These factors provide us with increased access to goods, which enables us to be more selective in our deal-making and, we believe, helps us provide compelling value and assortment of goods to our customers and fuels our continued profitable growth.

Distinctive brand and engaging shopping experience.   Our distinctive and often self-deprecating humor and highly recognizable caricatures are used in our stores, flyers, mailers, website and email campaigns. We attempt to make our customers laugh as we poke fun at ourselves and current events. We believe this approach creates a strong connection to our brand and sets us apart from other, more traditional retailers. Our “semi-lovely” stores feature these same brand attributes together with witty signage in a warehouse format that creates a fun, relaxed and engaging shopping environment. We believe that by disarming our customers by getting them to giggle a bit, they are more likely to look at and trust our products for what they are—extremely great bargains. We offer a “30-day no hard time guarantee” as a means to overcome any skepticism associated with our cheap prices and to build trust and loyalty, because if our customers are not happy, we are not happy. We welcome customers to bring back their merchandise within that timeframe for a “no hard time” full refund. We also make it easy for our customers to browse our stores by displaying our products on easily accessible fixtures and by keeping the stores clean and well-lit. We believe our humorous brand image, compelling values and welcoming stores resonate with our customers and define Ollie’s as a unique and comfortable destination shopping location.

Extremely loyal “Ollie’s Army” customer base.   Our best customers are members of our Ollie’s Army customer loyalty program, which stands at 8.8 million members as of February 3, 2018. For 2017, approximately 70% of our sales were from Ollie’s Army members, and we grew our base of loyal members by 19.4% during 2017. Ollie’s Army members spend approximately 40% more per shopping trip at Ollie’s than non-members. We identify our target customer as “anyone between the ages of 25-70 with a wallet or a purse” seeking a great bargain.

Strong and consistent store model built for growth.   We employ a proven new store model that generates strong cash flow, consistent financial results and attractive returns on investment regardless of the economic environment. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. New stores opened from 2012 to 2016 have generated an average of $4.0 million in net sales in their first 12 months of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, strategically-located distribution centers and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Highly experienced and passionate founder-led management team.   Our leadership team, directed by our co-founder, Chairman, President and Chief Executive Officer, Mark Butler, has guided our organization through its expansion and positioned us for continued growth. Mark Butler has assembled a talented and dedicated team of executives with an average of 25 years of retail experience, including an average of 12 years of experience at Ollie’s. Our senior executives possess extensive experience across a broad range of disciplines, including merchandising, marketing, real estate, finance, store operations, supply chain management and information technology. We believe by encouraging equity ownership and fostering a strong team culture, we have aligned the interests of our executives with those of our stockholders. We believe these factors result in a cohesive team focused on sustainable long-term growth.

Our growth strategy

We plan to continue to drive growth in sales and profitability by executing on the following strategies:

Grow our store base.   We believe our compelling value proposition and the success of our stores across a broad range of geographic regions, population densities and demographic groups create a significant opportunity to profitably increase our store count. Our internal estimates and third party research conducted by Jeff Green Partners indicate the potential for more than 950 national locations. Our new store real estate model is flexible and focuses predominately on second generation sites ranging in size from 25,000 to 35,000 square feet. We believe there is an ample supply of suitable low-cost, second generation real estate to allow us to infill within our existing markets as well as to expand into new, contiguous geographies. This approach leverages our distribution infrastructure, field management team, store management, marketing investments and brand awareness. We expect our new store openings to be the primary driver of our continued, consistent growth in sales and profitability.

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

Leverage and expand Ollie’s Army.   We intend to recruit new Ollie’s Army members and increase their frequency of store visits and spending by enhancing our distinctive, fun and recognizable marketing programs, building brand awareness, further rewarding member loyalty and utilizing more sophisticated data driven targeted marketing. We believe these strategies, coupled with a larger store base, will enable us to increase the amount of sales driven by loyal Ollie’s Army customers seeking the next great deal.

Segments

We operate in one reporting segment. See Note 12, “Segment Reporting,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our merchandise

Strategy

We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. Our ever changing assortment of “Good Stuff Cheap” includes brand name and closeout merchandise from leading manufacturers. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer. Brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our 2017 merchandise purchases. We believe our compelling value proposition and the unique nature of our merchandise offerings have fostered our customer appeal across a variety of demographics and socioeconomic profiles.

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

Product mix

Examples of our product offerings include:

•	Housewares: cooking utensils, dishes, appliances, plastic containers, cutlery, storage and garbage bags, detergents and cleaning supplies, cookware and glassware, fans and space heaters, candles, frames and giftware;
•	Food: packaged food including coffee, bottled non-carbonated beverages, salty snacks, condiments, sauces, spices, dry pasta, canned goods, cereal and cookies;
•	Bed and bath: household goods including bedding, towels, curtains and associated hardware;
•	Books and stationery: novels, children’s, how-to, business, cooking, inspirational and coffee table books along with DVDs, greeting cards and various office supplies and party goods;
•	Floor coverings: laminate flooring, commercial and residential carpeting, area rugs and floor mats;
•	Electronics: air conditioners, home electronics, cellular accessories and as seen on television;
•	Toys: dolls, action figures, puzzles, educational toys, board games and other related items;
•	Health and beauty aids: personal care, hair care, oral care, health and wellness, over-the-counter medicine, first aid, sun care, and personal grooming; and
•	Other: hardware, candy, clothing, sporting goods, pet products, luggage, automotive, seasonal, furniture, summer furniture and lawn & garden.

The following chart shows the breakdown of our 2017 net sales by merchandise category:

Housewares
13.7%
Food
11.9%
Bed and bath
10.5%
Books and stationery
10.0%
Floor coverings
7.7%
Electronics
6.9%
Toys
5.5%
Health and beauty aids
5.5%
Other
28.3%

Product categories

We maintain consistent average margins across our primary product categories described below.

Brand name and closeout merchandise (approximately 70% of merchandise purchases in 2017)

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

Non-closeout goods/private label (approximately 30% of merchandise purchases in 2017)

We augment the breadth of our brand name merchandise with non-closeout and private label merchandise. In categories where the consumer is not as brand conscious, such as food, home textiles, and furniture, or when we may not be offering a current brand name merchandise deal, we will buy deeply discounted unbranded merchandise. These extreme value offerings are mixed in the stores with our brand name merchandise. We also have a variety of domestic and direct-import private label merchandise and exclusive products sold under brands such as Sarasota Breeze, Steelton Tools, American Way and Commonwealth Classic. These high quality products are developed in key categories such as housewares, and are designed to create brand-like excitement and complement our brand name merchandise. We also have licenses for private label products that use recognizable celebrity names like Marcus Samuelsson and Josh Capon, or brand names like Country Living, Magnavox, Popular Mechanics and Wells Lamont. We routinely evaluate the quality and condition of these private label goods to ensure that we are delivering our customer a high quality product at a great price.

Merchandise procurement and distribution

Our disciplined buying strategy and strict adherence to purchasing margins support our merchandising strategy of buying cheap to sell cheap.

Merchandising team

Our 16-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by five senior merchants, including Mark Butler, and has over 100 combined years of experience at Ollie’s. Our merchants specialize by department in order to build category expertise, in-depth knowledge and sourcing relationships. We believe our buying approach, coupled with long-standing and newly formed relationships, enable us to find the best deals from major manufacturers and pass drastically reduced prices along to our customers. We plan to further invest in and grow our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

Merchandise procurement

We believe that our strong sourcing capabilities are the result of our tenured merchant team’s ability to leverage deep, long-standing relationships with hundreds of manufacturers, wholesalers, brokers, retailers and other suppliers. Our merchants maintain direct relationships with brand manufacturers, regularly attend major tradeshows and travel the world to source extreme value offerings across a broad assortment of product categories. We are an ideal partner to major manufacturers because our merchants are experienced and empowered to make quick decisions. Each opportunity is unique and our merchants negotiate directly with the supplier to lock in a particular deal. Our ability to select the most attractive opportunistic purchases from a growing number of available deals enables us to provide a wide assortment of goods to our customers at great bargain prices.

We source from over 1,100 suppliers, and no supplier accounted for more than 5% of our purchases during 2017. Our dedication to building strong relationships with suppliers is evidenced by a 13-year average relationship with our top 15 suppliers. As we continue to grow, we believe our increased scale will provide us with even greater access to brand name products since many major manufacturers seek a single buyer to acquire the entire deal.

Distribution and logistics

We have made significant investments in our distribution network and personnel to support our store growth plan. Currently, we distribute over 90% of our merchandise from our distribution centers in York, PA (603,000 square feet)

and Commerce, GA (962,280 square feet). In order to minimize the amount of time our retail stores devote to inventory management, our merchandise is seeded with price tickets and labeled with a bar code for shipping.

Our stores generally receive shipments from our distribution centers two to three times a week, depending on the season and specific store size and sales volume. We utilize independent third party freight carriers and, on average, load and ship between 70 and 80 trucks per day.

We believe our existing distribution capabilities will support our anticipated store growth of between 350 to 400 stores over the next several years.

Our stores

As of February 3, 2018, we operated 268 stores, averaging approximately 32,500 square feet, across 20 contiguous states in the Eastern portion of the United States. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We have successfully opened stores in six new states since 2013, highlighting the portability of our new store model. The following map shows the number of stores in each of the states in which we operated as of February 3, 2018:

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

We believe the store layout and merchandising strategy help to instill a “shop now” sense of urgency and increase frequency of customer visits as customers never know what they might come across in our stores. We make it easy for our customers to browse our stores by displaying our frequently changing assortment of products on rolling tables, pallets and other display fixtures. Our store team leaders are responsible for maintaining our treasure hunt shopping experience, keeping the stores clean and well-lit and ensuring our customers are engaged. We believe our humorous brand image, compelling values and welcoming stores resonate with our customers and define Ollie’s as a unique and comfortable destination shopping location.

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

We maintain a pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	2017	2016	2015
Stores open at beginning of period	234	203	176
Stores opened	34	31	28
Stores closed	—	—	(1)
Stores open at end of period	268	234	203

We utilize a rigorous site selection and real estate approval process in order to leverage our infrastructure, marketing investments and brand awareness. Members of our real estate team spend considerable time evaluating prospective sites before bringing a new lease proposal to our real estate committee, which is comprised of senior management and executive officers. Our flexible store layout allows us to quickly take over a variety of low-cost, second generation sites, including former big box retail and grocery stores.

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

Our strong unit growth is supported by our predictable and compelling new store model. We target a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. With our relatively low investment costs and strong new store opening performance, we target new store sales of $3.9 million. New stores opened from 2012 to 2016 have generated an average of $4.0 million in net sales in their first full year of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, corporate infrastructure, including our two distribution centers, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Store-level management and training

Our Senior Vice President of Store Operations oversees all store activities. Our stores are grouped into three regions, divided generally along geographic lines. We employ three regional directors, who have responsibility for the day-to-day operations of the stores in their region. Reporting to the regional directors are 26 district team leaders who each manage a group of stores in their markets. At the store level, the leadership team consists of a store team leader (manager), co-team leader (first level assistant manager) and assistant team leader (second level assistant manager). Supervisors oversee specific areas within each store.

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

We work tirelessly to hire talented people, to improve our ability to assess talent during the interview process and to regularly train those individuals at Ollie’s who are responsible for interviewing candidates. We also devote substantial resources to training our new managers through our Team Leader Training Program. This program operates at 21 designated training stores located across our footprint. It provides an in-depth review of our operations, including merchandising, policies and procedures, asset protection and safety, and human resources. Part-time associates receive structured training as part of their onboarding throughout their first five scheduled shifts.

Our Ollie’s Leadership Institute (“OLI”) is a program that is used to equip associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare him or her for his or her next level position. Our strong growth provides opportunities for advancement and OLI is focused on preparing eligible candidates for these positions. OLI is our preferred source for new supervisors and team leaders as “home grown” talent has proven to be successful. Since the program was implemented in 2009, our internal promotion rate has increased from approximately 18% to approximately 45% in 2017. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.

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

We tailor our marketing mix and strategy for each market, deal or promotion. We primarily use the following forms of marketing and advertising:

•	Print and direct mail: During 2017, we distributed over 500 million highly recognizable flyers. Our flyers are distributed 21 times per year and serve as the foundation of our marketing strategy. They highlight current deals to create shopping urgency and drive traffic and increase frequency of store visits;
•	Radio and television: We selectively utilize creative radio and television advertising campaigns in targeted markets at certain times of the year, particularly during the holiday sales season, to create brand awareness and support new store openings;
•	Sports marketing, charity and community events: We sponsor professional and amateur athletics including Major League Baseball, NASCAR, National Hockey League, NCAA basketball and football, as well as various local athletic programs. Additionally, we are dedicated to maintaining a visible presence in the communities in which our stores are located through the sponsorship of charitable organizations such as the Children’s Miracle Network, Cal Ripken, Sr. Foundation and the Kevin Harvick Foundation. We believe these sponsorships promote our brand, underscore our values and build a sense of community; and
•	Digital marketing and social media: We maintain an active web presence and promote our brand through our website and social media outlets. We also utilize targeted email marketing to highlight our latest brand name offerings and drive traffic to our stores.

Ollie’s Army

Our customer loyalty program, Ollie’s Army, stands at 8.8 million members as of February 3, 2018, an increase of 19.4% from 2016. In 2017, Ollie’s Army members accounted for approximately 70% of net sales and spent approximately 40% more per shopping trip, on average, than non-members. Consistent with our marketing strategy, we engage new and existing Ollie’s Army members through the use of witty phrases and signage; examples include “Enlist in Ollie’s Army today,” “become one of the few, the cheap, the proud” and “Ollie’s Army Boot Camp…all enlistees will receive 15% off their next purchase.” In addition, for every $250 Ollie’s Army members spend, they receive a coupon for 10% off their next entire purchase. Historically, Ollie’s Army members have demonstrated double-digit redemption rates for promotional activities exclusive to Ollie’s Army members, such as our Valentine’s, Boot Camp and Buzzard 15% off mailers, as well as Ollie’s Army Night, a special annual one-day after-hours sale in December for Ollie’s Army members. We expect to continue leveraging the data gathered from our proprietary database of Ollie’s Army members to better segment and target our marketing initiatives and increase shopping frequency.

Competition

We compete with a diverse group of retailers, including discount, closeout, mass merchant, department, grocery, drug, convenience, hardware, variety, online and other specialty stores.

The principal basis on which we compete against other retailers is by offering an ever changing selection of brand name products at compelling price points in an exciting shopping environment. Accordingly, we compete against a fragmented group of retailers, wholesalers and jobbers to acquire merchandise for sale in our stores.

Our established relationships with our suppliers, coupled with our scale, associated buying power, financial credibility and responsiveness, often makes Ollie’s the first call for available deals. Our direct relationships with suppliers have increased as we have grown, and we continuously strive to broaden our supplier network.

Trademarks and other intellectual property

We own multiple state and federally registered trademarks related to our brand, including “Ollie’s,” “Ollie’s Bargain Outlet,” “Good Stuff Cheap,” “Ollie’s Army,” “Real Brands Real Cheap!” and “Real Brands! Real Bargains!” In addition, we maintain a trademark for the image of Ollie, the face of our company. We also own registered trademarks for many of our private labels such as “Sarasota Breeze,” “Steelton Tools,” “American Way” and “Commonwealth Classics,” among others. We are also in the process of prosecuting several other trademarks, both for private label goods and to further identify our services. We enter into trademark license agreements where necessary, which may include our private label offerings, such as the Magnavox products and Marcus Samuelsson Signature Cookware available in our stores. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.ollies.us, www.olliesbargainoutlet.com, www.olliesarmy.com, www.ollies.cheap, www.sarasotabreeze.com and www.olliesmail.com, and unregistered copyrights in our website content. We attempt to obtain registration of our trademarks as practical and pursue infringement of those marks when appropriate.

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

Employees

As of February 3, 2018, we employed more than 6,700 associates, approximately 3,000 of whom were full-time and approximately 3,700 of whom were part-time. Of our total associate base, approximately 140 were based at our store support center in Harrisburg, PA. Our distribution centers employ approximately 500 associates. The remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. In 2017, we employed approximately 2,300 additional seasonal associates during our peak holiday sales season. We have a long history of maintaining a culture that embraces our associates. We take pride in providing a great work environment and strong growth opportunities for our associates. None of our associates belong to a union or are party to any collective bargaining or similar agreement.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act are available free of charge on our website, www.ollies.us, as soon as reasonably practicable after the electronic filing of such reports with the Securities and Exchange Commission (“SEC”).

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

Our business is dependent on our ability to strategically source a sufficient volume and variety of brand name merchandise at opportunistic pricing. We do not have significant control over the supply, design, function, cost or availability of many of the products that we offer for sale in our stores. Additionally, because a substantial amount of our store products are sourced by us from suppliers on a closeout basis or with significantly reduced prices for specific reasons, we are not always able to purchase specific merchandise on a recurring basis. We do not have long-term contracts with our suppliers and, therefore, we have no contractual assurances of pricing or access to products and any supplier could discontinue sales to us at any time or offer us less favorable terms on future transactions. We generally make individual purchase decisions for products that become available, and these purchases may be for large quantities that we may not be able to sell on a timely or cost-effective basis. Due to economic uncertainties, some of our suppliers may cease operations or may otherwise become unable to continue supplying discounted or closeout merchandise on terms or in quantities acceptable to us.

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

Shortages or disruptions in the availability of brand name or unbranded products of a quality acceptable to our customers and us could have a material adverse effect on our business, financial condition and results of operations and also may result in customer dissatisfaction. In addition, we may significantly overstock products that prove to be undesirable and be forced to take significant markdowns. We cannot ensure that our merchant team will continue to identify the appropriate customer demand and take advantage of appropriate buying opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to generate revenues is dependent on consumer confidence and spending, which may be subject to factors beyond our control, including changes in economic and political conditions.

The success of our business depends, to a significant extent, on the level of consumer confidence and spending. A number of factors beyond our control affect the level of customer confidence and spending on merchandise that we offer, including, among other things:

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

We face intense competition, which could limit our growth opportunities and adversely impact our financial performance.

We compete with a highly fragmented group of competitors, including discount, closeout, mass merchant, department, grocery, drug, convenience, hardware, variety, online and other specialty stores. We compete with these retailers with respect to price, store location, supply and quality of merchandise, assortment and presentation and customer service. This competitive environment subjects us to the risk of an adverse impact to our financial performance because of the lower prices, and thus the lower margins, that are required to maintain our competitive position. A number of different competitive factors outside of our control could impact our ability to compete effectively, including:

•	entry of new competitors in our markets;
•	increased operational efficiencies of competitors;
•	online retail capabilities of our competitors;

•	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor customer confidence, low discretionary income or economic uncertainty;
•	continued and prolonged promotional activity by our competitors;
•	liquidation sales by our competitors that have filed or may file in the future for bankruptcy;
•	geographic expansion by competitors into markets in which we currently operate; and
•	adoption by existing competitors of innovative store formats or retail sales methods.

A number of our competitors also have greater financial and operational resources, greater brand recognition, longer operating histories and broader geographic presences than us. We remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these or other competitors could attract our customer base, including, but not limited to the members of Ollie’s Army.

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

We cannot guarantee that we will continue to be able to successfully compete against either existing or future competitors. Our inability to respond effectively to competitive pressures, improved performance by our competitors and changes in the retail markets could result in lost market share and have a material adverse effect on our business, financial condition and results of operations.

If we fail to open new profitable stores on a timely basis or successfully enter new markets, our financial performance could be materially adversely affected.

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions. We opened 34 and 31 new stores in 2017 and 2016, respectively, as we continue to backfill in existing markets and expand into contiguous geographies. Our ability to timely open new stores depends in part on several factors, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate and enter into leases with acceptable terms; our ability to obtain permits and licenses; our ability to hire and train new personnel, especially store managers, in a cost effective manner; our ability to adapt our distribution and other operational and management systems to a changing network of stores; the availability of capital funding for expansion; our ability to respond to demographic shifts in areas where our stores are located and general economic conditions.

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

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, our merchant team and other key personnel. The unexpected loss of services of any of our executive officers, particularly Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, or senior members of our merchant team could materially adversely affect our business and operations. Competition for skilled and experienced management in the retail industry is intense, and our future success will also depend on our ability to attract and retain qualified personnel, including our merchant team which is responsible for purchasing and negotiating the terms of our merchandise. Failure to attract and retain new qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Factors such as inflation, cost increases and energy prices could have a material adverse effect on our business, financial condition and results of operations.

Future increases in costs, such as the cost of merchandise, shipping rates, freight costs and store occupancy costs, may reduce our profitability, given our pricing model. These cost increases may be the result of inflationary pressures which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, wage rates and lease and utility costs, may increase our cost of goods sold or selling, general and administrative expenses. Our low price model and competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and, therefore, reduce our profitability and have a material adverse effect on our business, financial condition and results of operations.

If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

Our inventory balance represented 70.7% of our total assets exclusive of goodwill, trade name and other intangible assets, net, as of February 3, 2018. Efficient inventory management is a key component of our profitability and ability to generate revenue. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods adversely impact our results of operations. If our buying decisions do not accurately correspond to customer preferences, if we inappropriately price products or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of any excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We continue to focus on ways to reduce these risks, but we cannot ensure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in the implementation of our long-term business strategy, which could materially adversely affect our business, results of operations, cash flows and financial condition.

Our success depends, to a significant degree, on our ability to successfully implement our long-term business strategy. Our ability to successfully implement our business strategy depends on a significant number of factors, including, but not limited to, our ability to:

•	expand our store base and increase our customers;
•	access an adequate supply of quality brand name and closeout merchandise from suppliers at competitive prices;
•	achieve profitable sales and to make adjustments as market conditions change;
•	foster customer acceptance of our marketing and merchandise strategies;
•	respond to competitive pressures in our industry;
•	attract and retain store-level and management-level associates;
•	properly respond to the dynamics and demands of our market;
•	maintain our relationships with our suppliers and customers;

•	achieve positive cash flow, particularly during our peak inventory build-ups in advance of the holiday sales season; and
•	adapt to any revised or new strategic initiatives and organizational structure.

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

We focus on providing our customers with a memorable and engaging shopping experience. To grow our operations and meet the needs and expectations of our customers, we must attract, train and retain a large number of highly qualified store management personnel and sales associates, while controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, governmental bodies such as the Equal Employment Opportunity Commission and the National Labor Relations Board, prevailing wage rates, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act, health insurance costs and our ability to maintain good relations with our associates. We compete with other retail businesses for many of our store management personnel and sales associates in hourly and part-time positions. These positions have had historically high turnover rates, which can lead to increased training and retention costs. We also rely on associates in our distribution centers to ensure the efficient processing and delivery of products from our suppliers to our stores. If we are unable to attract and retain quality sales associates and management personnel, it could have a material adverse effect on our business, financial condition and results of operations.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.

Other than one store location, which is owned, we lease our store locations, our corporate headquarters and our distribution facilities in York, PA and Commerce, GA. Our stores are leased from third parties, with typical initial lease terms of five to ten years with options to renew for two to four successive five-year periods. We believe that we have been able to negotiate favorable rental rates over the last few years due in large part to the general state of the economy, the increased availability of vacant big box retail sites and our careful identification of favorable lease opportunities. While we will continue to seek out advantageous lease opportunities, there is no guarantee that we will continue to be able to find low-cost second generation sites or obtain favorable lease terms. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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

With few exceptions, inventory is shipped directly from suppliers to our two distribution centers in York, PA, and Commerce, GA, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. Increases in transportation costs (including increases in fuel costs), supplier-side delays, reductions in the capacity of carriers, changes in shipping companies, labor strikes or shortages in the transportation industry and unexpected delivery interruptions also have the potential to derail our orderly distribution process. We also may not anticipate changing demands on our distribution system. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption insurance, in the event our distribution centers are shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. In addition, our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains. Any repeated, intermittent, or long-term disruption in the operations of our distribution centers would hinder our ability to provide merchandise to our stores and could have a material adverse effect on our business, financial condition and results of operations.

Our new store growth is dependent on our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.

We maintain distribution centers in York, PA and Commerce, GA to support our existing stores and our growth objectives. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. Should we open additional distribution centers, delays in such openings could adversely affect our future operations by slowing store growth, which could, in turn, reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

We do not compete in the growing online retail marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

Our long-term business strategy does not presently include the development of online retailing capabilities. To the extent that we implement online operations, we would incur substantial expenses related to such activities and be exposed to additional cybersecurity risks. Further, any development of an online retail marketplace is a complex undertaking, and there is no guarantee that any resources we apply to this effort will result in increased revenues or operating performance. However, with the growing acceptance of online shopping and the increased proliferation of mobile devices, competition from other retailers in the online retail marketplace is expected to increase. Certain of our competitors and a number of pure online retailers have established robust online operations. Increased competition from online retailers and our lack of an online retail presence may reduce our customers’ desire to purchase goods from us and could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, it could have a material adverse effect on our business, financial condition and results of operations.

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements and sports marketing, we primarily advertise our in-store offerings through printed flyers. In 2017, approximately 70% of our advertising spend was for the printing and distribution of flyers. If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition and results of operations.

If we fail to protect our brand names, competitors may adopt trade names that dilute the value of these assets.

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

Our results of operations have fluctuated in the past, including on a quarterly basis, and can be expected to continue to fluctuate in the future.

Our comparable store sales and results of operations are affected by a variety of factors, including:

•	national and regional economic trends in the United States;
•	changes in gasoline prices;
•	changes in our merchandise mix;
•	changes in pricing;
•	changes in the timing of promotional and advertising efforts;
•	holidays or seasonal periods; and
•	the weather.

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

We purchase merchandise directly from suppliers outside of the United States. In 2017, substantially all of our private label inventory purchases were direct imports. Our direct imports represented approximately 16% at cost of our total merchandise purchases in 2017. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including possible changes to U.S. trade policy, increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition and results of operations.

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

Any disruptions to our information technology systems or breaches of our network security could disrupt or interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure across our operations, including point-of-sale processing at our stores. In connection with sales, we transmit encrypted confidential credit and debit card information.

As of the end of 2017, we are compliant with the Payment Card Industry Data Security Standard (the “PCI Standard”) issued by the Payment Card Industry Security Standards Council. However, there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. We expect to incur additional expenses, and the time and effort of our information technology staff to maintain PCI compliance. Even though we are compliant with such standards, we still may not be able to prevent or timely detect security breaches.

We also have access to, collect or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. The protection of our customer, associate, supplier and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across the many states in which we conduct our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyber-attack or other security breaches. We have procedures in place to evaluate the integrity of our systems, and to safeguard such data and information. However, a significant breach of customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits.

An increasingly significant portion of our sales depends on the continuing operation of our information technology and communications systems, including, but not limited to, our point-of-sale system and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from computer viruses, loss of data, unauthorized data breaches, usage errors by our associates or our contractors or other attempts to harm our systems, including cyber-security attacks or other breaches of cardholder data, earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of intentional sabotage, unauthorized access, natural disaster, or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services, non-compliance with certain regulations, substantial remediation costs, and liability for lost or stolen information, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the PCI Standard, which contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are in compliance with the PCI Standard as of the end of 2017, and compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them. If there are amendments to the PCI Standard, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. In addition, we may have to upgrade our existing information technology systems from time to time in order for such systems to withstand the increasing needs of our expanding business. Any material interruption experienced by our information technology systems could have a material adverse effect on our business, financial condition and results of operations. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

Because our business is seasonal, with the highest volume of net sales during the holiday season, adverse events during our fourth fiscal quarter could materially adversely affect our business, operations, cash flow and financial condition.

We generally recognize our highest volume of net sales in connection with the holiday sales season, which occurs in the fourth quarter of our fiscal year. In anticipation of the holiday sales season, we purchase substantial amounts of seasonal inventory and hire many part-time associates. Because a significant percentage of our net sales and operating income are generated in our fourth fiscal quarter, we have limited ability to compensate for shortfalls in our fourth fiscal quarter sales or earnings by changing our operations or strategies in other fiscal quarters. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, or unanticipated adverse weather conditions could result in lower than planned sales during the holiday sales season. If our fourth fiscal quarter sales results were substantially below expectations, we would realize less cash from operations, and may be forced to mark down our merchandise, especially our seasonal merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

The cost of compliance with product safety regulations and risks related to product liability claims and product recalls could damage our reputation, increase our cost of doing business and could have a material adverse effect on our business, financial condition and results of operations.

New federal or state legislation, including new product safety laws and regulations, may negatively impact our operations. Future changes in product safety legislation or regulations may lead to product recalls and the disposal or write-off of merchandise. While we work to comply in all material respects with applicable legislation and regulations, and to execute product recalls in a timely manner, if our merchandise, including food and consumable products and flooring, does not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales and increased costs, be exposed to legal and reputational risk and face fines or penalties which could materially adversely affect our financial results. We also purchase a material portion of our products on a closeout basis. Some of these products are obtained through brokers or intermediaries rather than through manufacturers. The closeout nature of a portion of our products sometimes makes it more difficult for us to investigate all aspects of these products. Furthermore, customers have asserted claims, and may in the future assert claims, that they have sustained injuries from merchandise offered by us, and we may be subject to lawsuits relating to these claims. There is a risk that these claims may exceed, or fall outside the scope of, our insurance coverage. Even with adequate insurance and indemnification from third-party suppliers, such claims, even if unsuccessful or not fully pursued, could significantly damage our reputation and customer confidence in our products. If this occurs, it may be difficult for us to regain lost sales, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of February 3, 2018, we had $48.8 million of outstanding borrowings on the senior secured term loan facility (the “Term Loan Facility”) and no outstanding borrowings under the revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”), with $96.0 million of borrowing availability, letter of credit commitments of $3.7 million and $0.3 million of rent reserves. We may, from time to time, incur additional indebtedness.

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

We may be unable to generate sufficient cash flow to satisfy our debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business, financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of our existing or future debt agreements, including our Credit Facilities, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability. If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during these periods. Natural disasters, including tornadoes, hurricanes, floods and earthquakes, may damage our stores or other operations, which may materially adversely affect our consolidated financial results. To the extent these events also impact one or more of our key suppliers or result in the closure of one or both of our centralized distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. This could have a sustained material adverse effect on our business, financial condition and results of operations.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, wage and hour and other employment-related claims, including class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. Although we continue to maintain property insurance for catastrophic events at our store support center, distribution centers and stores, we are not self-insured for other property losses. In addition, because of ongoing changes in healthcare law, among other things, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical claims. While we have coverage for some cyber-related incidents, the nature and scope of any potential attack or breach may result in substantial costs that would exceed the scope of coverage or limits of coverage. If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition and results of operations.

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

If our estimates or judgments relating to our significant accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or grant of stock options or restricted stock units in the future may cause the market price of our common stock to decrease significantly. As of February 3, 2018, we have an aggregate of 4,665,733 shares of common stock issuable upon exercise of outstanding options and the vesting of restricted stock units under the 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2012 Equity Incentive Plan, the “Equity Plans”) (2,680,590 of which are fully vested).

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

Holdings has no direct operations and no significant assets other than ownership of 100% of the capital stock of its subsidiaries. Because Holdings conducts operations through subsidiaries, it depends on those entities for dividends and other payments to generate the funds necessary to meet financial obligations and to pay any dividends with respect to its common stock. Legal and contractual restrictions in the Credit Facilities and other agreements which may govern future indebtedness of subsidiaries, as well as the financial condition and operating requirements of subsidiaries, may limit its ability to obtain cash from subsidiaries. The earnings from, or other available assets of, subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable Holdings to pay any dividends on its common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

As a public company, our management is required to devote substantial time to compliance initiatives.

The Sarbanes-Oxley Act and rules implemented by the SEC and the NASDAQ Stock Market LLC (“NASDAQ”) have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Implementing and maintaining internal controls is time consuming and costly. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our Chief Executive Officer owns a substantial percentage of our outstanding common stock and his interests may be different from or conflict with those of our other stockholders.

As of February 3, 2018, Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, beneficially owns 17.4% of our outstanding common stock. Accordingly, Mr. Butler is able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Our principal stockholder’s interests might not always coincide with our interests or the interests of our other stockholders.

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

If securities analysts or industry analysts downgrade our shares, publish negative research or reports or do not publish reports about our business, our share price and trading volume could decline.

The trading market for our common stock is to some extent influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If no or few analysts commence coverage of us, the trading price of our stock could decrease. Even if we do obtain analyst coverage, if one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price might decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we might lose visibility in the financial markets, which, in turn, could cause our share price or trading volume to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Other than one store location, which we own, we lease our retail stores, often in second generation sites ranging in size from 25,000 to 50,000 square feet. Our corporate headquarters, located in Harrisburg, PA, is 28,128 square feet and is leased under an agreement that expires in October 2023, with options to renew for three successive five-year periods. Our corporate data center and additional office space is 14,107 square feet and is under an agreement that expires July 31, 2020, with an option to purchase or an option to renew for two successive two-year periods. Our 603,000 square foot distribution center located in York, PA is leased under an agreement that expires in March 2028 with options to renew for two successive five-year periods. Our 962,280 square foot distribution center in Commerce, GA is leased under an agreement that expires in April 2024 with options to renew for three successive five-year periods. As of February 3, 2018, there were 268 Ollie’s Bargain Outlet locations across 20 contiguous states in the Eastern portion of the United States.

We maintain a focused and disciplined approach to entering into lease arrangements. All leases are approved by our real estate committee, which is comprised of senior management and executive officers. Our leases generally have an initial term of five to seven years with options to renew for two or three successive five-year periods and generally require us to pay a proportionate share of real estate taxes, insurance and common area or other charges.

Item 3.	Legal Proceedings

We are occasionally a party to legal actions arising in the ordinary course of our business, including employment-related claims and actions relating to intellectual property. None of these legal actions, many of which are covered by insurance, has had a material effect on us. Although as of the date of this annual report we are not a party to any material pending legal proceedings and are not aware of any claims, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements that could have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on NASDAQ under the symbol “OLLI.” The following tables set forth for the periods indicated the high and low sales prices of our common stock on NASDAQ.

	2017
	High	Low
First Quarter	$38.88	$28.90
Second Quarter	$45.55	$37.60
Third Quarter	$46.90	$41.31
Fourth Quarter	$58.50	$42.36
	2016
	High	Low
First Quarter	$28.72	$18.97
Second Quarter	$26.83	$22.25
Third Quarter	$28.60	$24.12
Fourth Quarter	$32.75	$25.65

As of February 3, 2018, we had approximately 320 stockholders of record.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between July 16, 2015 (the first day of trading following our initial public offering (“IPO”)) and February 3, 2018 to the cumulative return of (i) the NASDAQ Composite Total Return index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 on July 16, 2015 in our common stock, the NASDAQ Composite Total Return index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return

260.00
220.00
180.00
140.00
100.00
60.00
7/16/2015
1/30/2016
1/28/2017
2/3/2018
Ollie's Bargain Outlet Holdings, Inc.
NASDAQ Composite Total Return
NASDAQ US Benchmark Retail Index

	7/16/15	1/30/16	1/28/17	2/3/18
Ollie’s Bargain Outlet Holdings, Inc.	$100.00	105.67	138.77	254.14
NASDAQ Global Market Composite Index	$100.00	65.56	78.42	100.90
NASDAQ US Benchmark Retail Index	$100.00	93.65	101.74	135.34

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

The following tables set forth Ollie’s Bargain Outlet Holdings, Inc.’s selected historical consolidated financial and other data for the periods ending on and as of the dates indicated. We derived the consolidated statement of income data and consolidated statement of cash flow data for 2017, 2016 and 2015 and the consolidated balance sheet data as of February 3, 2018 and January 28, 2017 from our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statement of income data and consolidated statement of cash flow data for 2014 and 2013 and the consolidated balance sheet data as of January 30, 2016, January 31, 2015 and February 1, 2014 from our audited consolidated financial statements and related notes thereto not included in this Annual Report on Form 10-K.

2017 consisted of 53 weeks. Each of 2016, 2015, 2014, and 2013 consisted of 52-week periods.

The consolidated statement of income data and consolidated statement of cash flow data for 2017, 2016 and 2015 and the consolidated balance sheet data as of February 3, 2018 and January 28, 2017 are not necessarily indicative of the results expected for 2018 or for any future period. You should read the information set forth below together with the consolidated financial statements and accompanying notes and the information under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statement of Income Data:
Net sales	$1,077,032	$890,315	$762,370	$637,975	$540,718
Cost of sales	645,385	529,904	459,506	384,465	323,908
Gross profit	431,647	360,411	302,864	253,510	216,810
Selling, general and administrative expenses	278,174	242,891	209,783	178,832	153,807
Depreciation and amortization expenses	9,817	8,443	7,172	6,987	8,011
Pre-opening expenses	7,900	6,883	6,337	4,910	4,833
Operating income	135,756	102,194	79,572	62,781	50,159
Interest expense, net	4,471	5,935	15,416	18,432	17,493
Loss on extinguishment of debt	798	—	6,710	671	1,848
Income before income taxes	130,487	96,259	57,446	43,678	30,818
Income tax expense	2,893	36,495	21,607	16,763	11,277
Net income	$127,594	$59,764	$35,839	$26,915	$19,541
Earnings per common share:
Basic	$2.08	$0.99	$0.67	$0.56	$0.40
Diluted	$1.96	$0.96	$0.64	$0.55	$0.40
Weighted average common shares outstanding:
Basic	61,353	60,160	53,835	48,202	48,519
Diluted	64,950	62,415	55,796	48,609	48,519

	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$95,936	$67,088	$45,848	$31,842	$19,713
Investing activities	(19,157)	(16,423)	(14,337)	(14,007)	(9,554)
Financing activities	(136,228)	17,759	(23,204)	(8,049)	(2,593)
	As of
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,234	$98,683	$30,259	$21,952	$12,166
Total assets	1,038,199	1,039,375	943,822	917,131	879,278
Total debt (1)	48,993	194,000	198,451	321,287	268,479
Total liabilities	241,737	388,114	381,873	500,296	435,139
Total stockholders’ equity	796,462	651,261	561,949	416,835	444,139
(1)	Represents total outstanding indebtedness, net of unamortized original issue discount of $15,000 and $0.1 million and deferred financing fees of $0.2 million and $1.2 million as of February 3, 2018 and January 28, 2017, respectively. See Note 5 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer January 31 of the following year. References to “2017” refer to the fiscal year ended February 3, 2018, references to “2016” refer to the fiscal year ended January 28, 2017 and references to “2015” refer to the fiscal year ended January 30, 2016. 2017 consisted of a 53-week period and each of 2016 and 2015 consisted of a 52-week period. References to “2018” refer to the fiscal year ending February 2, 2019, which consists of a 52-week period.

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices. Known for our assortment of “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including food, housewares, books and stationery, bed and bath, floor coverings, electronics, and toys. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong and consistent store performance as evidenced by our store base expansion from 154 stores to 268 stores, net sales growth from $540.7 million to $1.077 billion and average net sales per store ranging from $3.7 million to $4.2 million from 2013 to 2017. Furthermore, our comparable store sales increased from $839.7 million in 2016 to $867.4 million in 2017, or 3.3%.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states. In 2003, Mark Butler, our co-founder, assumed his current role as Chairman, President and Chief Executive Officer. Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of 2003 to 268 stores located in 20 states as of February 3, 2018.

Our stores are supported by two distribution centers, one in York, PA and one in Commerce, GA, which we believe can support between 350 to 400 stores. We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;
•	adding members to our senior management team;
•	expanding the capacity of our distribution centers to our current 1.6 million square feet; and
•	investing in information technology, accounting, and warehouse management systems.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns. Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. We target new stores sales of $3.9 million.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores. The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins. In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business. From 2013 to 2017, net sales grew at a CAGR of 18.8%. We plan to achieve continued net sales growth, including increases in our comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers. We also plan to leverage and expand our Ollie’s Army database marketing strategies. In addition, we plan to continue to manage our selling, general and administrative expenses (“SG&A”) by furthering process improvements and by maintaining our standard policy of reviewing our operating costs.

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

How We Assess the Performance of Our Business and Key Line Items

We consider a variety of financial and operating measures in assessing the performance of our business. The key measures we use are number of new stores, net sales, comparable store sales, gross profit and gross margin, SG&A, pre-opening expenses, operating income, EBITDA and Adjusted EBITDA.

Number of New Stores

The number of new stores reflects the number of stores opened during a particular reporting period. Before we open new stores, we incur pre-opening expenses described below under “Pre-Opening Expenses” and we make an initial investment in inventory. We also make initial capital investments in fixtures and equipment, which we amortize over time.

We opened 34 new stores in 2017. We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are typically between five to seven years with options to renew for two or three successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

Gross Profit and Gross Margin

Gross profit is equal to our net sales less our cost of sales. Cost of sales includes merchandise costs, inventory markdowns, shrinkage and transportation, distribution and warehousing costs, including depreciation. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit.

In addition, our gross margin is impacted by product mix, as some products generally provide higher gross margins, by our merchandise mix and availability and by our merchandise cost, which can vary.

Our gross profit is variable in nature and generally follows changes in net sales. We regularly analyze the components of gross profit as well as gross margin. Specifically, our product margin and merchandise mix is reviewed by our merchant team and senior management, ensuring strict adherence to internal margin goals. Our disciplined buying approach has produced consistent gross margins and we believe helps to mitigate adverse impacts on gross profit and results of operation.

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

The components of our SG&A may not be comparable to the components of similar measures of other retailers. We expect that our SG&A will continue to increase in future periods with future growth.

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

Operating Income

Operating income is gross profit less SG&A, depreciation and amortization and pre-opening expenses. Operating income excludes interest expense, net, and income tax expense. We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

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

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes. Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock-based compensation expense, non-cash purchase accounting items, transaction related expenses and debt financing expenses, which we do not consider representative of our ongoing operating performance. EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations.”

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

Following our IPO, we completed several secondary equity offerings of shares of common stock held by affiliates of our private equity sponsor, CCMP Capital Advisors, LLC (collectively “CCMP”) and other management stockholders. We were acquired by CCMP and certain members of management in September 2012 (the “CCMP Acquisition”). During 2016, CCMP liquidated its ownership position in Ollie’s.

Financing Transactions and Payments to Stockholders

On May 27, 2015, we amended the credit agreements governing our Old Credit Facilities to, among other things, increase the size of the Old Revolving Credit Facility from $75.0 million to $125.0 million and to permit a dividend to holders of our outstanding common stock. We also drew $50.0 million of borrowings on the Old Revolving Credit Facility, the proceeds of which were used to pay an aggregate cash dividend of $48.8 million to holders of our common stock, $1.077 million of bank fees and $0.1 million of legal and other expenses.

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

Store Openings

During 2017 and 2016, we opened 34 and 31 new stores, respectively. In 2015, we opened 28 new stores and closed one store. In connection with these store openings, we incurred pre-opening expenses of $7.9 million, $6.9 million and $6.3 million in 2017, 2016 and 2015, respectively. In 2018, we expect to open between 36 and 38 new stores and enter the states of Arkansas and Louisiana.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for 2017, 2016 and 2015 from our consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	2017	2016	2015
	(dollars in thousands)
Net sales	$1,077,032	$890,315	$762,370
Cost of sales	645,385	529,904	459,506
Gross profit	431,647	360,411	302,864
Selling, general and administrative expenses	278,174	242,891	209,783
Depreciation and amortization expenses	9,817	8,443	7,172
Pre-opening expenses	7,900	6,883	6,337
Operating income	135,756	102,194	79,572
Interest expense, net	4,471	5,935	15,416
Loss on extinguishment of debt	798	—	6,710
Income before income taxes	130,487	96,259	57,446
Income tax expense	2,893	36,495	21,607
Net income	$127,594	$59,764	$35,839
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.9	59.5	60.3
Gross profit	40.1	40.5	39.7
Selling, general and administrative expenses	25.8	27.3	27.5
Depreciation and amortization expenses	0.9	0.9	0.9
Pre-opening expenses	0.7	0.8	0.8
Operating income	12.6	11.5	10.4
Interest expense, net	0.4	0.7	2.0
Loss on extinguishment of debt	0.1	—	0.9
Income before income taxes	12.1	10.8	7.5
Income tax expense	0.3	4.1	2.8
Net income	11.8%	6.7%	4.7%
Select Operating Data:
Number of new stores	34	31	28
Number of store closings	—	—	(1)
Number of stores open at end of period	268	234	203
Average net sales per store (2)	$4,248	$4,050	$4,007
Comparable stores sales change	3.3%	3.2%	6.0%
(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	2017	2016	2015
	(dollars in thousands)
Net Income	$127,594	$59,764	$35,839
Interest expense, net	4,471	5,935	15,416
Loss on extinguishment of debt	798	—	6,710
Depreciation and amortization expenses (1)	12,261	10,668	9,342
Income tax expense	2,893	36,495	21,607
EBITDA	148,017	112,862	88,914
Non-cash stock-based compensation expense	7,413	6,685	5,035
Non-cash purchase accounting items (2)	(64)	(134)	(284)
Transaction related expenses (3)	—	1,736	322
Debt financing expenses (4)	—	—	89
Adjusted EBITDA	$155,366	$121,149	$94,076
(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.
(2)	Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.
(3)	Represents professional services and one-time compensation expenses related to the 2015 IPO and the 2016 secondary offering transactions.
(4)	Represents fees and expenses related to amendments to our Old Credit Facilities in 2015.

2017 compared to 2016

Net Sales

Net sales increased to $1.077 billion for 2017 from $890.3 million for 2016, an increase of $186.7 million, or 21.0%. The increase was the result of a comparable store sales increase of $27.7 million, or 3.3%, and a non-comparable store sales increase of $159.0 million. The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during 2017 and $16.5 million of sales from a 53rd week in 2017. Excluding the 53rd week, sales increased 19.1% year over year.

Comparable store sales increased 3.3% for 2017 compared to a 3.2% increase for 2016, and reflected 52 weeks in both periods. The increase in comparable store sales during 2017 was driven by an increase in the average transaction size as well as an increase in the number of customer transactions. On a department basis, the increase was primarily driven by strong results in the health & beauty aids, housewares, toys, bed and bath and electronic accessories departments, slightly offset by decreases in our hardware, food and books departments.

Cost of Sales

Cost of sales increased to $645.4 million for 2017 from $529.9 million for 2016, an increase of $115.5 million, or 21.8%. The increase in cost of sales was primarily a result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $431.6 million for 2017 from $360.4 million for 2016, an increase of $71.2 million, or 19.8%. The increase in gross profit was primarily the result of new store growth and increases in comparable store sales. Our gross margin decreased to 40.1% from 40.5% for 2017 and 2016, respectively. The decrease in gross margin in 2017 is due decreased merchandise margins partially offset by favorable supply chain costs as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A increased to $278.2 million for 2017 from $242.9 million for 2016, an increase of $35.3 million, or 14.5%. As a percentage of net sales, SG&A decreased 150 basis points to 25.8% for 2017 compared to 27.3% for 2016. The dollar increase in SG&A was primarily driven by increased selling expenses related to new store growth and higher sales volume. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store-related expenses.

Included in SG&A for 2016 were $1.7 million of transaction related expenses associated with our secondary stock offerings on February 18, 2016, June 6, 2016 and September 6, 2016. Excluding the $1.7 million of transaction related expenses from 2016, SG&A in 2017 increased 15.4% over 2016 and as a percentage of net sales decreased 130 basis points.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $9.8 million for 2017 from $8.4 million for 2016, an increase of $1.4 million, or 16.3%, the result of the increased asset base due to new store growth.

Pre-Opening Expenses

Pre-opening expenses increased to $7.9 million for 2017 from $6.9 million for 2016, an increase of $1.0 million, or 14.8%. The increase primarily relates to expenses incurred in opening 34 stores during 2017 compared to opening 31 stores in 2016.

Interest Expense, Net

Net interest expense decreased to $4.5 million for 2017 from $5.9 million for 2016, a decrease of $1.5 million or 24.7%. The decrease in 2017 was primarily due to prepayments on the Term Loan Facility totaling $146.3 million, decreasing our average outstanding loan balance and resulting in a lower interest expense for 2017.

Income Tax Expense

Income tax expense decreased to $2.9 million for 2017 from $36.5 million for 2016, a decrease of $33.6 million, or 92.1%. The decrease in income tax expense was primarily the result of the Tax Cuts and Jobs Act (the “2017 Tax Act”), which was effective as of January 1, 2018. The 2017 Tax Act, among other things, decreased the existing maximum federal corporate tax rate from 35% to 21%. Pursuant to the provisions of the 2017 Tax Act, we recorded a tax benefit of $32.6 million primarily due to the net impact of the revaluation of net deferred tax liability balances at fiscal year-end. The decrease in income tax expense was also due to a discrete tax benefit of $14.4 million recognized under the accounting changes for stock-based compensation in Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result, our effective tax rate decreased to 2.2% for 2017 from 37.9% for 2016.

Net Income

As a result of the foregoing, net income increased to $127.6 million for 2017 from $59.8 million for 2016, an increase of $67.8 million, or 113.5%.

Adjusted EBITDA

Adjusted EBITDA increased to $155.4 million for 2017 from $121.1 million for 2016, an increase of $34.2 million, or 28.2%. As a percentage of net sales, Adjusted EBITDA increased 80 basis points to 14.4%. The increase in Adjusted EBITDA for 2017 is due primarily to our increase in net sales, which was driven by a 3.3% increase in comparable store sales and a 14.5% increase in store count over 2016. In addition, we leveraged SG&A as a percentage of net sales by 130 basis points, all resulting in the improvement of our Adjusted EBITDA performance compared to 2016.

2016 compared to 2015

Net Sales

Net sales increased to $890.3 million for 2016 from $762.4 million for 2015, an increase of $127.9 million, or 16.8%. The increase was the result of a comparable store sales increase of $22.6 million, or 3.2%, and a non-comparable store sales increase of $105.3 million. The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during 2016.

Comparable store sales increased 3.2% for 2016 compared to a 6.0% increase for 2015. The increase in comparable store sales during 2016 was driven by an increase in the number of customer transactions as well as an increase in the average transaction size. On a department basis, the increase was primarily driven by strong results in the health and beauty aids, electronics, food and candy, seasonal and toy departments, slightly offset by decreases in our books and stationery, furniture and hardware departments.

Cost of Sales

Cost of sales increased to $529.9 million for 2016 from $459.5 million for 2015, an increase of $70.4 million, or 15.3%. The increase in cost of sales was primarily a result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $360.4 million for 2016 from $302.9 million for 2015, an increase of $57.5 million, or 19.0%. The increase in gross profit was primarily the result of new store growth and increases in comparable store sales. Our gross margin increased to 40.5% from 39.7% for 2016 and 2015, respectively. The increase in gross margin in 2016 was due to lower distribution and transportation expenses as a percentage of net sales, primarily due to lower fuel costs and import container rates.

Selling, General and Administrative Expenses

SG&A increased to $242.9 million for 2016 from $209.8 million for 2015, an increase of $33.1 million, or 15.8%. As a percentage of net sales, SG&A decreased 20 basis points to 27.3% for 2016 compared to 27.5% for 2015. The increase in SG&A was primarily the result of increases in store-related expenses of $25.8 million to support new store growth. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store-related expenses, as well as investments in general and administration infrastructure to support continued growth in the business, public company expenses and costs related to our secondary offering transactions.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $8.4 million for 2016 from $7.2 million for 2015, an increase of $1.3 million, or 17.7%. The increase is primarily a result of new store growth.

Pre-Opening Expenses

Pre-opening expenses increased to $6.9 million for 2016 from $6.3 million for 2015, an increase of $0.5 million, or 8.6%. The increase primarily relates to expenses incurred in opening 31 stores during 2016 compared to opening 28 stores and one store closing during 2015.

Interest Expense, Net

Net interest expense decreased to $5.9 million for 2016 from $15.4 million for 2015, a decrease of $9.5 million or 61.5%. The decrease in 2016 was primarily due to proceeds from the IPO reducing borrowings on our Credit Facilities. Additionally, the effective interest rate on our Credit Facilities decreased as a result of the Refinancing that occurred on January 29, 2016.

Income Tax Expense

Income tax expense increased to $36.5 million for 2016 from $21.6 million for 2015, an increase of $14.9 million, or 68.9%. This increase in income tax expense was primarily the result of the $38.8 million increase in pre-tax net income, or 67.6%. Our effective tax rate increased to 37.9% for 2016 from 37.6% for 2015.

Net Income

As a result of the foregoing, net income increased to $59.8 million for 2016 from $35.8 million for 2015, an increase of $23.9 million, or 66.8%.

Adjusted EBITDA

Adjusted EBITDA increased to $121.1 million for 2016 from $94.1 million for 2015, an increase of $27.1 million, or 28.8%. The increase in Adjusted EBITDA for 2016 is due primarily to our increase in net sales, which was driven by a 3.2% increase in comparable store sales and a 15.3% increase in store count over 2015. We achieved increased gross profit dollars due to the increased sales volume as well as an 80-basis-point increase in our gross margin rate, largely driven by reduced distribution and transportation costs in 2016. Additionally, as a result of the sales increase in 2016, our SG&A as a percentage of net sales decreased by 20 basis points, all resulting in the improvement of our Adjusted EBITDA performance compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility. Our primary cash needs are for capital expenditures and working capital. As of February 3, 2018, we had $96.0 million available to borrow under our $100.0 million Revolving Credit Facility and $39.2 million of cash and cash equivalents on hand. We had $48.8 million of outstanding borrowings under our Term Loan Facility.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. We spent $19.3 million, $16.4 million and $14.2 million for capital expenditures in 2017, 2016 and 2015, respectively. We expect to fund capital expenditures from net cash provided by operating activities. We opened 34 new stores during 2017 and expect to open between 36 and 38 new stores during 2018. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology, in 2018.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$95,936	$67,088	$45,848
Net cash used in investing activities	(19,157)	(16,423)	(14,337)
Net cash provided by (used in) financing activities	(136,228)	17,759	(23,204)
Net increase (decrease) in cash and cash equivalents	$(59,449)	$68,424	$8,307

Cash Provided By Operating Activities

Net cash provided by operating activities for 2017 was $95.9 million, an increase from $67.1 million for 2016. The increase in net cash provided by operating activities was primarily the result of increased net income due to the opening of 34 new stores and increased profitability at existing stores.

Net cash provided by operating activities for 2016 was $67.1 million, an increase from $45.8 million for 2015. The increase in net cash provided by operating activities was primarily the result of increased net income due to the opening of 31 new stores and increased profitability at existing stores.

Cash Used in Investing Activities

Net cash used in investing activities increased for 2017 to $19.2 million from $16.4 million for 2016. The increase in cash used in investing activities relates to capital expenditures for 34 new store openings in 2017 compared to 31 new store openings in 2016. In addition, $1.1 million was invested in a new data center and additional office space.

Net cash used in investing activities increased for 2016 to $16.4 million from $14.3 million for 2015. The increase in cash used in investing activities relates to capital expenditures for 31 new store openings in 2016 compared to 28 new store openings in 2015 and a purchase of one of our store locations in 2016.

Cash Provided by/Used In Financing Activities

Net cash used in financing activities for 2017 was $136.2 million and net cash provided by financing activities for 2016 was $17.8 million. The net cash used in 2017 is primarily the result of the $146.3 million prepayments made on the Term Loan Facility.

Net cash provided by financing activities for 2016 was $17.8 million and net cash used in financing activities for 2015 was $23.2 million. The current year favorable variance primarily reflects the $48.8 million dividend payment in 2015, with no similar payments in 2016.

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

The credit agreement governing the Credit Facilities provides that the Borrowers may request increased commitments under the Revolving Credit Facility and additional term loans or additional term facilities under the Term Loan Facility, in each case, subject to certain conditions and in an aggregate principal amount not to exceed (x) $100.0 million, plus (y) in the case of any incremental term loans that serve to effectively extend the maturity of the Term Loan Facility, an amount equal to the reductions in the Term Loan Facility to be replaced thereby plus (z) an additional amount, subject to compliance on a pro forma basis with a total leverage ratio of no greater than 3.25: 1.00 as of February 3, 2018. The effective yield for any such incremental facility under the Term Loan Facility will be subject to a “most favored nation” pricing protection provision with a cushion of 0.50%. The incurrence of any incremental facility under the Term Loan Facility is subject to customary conditions precedent.

Through February 3, 2018, the Term Loan Facility was subject to amortization with principal payable in quarterly installments of $1.25 million. As of February 4, 2018, the quarterly installment payments increased to $2.50 million, with said payments to be made on the last business day of each fiscal quarter prior to maturity. The remaining initial aggregate advances under the Term Loan Facility are payable at maturity.

Under the terms of the Revolving Credit Facility, we can borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $100.0 million. The Revolving Credit Facility includes a $25.0 million sub-facility for letters of credit and a $25.0 million swingline loan facility. A variable unused line fee of 0.375% per annum will be charged on the average daily unused portion of the Revolving Credit Facility if the total leverage ratio is greater than 3.25: 1.00 or 0.250% per annum if the total leverage ratio is less than 3.25: 1.00. A letter of credit fee will accrue on the aggregate face amount of outstanding letters of credit under the Revolving Credit Facility equal to the interest rate margin for Eurodollar Loans under the Revolving Credit Facility. In addition, a fronting fee will be paid to the letter of credit issuer on the aggregate face amount of outstanding standby letters of credit not to exceed 0.125% per annum, which fee shall be calculated based on the actual number of days elapsed over a 360 day year and payable in arrears, on the first day of each quarter.

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

There is no scheduled amortization under the Revolving Credit Facility. The Revolving Credit Facility has a maturity date of January 29, 2021. The term loans under the Term Loan Facility mature on January 29, 2021. The Borrowers are required to repay installments on the term loans in quarterly principal amounts of (i) for each payment date that occurred on or prior to February 3, 2018, $1.25 million or (ii) for each payment date that occurs after February 4, 2018, $2.50 million, with the remaining amount payable on the maturity date.

All obligations under the Credit Facilities are unconditionally guaranteed by Bargain Parent, Inc. and certain of Ollie’s Holdings, Inc.’s existing and future direct and indirect wholly-owned domestic subsidiaries. All obligations under the Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Ollie’s Holdings, Inc.’s assets and the assets of the guarantors, including:

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

As of February 3, 2018, we had $48.8 million of outstanding borrowings on the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $96.0 million of borrowing availability, letter of credit commitments of $3.7 million and $0.3 million of rent reserves. The interest rate on the outstanding borrowings under the Term Loan Facility was 1.75% plus the 30-day Eurodollar Rate, or 3.32%. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum. We incurred unused line fees of $0.3 million, $0.3 million and $0.4 million for 2017, 2016 and 2015, respectively. The loans under the Credit Facilities mature on January 29, 2021.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases.

As of February 3, 2018, our contractual obligations and other commitments were:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Lease obligations (1)	$52,660	$92,706	$66,519	$61,848	$273,733
Principal payments of debt (2)	10,158	39,055	—	—	49,213
Interest on long-term debt (3)	1,540	2,030	—	—	3,570
Total	$64,358	$133,791	$66,519	$61,848	$326,516
(1)	Includes the initial lease term and optional renewal terms that are included in the lease term of our store and distribution center leases in accordance with accounting guidance related to leases.
(2)	Includes the aggregate principal payments under the Term Loan Facility and assumes no borrowings under our Revolving Credit Facility.
(3)	Represents the expected cash payments for interest on our long-term debt based on the interest rates in place and the amounts outstanding as of the end of each period.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. A summary of our significant accounting policies can be found in Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. These judgements and estimates are based on historical and other factors believed to be reasonable under the circumstances. We do not believe that any of our significant accounting policies or estimates meet the definition of critical policies or estimates based upon our interpretation of the guidance provided by the SEC.

Recently Issued Accounting Pronouncements

Recently issued accounting standards are discussed in Note 1(w) to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. Our Credit Facilities include a Term Loan Facility and a Revolving Credit Facility with advances tied to a borrowing base. Because our Credit Facilities bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of February 3, 2018, we had no outstanding variable rate debt under our Revolving Credit Facility and $48.8 million of outstanding variable rate debt under our Term Loan Facility. Based on our February 3, 2018 Term Loan Facility balance, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest cost of approximately $0.5 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Item 8:	Financial Statements and Supplementary Data

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (the Company) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2018, and the related notes and the consolidated financial statement schedule, “Schedule I –Condensed Financial Information of Registrant” (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 4, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania
April 4, 2018

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$1,077,032	$890,315	$762,370
Cost of sales	645,385	529,904	459,506
Gross profit	431,647	360,411	302,864
Selling, general and administrative expenses	278,174	242,891	209,783
Depreciation and amortization expenses	9,817	8,443	7,172
Pre-opening expenses	7,900	6,883	6,337
Operating income	135,756	102,194	79,572
Interest expense, net	4,471	5,935	15,416
Loss on extinguishment of debt	798	—	6,710
Income before income taxes	130,487	96,259	57,446
Income tax expense	2,893	36,495	21,607
Net income	$127,594	$59,764	$35,839
Earnings per common share:
Basic	$2.08	$0.99	$0.67
Diluted	$1.96	$0.96	$0.64
Weighted average common shares outstanding:
Basic	61,353	60,160	53,835
Diluted	64,950	62,415	55,796

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	February 3, 2018	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$39,234	$98,683
Inventories	255,185	210,107
Accounts receivable	1,271	301
Prepaid expenses	7,986	3,739
Total current assets	303,676	312,830
Property and equipment, net of accumulated depreciation of $50,076 and $38,393, respectively	54,888	46,333
Goodwill	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,825 and $1,636, respectively	232,639	232,977
Other assets	2,146	2,385
Total assets	$1,038,199	$1,039,375
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,158	$5,077
Accounts payable	74,206	50,448
Income taxes payable	6,035	4,548
Accrued expenses	46,327	44,748
Total current liabilities	136,726	104,821
Revolving credit facility	—	—
Long-term debt	38,835	188,923
Deferred income taxes	59,073	89,224
Other long-term liabilities	7,103	5,146
Total liabilities	241,737	388,114
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	—	—
Common stock - 500,000 shares authorized at $0.001 par value; 62,007 and 60,756 shares issued, respectively	62	61
Additional paid-in capital	583,467	565,861
Retained earnings	213,019	85,425
Treasury - common stock, at cost; 9 shares	(86)	(86)
Total stockholders’ equity	796,462	651,261
Total liabilities and stockholders’ equity	$1,038,199	$1,039,375

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

	Common stock – Class A		Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2015	48,203	$48	—	$—	(3)	$(29)	$393,078	$23,738	$416,835
Stock-based compensation expense	—	—	—	—	—	—	5,035	—	5,035
Proceeds from stock options exercised	5	—	335	1	—	—	2,270	—	2,271
Excess tax benefit related to exercises of stock options	—	—	—	—	—	—	1,068	—	1,068
Conversion of Class A and Class B common stock to a single class of common stock	(48,208)	(48)	48,208	48	—	—	—	—	—
Proceeds from issuance of common stock, net of expenses	—	—	10,264	10	—	—	149,796	—	149,806
Dividend paid ($1.01 per share)	—	—	—	—	—	—	(14,932)	(33,916)	(48,848)
Purchase of treasury stock	—	—	—	—	(6)	(57)	—	—	(57)
Net income	—	—	—	—	—	—	—	35,839	35,839
Balance as of January 30, 2016	—	—	58,807	59	(9)	(86)	536,315	25,661	561,949
Stock-based compensation expense	—	—	—	—	—	—	6,685	—	6,685
Proceeds from stock options exercised	—	—	1,949	2	—	—	13,302	—	13,304
Excess tax benefit related to exercises of stock options	—	—	—	—	—	—	9,559	—	9,559
Net income	—	—	—	—	—	—	—	59,764	59,764
Balance as of January 28, 2017	—	—	60,756	61	(9)	(86)	565,861	85,425	651,261
Stock-based compensation expense	—	—	—	—	—	—	7,413	—	7,413
Proceeds from stock options exercised	—	—	1,231	1	—	—	10,412	—	10,413
Vesting of restricted stock	—	—	27	—	—	—	—	—	—
Common shares withheld for taxes	—	—	(7)	—	—	—	(219)	—	(219)
Net income	—	—	—	—	—	—	—	127,594	127,594
Balance as of February 3, 2018	—	$—	62,007	$62	(9)	$(86)	$583,467	$213,019	$796,462

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cash flows from operating activities:
Net income	$127,594	$59,764	$35,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,923	10,291	8,913
Amortization of debt issuance costs	640	746	1,273
Amortization of original issue discount	17	25	436
Loss on extinguishment of debt	798	—	6,710
Amortization of intangibles	338	377	428
Gain on disposal of assets	(29)	(4)	—
Deferred income tax provision (benefit)	(30,323)	1,867	(1,731)
Deferred rent expense	1,920	1,369	1,873
Stock-based compensation expense	7,413	6,685	5,035
Excess tax benefit related to exercises of stock options	—	(9,559)	(1,068)
Changes in operating assets and liabilities:
Inventories	(45,078)	(19,499)	(20,736)
Accounts receivable	(970)	(118)	135
Prepaid expenses	(4,424)	(1,264)	(730)
Accounts payable	22,955	(1,822)	1,543
Income taxes payable	1,487	10,005	468
Accrued expenses and other liabilities	1,675	8,225	7,460
Net cash provided by operating activities	95,936	67,088	45,848
Cash flows from investing activities:
Purchases of property and equipment	(19,285)	(16,438)	(14,203)
Acquisition of intangible assets	—	—	(157)
Proceeds from sale of property and equipment	128	15	23
Net cash used in investing activities	(19,157)	(16,423)	(14,337)
Cash flows from financing activities:
Borrowings on revolving credit facility	1,142,888	946,683	858,053
Repayments on revolving credit facility	(1,142,888)	(946,683)	(858,053)
Borrowings on term loan	—	—	200,000
Repayments on term loan and capital leases	(146,422)	(5,104)	(324,076)
Proceeds from issuance of common stock, net of expenses	—	—	149,806
Proceeds from stock option exercises	10,413	13,304	2,271
Common shares withheld for taxes	(219)	—	—
Excess tax benefit related to exercises of stock options	—	9,559	1,068
Payment of debt issuance costs	—	—	(3,368)
Payment of dividend	—	—	(48,848)
Purchase of treasury stock	—	—	(57)
Net cash provided by (used in) financing activities	(136,228)	17,759	(23,204)
Net increase (decrease) in cash and cash equivalents	(59,449)	68,424	8,307
Cash and cash equivalents at the beginning of the period	98,683	30,259	21,952
Cash and cash equivalents at the end of the period	$39,234	$98,683	$30,259
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,806	$5,179	$13,829
Income taxes	$31,949	$24,859	$22,824
Non-cash investing activities:
Accrued purchases of property and equipment	$1,925	$1,009	$402

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies
(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referenced to as the “Company” or “Ollie’s”) principally buys overproduced, overstocked and closeout merchandise from manufacturers, wholesalers and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide consistently value-priced goods in select key merchandise categories.

Since the first store opened in 1982, the Company has grown to 268 retail locations in 20 states as of February 3, 2018. Ollie’s Bargain Outlet retail locations are located in Alabama, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer January 31 of the following calendar year. References to the fiscal year ended February 3, 2018 refer to the 53-week period from January 29, 2017 to February 3, 2018 (“2017”). References to the fiscal year ended January 28, 2017 refer to the 52-week period from January 31, 2016 to January 28, 2017 (“2016”). References to the fiscal year ended January 30, 2016 refer to the 52-week period from February 1, 2015 to January 30, 2016 (“2015”).

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

A financial instrument which potentially subjects the Company to a concentration of credit risk is cash. Ollie’s currently maintains its day-to-day operating cash balances with major financial institutions. The Company’s operating cash balances are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From time to time, Ollie’s invests temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although the Company maintains balances which exceed the FDIC insured limit, it has not experienced any losses related to this balance, and Ollie’s believes the credit risk to be minimal.

(h)	Inventories

Inventories are stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. The cost of inventories includes the merchandise cost, transportation costs, and certain distribution and storage costs. Such costs are thereafter expensed as cost of sales upon the sale of the merchandise. The retail inventory method uses estimates for shrinkage and markdowns to calculate ending inventory. These estimates made by management could significantly impact the ending inventory valuation at cost and the resulting gross margin.

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

Goodwill and intangible assets having indefinite useful lives are tested for impairment annually in the fiscal month of October. The Company has the option to evaluate qualitative factors to determine if it is more likely than not that the carrying amount of its sole reporting unit or its nonamortizing intangible assets (consisting of a tradename) exceed their implied respective fair value and whether it is necessary to perform

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

a quantitative analysis to determine impairment. As part of this qualitative assessment, the Company weighs the relative impact of factors that are specific to its sole reporting unit or its nonamortizing intangible assets as well as industry, regulatory and macroeconomic factors that could affect the inputs used to determine the fair value of the assets.

If management determines a quantitative goodwill impairment test is required, the test is performed by determining the fair value of the Company’s sole reporting unit. Fair value is determined utilizing a combination of valuation methods including both the income approach (using a discounted cash flow analysis) and market approaches (including prior transaction method and comparable public company multiples). The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after the allocation is the implied fair value of the reporting unit’s goodwill. An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

For 2017, 2016 and 2015, the Company completed a qualitative impairment test of its goodwill and determined that no impairment of goodwill existed.

If management determines a quantitative analysis of intangible assets having indefinite useful lives is required, the test is performed using the discounted cash flow method based on management’s projections to determine the fair value of the asset, specifically, the Company’s tradename. An impairment loss is recognized for any excess of the carrying amount of the asset over the implied fair value of that asset.

For 2017, 2016 and 2015, the Company completed a qualitative impairment test of its tradename and determined that no impairment of the asset existed.

Intangible assets with determinable useful lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

(k)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

(l)	Stock-Based Compensation

The Company measures the cost of employee services received in exchange for share-based compensation based on the grant date fair value of the employee stock award. For stock option awards, the Company estimates grant date fair value using the Black-Scholes option pricing model. For restricted stock unit awards, grant date fair value is determined based on the closing trading value of the Company’s stock on the date of grant. In both cases, stock-based compensation is recorded on a straight-line basis over the vesting period for the entire award.

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

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Beginning balance	$339	$247	$247
Provisions	39,421	34,995	30,835
Sales returns	(39,421)	(34,903)	(30,835)
Ending balance	$339	$339	$247
(n)	Cost of Sales

Cost of sales includes merchandise costs, inventory markdowns, shrinkage and transportation, distribution and warehousing costs, including depreciation.

(o)	Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) are comprised of payroll and benefits for stores, field support and support center employees. SG&A also include marketing and advertising expense, occupancy costs for stores and the store support center, insurance, corporate infrastructure and other general expenses.

(p)	Advertising Costs

Advertising costs primarily consist of newspaper circulars, email campaigns, media broadcasts and prominent advertising at professional and collegiate sporting events and are expensed the first time the advertising occurs. Advertising expense for 2017, 2016 and 2015 was $32.4 million, $28.0 million and $25.8 million, respectively.

(q)	Operating Leases

Other than one store location, which is owned, the Company leases its store locations, distribution centers and office facilities. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions – or some combination of these items. For leases of store locations and the store support centers, the Company recognizes rent expense in SG&A. For leases of distribution centers, the Company recognizes rent expense within cost of sales. All rent expense is recorded on a straight-line basis over the accounting lease term, which includes lease renewals determined to be reasonably assured. Additionally, the commencement date of the accounting lease term reflects the earlier of the date the Company becomes legally obligated for the lease payments or the date the Company takes possession of the building for initial construction and setup. The excess rent expense over the actual cash paid for rent is accounted for as deferred rent. Leasehold improvement allowances received from landlords and other lease incentives are recorded as deferred rent liabilities and are recognized in SG&A on a straight-line basis over the accounting lease term.

(r)	Pre-Opening Costs

Pre-opening costs (costs of opening new stores and distribution facilities, including grand opening promotions, payroll, travel, training, and store setup costs, as well as store closing costs) are expensed as incurred.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(s)	Debt Issuance Costs and Original Issue Discount

Debt issuance costs and original issue discount are amortized to interest expense using the effective interest method over the life of the related debt. As of February 3, 2018 and January 28, 2017, debt issuance costs, net of accumulated amortization, were $1.5 million and $2.8 million, respectively, and original issue discount, net of accumulated amortization, was $15,000 and $0.1 million, respectively. The amortization expense for debt issuance costs was $0.6 million, $0.7 million and $1.3 million and the amortization expense for the original issue discount was $17,000, $25,000 and $0.4 million for 2017, 2016 and 2015, respectively. The write-off of unamortized debt issuance and original issue discount costs recorded in loss on extinguishment of debt on the consolidated statements of income totaled $0.8 million, $0.0 million and $6.7 million for 2017, 2016 and 2015, respectively.

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

Ollie’s files consolidated federal and state income tax returns. For tax years prior to 2014, the Company is no longer subject to U.S. federal income tax examinations. State income tax returns are filed in various state tax jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net income	$127,594	$59,764	$35,839
Weighted average number of common shares outstanding – Basic	61,353	60,160	53,835
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	3,597	2,255	1,961
Weighted average number of common shares outstanding – Diluted	64,950	62,415	55,796
Earnings per common share – Basic	$2.08	$0.99	$0.67
Earnings per common share – Diluted	$1.96	$0.96	$0.64

The effect of the weighted average assumed exercise of stock options outstanding totaling 126,899, 81,616 and 651,400 as of February 3, 2018, January 28, 2017 and January 30, 2016, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 10,169, 0 and 0 as of February 3, 2018, January 28, 2017 and January 30, 2016, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(w)	Recent Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.

In preparation for adoption of ASU 2014-09, the Company evaluated applicable revenue streams and compared current accounting practices to those required under the new standard. As a result of these efforts, the Company has identified certain impacts to the presentation and timing of revenue recognition of sales attributed to the Company’s customer loyalty program and gift card breakage. In addition, the new standard requires a change in the presentation of the Company’s sales return reserve on its balance sheet, which is currently recorded on a net basis. The new guidance requires the reserve to be established at the gross sales value with an asset established for the value of the merchandise returned. The Company has implemented appropriate changes to its business processes, systems and controls to support recognition and disclosure under ASU 2014-09.

The Company adopted ASU 2014-09 as of February 4, 2018, using the modified retrospective transition method and recognizing the cumulative effect of initially applying the new standard as a decrease of $5.6 million to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing a right-of-use asset and lease liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was intended to simplify the accounting for share-based payment award transactions. The update modified several aspects of the accounting and reporting for employee share-based awards, including excess tax benefits and deficiencies; forfeitures; tax withholding requirements and cash flow classification. The Company adopted the new standard during the first quarter of 2017 and has elected to continue with the use of no forfeiture rate estimate in the determination of compensation expense for stock-based compensation awards. Excess tax benefits or deficiencies, historically recorded to additional paid-in capital, are now recorded to income tax expense. See Note 6, “Income Taxes.” In addition, the Company is now presenting the excess tax benefit on stock options exercised and restricted stock awards vested in cash flows from operating activities as opposed to the historical presentation in cash flows from financing activities. Lastly, the update revised the diluted earnings per share calculation to exclude the excess tax benefit which was previously included in the assumed proceeds for share buybacks under the treasury stock method.

(2)	Property and Equipment

Property and equipment consists of the following (in thousands):

	February 3, 2018	January 28, 2017
Land	$2,103	$1,601
Building	1,255	1,225
Furniture, fixtures, and equipment	87,800	71,621
Leasehold improvements	11,829	8,641
Automobiles	1,977	1,638
	104,964	84,726
Less: Accumulated depreciation and amortization	(50,076)	(38,393)
	$54,888	$46,333

Depreciation and amortization expense of property and equipment was $11.9 million, $10.3 million and $8.9 million for 2017, 2016 and 2015, respectively, of which $9.8 million, $8.4 million and $7.2 million is included in the depreciation and amortization expenses for 2017, 2016 and 2015, respectively, on the consolidated statements of income. The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	February 3, 2018	January 28, 2017
Non-amortizing intangible assets:
Goodwill	$444,850	$444,850
Tradename	230,559	230,559
Amortizing intangible assets:
Favorable leases	3,905	4,054
Accumulated amortization:
Favorable leases	(1,825)	(1,636)
	$677,489	$677,827

Amortization expense for 2017, 2016 and 2015 was $0.3 million, $0.4 million and $0.4 million, which was charged to rent expense. Estimated amortization expense of favorable leases during the next five fiscal years and thereafter is shown below (in thousands):

Fiscal year ending:
February 2, 2019	$335
February 1, 2020	310
January 30, 2021	281
January 29, 2022	237
January 28, 2023	226
Thereafter	691
Total remaining amortization	$2,080

Favorable lease intangible assets are being amortized on a straight-line basis over their respective lease terms plus assumed option renewal periods (weighted average remaining life of approximately 7.9 and 8.7 years as of February 3, 2018 and January 28, 2017, respectively).

(4)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 3, 2018	January 28, 2017
Compensation and benefits	$14,181	$12,136
Advertising	5,523	5,594
Real estate related	4,019	3,464
Sales and use taxes	3,865	2,564
Freight	3,836	5,429
Insurance	2,768	3,418
Other	12,135	12,143
	$46,327	$44,748

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	February 3, 2018	January 28, 2017
Term loan	$48,530	$193,740
Capital lease	463	260
Total debt	48,993	194,000
Less: Current portion	(10,158)	(5,077)
Long-term debt	$38,835	$188,923

As of February 3, 2018, the scheduled principal payments of debt are as follows (in thousands):

Fiscal year ending:
February 2, 2019	$10,158
February 1, 2020	10,169
January 30, 2021	28,886
Total cash principal payments	49,213
Less: Unamortized original issue discount	(15)
Less: Unamortized term loan deferred financing fees	(205)
Total cash principal payments, net	$48,993

On May 27, 2015, the Company amended the credit agreements governing its $335.0 million term loan (“Term Loan”) and $75.0 million revolving credit facility (“Revolving Credit Facility” and collectively, the “Senior Secured Credit Facilities”) to, among other things, increase the size of the Revolving Credit Facility to $125.0 million and to permit a dividend to holders of the Company’s outstanding common stock. On May 27, 2015, the Company borrowed $50.0 million under the Revolving Credit Facility and the proceeds were used to pay an aggregate cash dividend of $48.8 million to holders of outstanding common stock. The total dividend amount was recorded as a reduction of retained earnings of $33.9 million to reduce the retained earnings balance as of the dividend date to zero and the additional $14.9 million was recorded as a reduction of additional paid-in capital.

In July 2015, the Company repaid $50.0 million on the Revolving Credit Facility and $103.1 million of principal on the Term Loan using proceeds from its initial public offering (“IPO”). In connection with this repayment of debt, $1.5 million of debt issuance costs and $0.8 million of original issue discount were written off and included in loss on extinguishment of debt.

On January 29, 2016, the Company completed a transaction in which it refinanced the Senior Secured Credit Facilities with the proceeds from a new credit facility (“New Credit Facilities”). The New Credit Facilities consist of the $200.0 million term loan (“New Term Loan Facility”) and the $100.0 million new revolving credit facility (“New Revolving Credit Facility”), which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. The proceeds of the New Term Loan Facility together with cash on hand were used to repay the existing Senior Secured Credit Facilities. The Company incurred various arrangement fees and legal fees totaling $2.1 million, of which $2.0 million was recognized as deferred financing fees and $0.1 million was recognized as SG&A. In connection with the termination of the Senior Secured Credit Facilities, $2.9 million of debt issuance cost and $1.4 million of original issue discount were accelerated on the date of the amendment and included in loss on extinguishment of debt. Loans under the New Credit Facilities mature on January 29, 2021.

The interest rates for the New Credit Facilities are not subject to a floor and are calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the Eurodollar Rate plus 1.0%, plus the Applicable Margin, or, for Eurodollar Loans, the Eurodollar Rate plus the Applicable Margin. The Applicable Margin will

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

vary from 0.75% to 1.25% for a Base Rate Loan and 1.75% to 2.25% for a Eurodollar Loan, based on reference to the total leverage ratio (total debt to adjusted EBITDA, as defined in the agreement). As of February 3, 2018, the interest rate on the outstanding borrowings under the New Term Loan Facility was 1.75% plus the 30-day Eurodollar Rate, or 3.32%.

Through February 3, 2018, the New Term Loan Facility was subject to amortization with principal payable in quarterly installments of $1.25 million. As of February 4, 2018, the quarterly installment payments increased to $2.50 million, with said payments to be made on the last business day of each fiscal quarter prior to maturity. The remaining initial aggregate advances under the New Term Loan Facility are payable at maturity.

The Company made voluntary prepayments under the Term Loan Facility totaling $146.3 million during 2017. In connection with these prepayments, $0.7 million of debt issuance cost and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for 2017. In accordance with the terms of the Term Loan Facility, prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity. As a result, the Company is no longer obligated to make the scheduled installment payments of principal; however, the Company currently intends to continue to make these payments and therefore has classified such payments as current portion of long-term debt in the consolidated balance sheet.

As of February 3, 2018 and January 28, 2017, the amounts outstanding under the New Term Loan Facility are net of unamortized original issue discount of $15,000 and $0.1 million and deferred financing fees of $0.2 million and $1.2 million, respectively.

Under the terms of the New Revolving Credit Facility, as of February 3, 2018, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of February 3, 2018, Ollie’s had $48.8 million of outstanding borrowings on the New Term Loan Facility and no outstanding borrowings under the New Revolving Credit Facility, with $96.0 million of borrowing availability, letter of credit commitments of $3.7 million and $0.3 million of rent reserves. The New Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum. The Company incurred unused line fees of $0.3 million, $0.3 million and $0.4 million for 2017, 2016 and 2015, respectively.

The New Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and total leverage ratio test of 3.50 to 1.0. The Company was in compliance with all terms of the New Credit Facilities during and as of the fiscal year ended February 3, 2018.

The provisions of the New Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of February 3, 2018, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions party to the Company’s New Credit Facilities, subject to certain exceptions.

(6)	Income Taxes

On December 22, 2017, new U.S. federal tax legislation, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The new legislation was a significant modification of existing U.S. federal tax law and contained a number of provisions which impacted the tax position of the Company in 2017 and will impact the Company’s tax position in future years. Among other things, the 2017 Tax Act permanently lowered the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the 2017 Tax Act, the Company recorded a tax benefit of $30.9 million due to the net impact of the revaluation of net deferred tax liability balances.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of income tax provision (benefit) are as follows (in thousands):

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Current:
Federal	$27,817	$29,280	$19,625
State	5,399	5,348	3,713
	33,216	34,628	23,338
Deferred:
Federal	(29,851)	1,829	(849)
State	(472)	38	(882)
	(30,323)	1,867	(1,731)
Income tax expense	$2,893	$36,495	$21,607

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Statutory federal rate	33.7%	35.0%	35.0%
State taxes, net of federal benefit	2.5	3.6	3.2
Impact from 2017 Tax Act	(23.7)	—	—
Excess tax benefits related to stock-based compensation	(9.9)	—	—
Other	(0.4)	(0.7)	(0.6)
	2.2%	37.9%	37.6%

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	February 3, 2018	January 28, 2017
Deferred tax assets:
Inventory reserves	$990	$1,378
Deferred rent	2,034	2,343
Stock-based compensation	3,722	4,783
Other	1,539	2,048
Total deferred tax assets	8,285	10,552
Deferred tax liabilities:
Tradename	(58,954)	(89,520)
Depreciation	(7,408)	(9,345)
Prepaid expenses	(466)	—
Leases	(530)	(911)
Total deferred tax liabilities	(67,358)	(99,776)
Net deferred tax liabilities	$(59,073)	$(89,224)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of February 3, 2018 and January 28, 2017.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of February 3, 2018 or January 28, 2017, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for 2017, 2016 or 2015.

(7)	Commitments and Contingencies

Other than one store location, which is owned, Ollie’s leases its stores, offices, and distribution facilities under operating leases that expire at various dates through 2031. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales. A majority of the Company’s leases also require a payment for all or a portion of insurance, real estate taxes, water and sewer costs and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which Ollie’s may extend the lease terms for five years. Minimum rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the lease term.

Rent expense on all operating leases consisted of the following (in thousands):

	Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Minimum annual rentals	$43,791	$36,970	$32,263
Contingent rentals	67	110	123
	$43,858	$37,080	$32,386

The following is a schedule by year of future minimum rental payments required under non-cancelable operating leases, including option renewal periods that are reasonably assured, that have initial or remaining lease terms in excess of one year as of February 3, 2018 (in thousands):

Fiscal year ending:
February 2, 2019	$52,660
February 1, 2020	49,196
January 30, 2021	43,510
January 29, 2022	36,412
January 28, 2023	30,107
Thereafter	61,848
Total minimum lease payments	$273,733

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

granted under the 2012 Plan is five years (20% ratably per year). Options granted under the 2012 Plan are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. As of July 15, 2015, the date of the pricing of the IPO, no additional equity grants will be made under the 2012 Plan.

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”), pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of February 3, 2018, there were 3,785,897 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for 2015, 2016 and 2017 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 31, 2015	6,010,475	$6.66
Granted	1,403,500	13.61
Forfeited	(82,500)	7.91
Exercised	(339,650)	6.69
Outstanding at January 30, 2016	6,991,825	8.04
Granted	518,277	20.37
Forfeited	(135,390)	9.09
Exercised	(1,948,752)	6.83
Outstanding at January 28, 2017	5,425,960	9.62
Granted	357,222	32.64
Forfeited	(93,867)	16.06
Exercised	(1,230,928)	8.46
Outstanding at February 3, 2018	4,458,387	11.65	6.1	$187,681
Exercisable at February 3, 2018	2,680,590	7.83	5.1	$123,086

The intrinsic value of stock options exercised for 2017, 2016 and 2015 was $42.7 million, $43.9 million and $5.3 million, respectively.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The weighted average grant date fair value per option for options granted during 2017, 2016 and 2015 was $10.68, $6.47 and $5.05, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Risk-free interest rate	2.20%	1.72%	1.99%
Expected dividend yield	—	—	—
Expected life (years)	6.25 years	6.25 years	6.25 years
Expected volatility	28.29%	28.52%	31.56%

The expected life of stock options is estimated using the “simplified method,” as the Company does not have enough historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Restricted Stock Units (“RSUs”)

RSUs are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over one to four years or cliff vest in four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for 2016 and 2017 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 30, 2016	—	$—
Granted	137,458	20.36
Forfeited	(740)	20.26
Nonvested balance at January 28, 2017	136,718	20.36
Granted	97,472	32.71
Vested	(26,665)	20.37
Forfeited	(179)	31.45
Nonvested balance at February 3, 2018	207,346	26.15

Stock Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within SG&A related to the Company’s equity incentive plans was $7.4 million, $6.7 million and $5.0 million for 2017, 2016 and 2015, respectively.

As of February 3, 2018, there was $11.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years. Compensation costs related to awards are recognized using the straight-line method.

(9)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan (“the Plan”), qualified under Internal Revenue Code (“IRC”) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan and matches the employee’s contribution up to 25% of the first 6% of their annual compensation. The portion that the Company matches is vested ratably over six years. The employer matching contributions to the Plan were $0.2 million in each of 2017, 2016 and 2015.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions in 2017, 2016 or 2015.

(10)	Common Stock

Stockholders Agreement

The Company and its shareholders had entered into a Stockholders Agreement dated September 28, 2012, which provided for, among others, certain covenants and conditions. In connection with the Company’s July 15, 2015 IPO, the Company amended the Stockholders Agreement.

Initial Public Offering

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

Secondary Offerings

On February 18, 2016, the Company completed a secondary offering for certain selling shareholders of 7,873,063 shares of common stock, of which 1,152,500 shares were sold by certain directors, officers and employees upon the exercise of stock options in connection with the offering. In addition, on February 19, 2016, the underwriters exercised their option to purchase an additional 1,180,959 shares of the Company’s common stock from certain selling stockholders. As a result, 9,054,022 shares of common stock were sold by certain selling stockholders at a price of $19.75 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering, except for $7.5 million of proceeds from the exercise of stock options. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with the secondary offering, which are included in SG&A in the consolidated statement of income for 2016.

On June 6, 2016, the Company completed a secondary offering for certain selling shareholders of 12,152,800 shares of common stock. In addition, on June 10, 2016, the underwriters exercised their option to purchase an additional 1,822,920 shares of the Company’s common stock from certain selling stockholders. As a result, 13,975,720 shares of common stock were sold by certain selling stockholders at a price of $25.00 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in SG&A in the consolidated statement of income for 2016.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On September 6, 2016, the Company completed a secondary offering for certain selling shareholders of 13,725,798 shares of common stock. The shares were sold by certain selling stockholders at a price of $26.07 per share in this secondary offering. The Company did not sell any shares in or receive any proceeds from this secondary offering. The Company incurred expenses of $0.6 million related to legal, accounting and other fees in connection with this secondary offering, which are included in SG&A in the consolidated statement of income for 2016.

Treasury Shares

During 2015, the Company repurchased 5,570 shares of common stock from shareholders for $9.99 per share. The Company records the value of its common stock held in treasury at cost. There were no additional shares purchased during either 2017 or 2016.

(11)	Transactions with Affiliates and Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2023. The annual lease payments are between $0.9 million and $1.2 million for the next five years and the total remaining payments after the next five years are $1.6 million.

During 2017, 2016 and 2015, the Company paid $35,000, $0.1 million and $0.2 million, respectively, for the use of an airplane owned by a related party.

(12)	Segment Reporting

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

The following table summarizes the percentage of net sales by merchandise category for each year presented:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Housewares	13.7%	12.7%	13.1%
Food	11.9	12.7	13.2
Bed and bath	10.5	10.1	10.1
Books and stationery	10.0	10.6	11.5
Floor coverings	7.7	8.0	8.6
Electronics	6.9	6.7	5.6
Toys	5.5	5.2	4.9
Health and beauty aids	5.5	4.1	2.8
Other	28.3	29.9	30.2
	100.0%	100.0%	100.0%

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Quarterly Results of Operations and Seasonality (Unaudited)

The following table reflects quarterly financial results for 2017 and 2016 (in thousands, except for per share data). Each quarterly period listed below consisted of a 13-week period with the exception of the fourth quarter of 2017, which was a 14-week period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$356,669	$238,116	$254,645	$227,602	$283,355	$201,985	$211,256	$193,719
Gross profit	140,497	97,989	100,226	92,935	113,392	84,190	83,814	79,015
Net income	70,054	18,862	19,712	18,966	24,420	10,461	13,135	11,748
Basic earnings per common share	$1.13	$0.31	$0.32	$0.31	$0.40	$0.17	$0.22	$0.20
Diluted earnings per common share	$1.07	$0.29	$0.30	$0.29	$0.39	$0.17	$0.21	$0.19

The fourth quarter of 2017 includes a tax benefit of $30.9 million related to recently enacted federal tax reform. See Note 6, “Income Taxes.”

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

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets
(In thousands)

	February 3, 2018	January 28, 2017
Assets
Total current assets	$—	$—
Long-term assets:
Investment in subsidiaries	796,462	651,261
Total assets	$796,462	$651,261

Liabilities and stockholders’ equity
Total current liabilities	$—	$—
Total long-term liabilities	—	—
Total liabilities	—	—
Stockholders’ equity:
Common stock	62	61
Additional paid-in capital	583,467	565,861
Retained earnings	213,019	85,425
Treasury stock, at cost	(86)	(86)
Total stockholders’ equity	796,462	651,261
Total liabilities and stockholders’ equity	$796,462	$651,261

See accompanying notes.

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income
(In thousands)

Fiscal year ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	—	—	—
Depreciation and amortization expenses	—	—	—
Pre-opening expenses	—	—	—
Operating income	—	—	—
Interest expense, net	—	—	—
Income before income taxes and equity in net income of subsidiaries	—	—	—
Income tax expense	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net income of subsidiaries	127,594	59,764	35,839
Net income	$127,594	$59,764	$35,839

See accompanying notes.

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.	Basis of presentation

In the parent-company-only financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (“the Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during 2017, 2016 or 2015.

2.	Guarantees and restrictions

Ollie’s Bargain Outlet, Inc., a subsidiary of the Company, had $48.8 million outstanding under the New Term Loan Facility as of February 3, 2018. Under the terms of the New Term Loan Facility, Bargain Parent, Inc. has guaranteed the payment of all principal and interest. In the event of a default under the New Term Loan Facility, Bargain Parent, Inc. will be directly liable to the debt holders. The New Term Loan Facility matures on January 29, 2021.

As of February 3, 2018, Ollie’s Bargain Outlet, Inc. also had $96.0 million available for borrowing under the New Revolving Credit Facility. Bargain Parent, Inc. has guaranteed all obligations under the New Revolving Credit Facility. In the event of default under the New Revolving Credit Facility, Bargain Parent, Inc. will be directly liable to the debt holders. The New Revolving Credit Facility matures on January 29, 2021.

The New Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of such agreements. The Company was in compliance with all terms of such agreements during and as of the fiscal year ended February 3, 2018.

The provisions of the New Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of February 3, 2018, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the New Credit Facilities, subject to certain exceptions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended February 3, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and is accumulated and communicated to the Company’s management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures under the Exchange Act as of February 3, 2018, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of February 3, 2018, the Company’s disclosure controls and procedures are effective.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 3, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 3, 2018, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of February 3, 2018 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated April 4, 2018 that appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2018, and the related notes and the consolidated financial statement schedule, “Schedule I – ” Condensed Financial Information Registrant” (collectively, the consolidated financial statements), and our report dated April 4, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Philadelphia, Pennsylvania
April 4, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive proxy statement in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year ended February 3, 2018, and is incorporated herein by reference.

In addition, the Company’s Board of Directors has adopted a Code of Business Ethics that applies to all of its directors, employees and officers, including the Chief Executive Officer and Chief Financial Officer. The current version of the Code of Business Ethics is available on the Company’s website under the Investor Relations section at www.ollies.us. In accordance with the rules adopted by the SEC and NASDAQ, the Company intends to promptly disclose any amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on its website under the Investor Relations section at www.ollies.us. The information contained on or accessible through the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

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

10.30†
Amendment to Employment Agreement, dated January 5, 2018, by and between Ollie’s Bargain Outlet, Inc. and Jay Stasz (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on January 5, 2018 (No. 001-37501)).

Exhibit no.	Description
10.31†
Amendment to Employment Agreement, dated January 5, 2018, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on January 5, 2018 (No. 001-37501)).

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: April 4, 2018	By:	/s/ Jay Stasz
Name: Jay Stasz
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Butler, Jay Stasz and Kenneth R. Bertram each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Mark Butler	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Mark Butler

/s/ John Swygert	Executive Vice President and Chief Operating Officer
John Swygert

/s/ Jay Stasz	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Jay Stasz

/s/ Richard Zannino	Director
Richard Zannino

/s/ Stephen White	Director
Stephen White

/s/ Stanley Fleishman	Director
Stanley Fleishman

/s/ Thomas Hendrickson	Director
Thomas Hendrickson

/s/ Robert Fisch	Director
Robert Fisch