Form 10-Q
period 2018-05-05
Ollie's Bargain Outlet Holdings, Inc.
filed 2018-06-07
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 6, 2018 was 62,348,159.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)
	Thirteen weeks ended
	May 5, 2018	April 29, 2017
Net sales	$275,739	$227,602
Cost of sales	162,863	134,667
Gross profit	112,876	92,935
Selling, general and administrative expenses	72,364	61,731
Depreciation and amortization expenses	2,763	2,272
Pre-opening expenses	1,764	1,598
Operating income	35,985	27,334
Interest expense, net	538	1,334
Loss on extinguishment of debt	100	397
Income before income taxes	35,347	25,603
Income tax expense	4,893	6,637
Net income	$30,454	$18,966
Earnings per common share:
Basic	$0.49	$0.31
Diluted	$0.46	$0.29
Weighted average common shares outstanding:
Basic	62,169	60,880
Diluted	65,624	64,389

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	May 5, 2018	April 29, 2017	February 3, 2018
Current assets:
Cash and cash equivalents	$27,614	$33,720	$39,234
Inventories	276,040	246,630	255,185
Accounts receivable	414	330	1,271
Prepaid expenses and other assets	8,132	3,312	7,986
Total current assets	312,200	283,992	303,676
Property and equipment, net of accumulated depreciation of $53,276, $41,144 and $50,076, respectively	55,647	47,061	54,888
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,909, $1,574 and $1,825, respectively	232,555	232,890	232,639
Other assets	2,084	2,338	2,146
Total assets	$1,047,336	$1,011,131	$1,038,199
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,143	$6,340	$10,158
Accounts payable	75,420	62,935	74,206
Income taxes payable	10,858	11,919	6,035
Accrued expenses and other	47,067	39,939	46,327
Total current liabilities	143,488	121,133	136,726
Revolving credit facility	-	-	-
Long-term debt	13,926	121,905	38,835
Deferred income taxes	57,094	88,360	59,073
Other long-term liabilities	7,113	5,259	7,103
Total liabilities	221,621	336,657	241,737
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 62,358, 61,130 and 62,007 shares issued, respectively	62	61	62
Additional paid-in capital	587,857	570,108	583,467
Retained earnings	237,882	104,391	213,019
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)
Total stockholders’ equity	825,715	674,474	796,462
Total liabilities and stockholders’ equity	$1,047,336	$1,011,131	$1,038,199

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 28, 2017	60,756	$61	(9)	$(86)	$565,861	$85,425	$651,261
Stock-based compensation expense	-	-	-	-	1,911	-	1,911
Proceeds from stock options exercised	355	-	-	-	2,555	-	2,555
Vesting of restricted stock	26	-	-	-	-	-	-
Common shares withheld for taxes	(7)	-	-	-	(219)	-	(219)
Net income	-	-	-	-	-	18,966	18,966
Balance as of April 29, 2017	61,130	$61	(9)	$(86)	$570,108	$104,391	$674,474
Balance as of February 3, 2018	62,007	$62	(9)	$(86)	$583,467	$213,019	$796,462
Cumulative effect of adopting ASU 2014-09 (Note 2)	-	-	-	-	-	(5,591)	(5,591)
Stock-based compensation expense	-	-	-	-	1,600	-	1,600
Proceeds from stock options exercised	312	-	-	-	3,492	-	3,492
Vesting of restricted stock	51	-	-	-	-	-	-
Common shares withheld for taxes	(12)	-	-	-	(702)	-	(702)
Net income	-	-	-	-	-	30,454	30,454
Balance as of May 5, 2018	62,358	$62	(9)	$(86)	$587,857	$237,882	$825,715

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities:
Net income	$30,454	$18,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,309	2,775
Amortization of debt issuance costs	128	180
Amortization of original issue discount	2	5
Loss on extinguishment of debt	100	397
Gain on sale of assets	(6)	(8)
Amortization of intangibles	84	87
Deferred income tax benefit	(57)	(864)
Deferred rent expense	128	183
Stock-based compensation expense	1,600	1,911
Changes in operating assets and liabilities:
Inventories	(20,855)	(36,523)
Accounts receivable	857	(29)
Prepaid expenses and other assets	(188)	370
Accounts payable	1,500	11,746
Income taxes payable	4,823	7,371
Accrued expenses and other liabilities	(6,531)	(4,648)
Net cash provided by operating activities	15,348	1,919
Cash flows from investing activities:
Purchases of property and equipment	(4,719)	(2,953)
Proceeds from sale of property and equipment	11	8
Net cash used in investing activities	(4,708)	(2,945)
Cash flows from financing activities:
Borrowings on revolving credit facility	287,750	236,389
Repayments on revolving credit facility	(287,750)	(236,389)
Repayments on term loan and capital leases	(25,050)	(66,273)
Proceeds from stock option exercises	3,492	2,555
Common shares withheld for taxes	(702)	(219)
Net cash used in financing activities	(22,260)	(63,937)
Net decrease in cash and cash equivalents	(11,620)	(64,963)
Cash and cash equivalents at the beginning of the period	39,234	98,683
Cash and cash equivalents at the end of the period	$27,614	$33,720
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$421	$1,152
Income taxes	$127	$130
Non-cash investing activities:
Accrued purchases of property and equipment	$1,279	$1,518

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 5, 2018 and April 29, 2017

(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referenced to as the “Company” or “Ollie’s”) principally buys overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide consistently value-priced goods in select key merchandise categories.

Since its first store opened in 1982, the Company has grown to 276 retail locations in 21 states as of May 5, 2018. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following year.  References to the thirteen weeks ended May 5, 2018 and April 29, 2017 refer to the thirteen weeks from February 4, 2018 to May 5, 2018 and from January 29, 2017 to April 29, 2017, respectively.  References to “2017” refer to the fiscal year ended February 3, 2018, which consisted of a 53-week period.  References to “2018” refer to the fiscal year ending February 2, 2019, which consists of a 52-week period.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of May 5, 2018 and April 29, 2017, and the condensed consolidated statements of income, stockholders’ equity and cash flows for the thirteen weeks ended May 5, 2018 and April 29, 2017 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2018 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The Company’s balance sheet as of February 3, 2018, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2018 (“Annual Report”), but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for 2017 and footnotes thereto included in the Annual Report.

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

May 5, 2018 and April 29, 2017

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, its revolving credit facility and its term loan facility. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The carrying amount of the revolving credit facility and term loan facility approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

(f)	Recently Issued Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing a right-of-use asset and lease liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. Substantially all of the Company’s store locations and distribution centers are subject to operating lease arrangements. The Company is currently evaluating the impact of the adoption of this new standard on its consolidated financial statements and related disclosures, and anticipates it will result in significant right-of-use assets and related liabilities on its consolidated balance sheets.

(2)	Net Sales

Ollie’s recognizes retail sales in its stores when merchandise is sold and the customer takes possession of merchandise.  Also, included in net sales, is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program and gift card breakage.  Net sales are presented net of returns and sales tax. The Company provides an allowance for estimated retail merchandise returns based on prior experience.

Adoption of ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than present standards.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 5, 2018 and April 29, 2017

(Unaudited)

The Company adopted ASU 2014-09 as of February 4, 2018 using the modified retrospective transition method.  Results for reporting periods beginning after February 4, 2018 are presented pursuant to the requirements of the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under prior guidance.

The Company recorded a net reduction to the opening balance of retained earnings of $5.6 million as of February 4, 2018 due to the cumulative impact of adopting ASU 2014-09, with the impact primarily related to the changes in revenue recognition associated with the Company’s customer loyalty program and gift card breakage.

The cumulative effect of changes to the Company’s consolidated February 4, 2018 balance sheet for the adoption of ASU 2014-09 was as follows (in thousands):

	Balance at February 3, 2018	Adjustments Due to ASU 2014-09	Balance at February 4, 2018

Assets
Inventories	$255,185	$339	$255,524

Liabilities
Accrued expenses and other	46,327	7,853	54,180
Deferred income taxes	59,073	(1,923)	57,150

Equity
Retained earnings	213,019	(5,591)	207,428

The Company has determined the adoption of ASU 2014-09 has changed the presentation for the following:

•
Revenue is deferred for the Ollie’s Army loyalty program where members accumulate points that can be redeemed for discounts on future purchases. The Company has determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the discount awards based upon its relative standalone selling price, which considers historical redemption patterns for the award. Revenue is recognized as those discount awards are redeemed. Discount awards which are issued upon the achievement of specified point levels expire 90 days from the date of issuance.  At the end of each fiscal period, unredeemed discount awards and accumulated points to earn a future discount award, are reflected as a liability.  Discount awards are combined in one homogeneous pool and are not separately identifiable.  Therefore, the revenue recognized consisted of discount awards redeemed that were included in the deferred revenue balance at the beginning of the period as well as discount awards issued during the current period.  The following table is a reconciliation of the liability related to this program (in thousands):

Balance at February 3, 2018	$8,321
Revenue deferred	2,575
Revenue recognized	(2,364)
Balance at May 5, 2018	$8,532

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 5, 2018 and April 29, 2017

(Unaudited)

•
Gift card breakage for gift card liabilities not subject to escheatment is recognized as revenue in proportion to the redemption of gift cards rather than when redemption of the gift card was considered remote.  Ollie’s gift cards do not expire.  The rate applied to redemptions is based upon a historical breakage rate.  Gift cards are combined in one homogenous pool and are not separately identifiable.  Therefore, the revenue recognized consisted of gift cards that were included in the liability at the beginning of the period as well as gift cards that were issued during the period.  The following table is a reconciliation of the gift card liability (in thousands):

Balance at February 3, 2018	$1,223
Gift card issuances	908
Gift card redemption and breakage	(990)
Balance at May 5, 2018	$1,141

•
Sales return allowance is recorded on a gross basis on the condensed consolidated balance sheet as a refund liability and an asset for recovery rather than as a net liability.  The allowance for estimated retail merchandise returns is based on prior experience.

The adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated income statement and statement of cash flows for the thirteen weeks ended May 5, 2018.  As a result of the adoption of ASU 2014-09, the Company’s balance sheet at May 5, 2018 reflected an additional liability of $8.5 million related to the Ollie’s Army loyalty program which would not have been recorded prior to adoption.  Other changes to the condensed consolidated balance sheet at May 5, 2018 were not significant.

(3)	Earnings per Common Share

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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 5, 2018 and April 29, 2017

(Unaudited)
	Thirteen weeks ended
	May 5, 2018	April 29, 2017

Net income	$30,454	$18,966
Weighted average number of common shares outstanding – Basic	62,169	60,880
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	3,455	3,509
Weighted average number of common shares outstanding - Diluted	65,624	64,389
Earnings per common share – Basic	$0.49	$0.31
Earnings per common share - Diluted	$0.46	$0.29

The effect of the weighted average assumed exercise of stock options outstanding totaling 124,738 and 195,626 for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 26,333 and 0 for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(4)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	May 5, 2018	April 29, 2017	February 3, 2018
Deferred revenue	$8,532	$-	$-
Compensation and benefits	6,910	8,235	14,181
Sales and use taxes	4,721	3,448	3,865
Freight	4,434	6,943	3,836
Insurance	3,918	2,892	2,768
Real estate related	3,772	3,446	4,019
Advertising	3,339	3,849	5,523
Other	11,441	11,126	12,135
	$47,067	$39,939	$46,327

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 5, 2018 and April 29, 2017

(Unaudited)

(5)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	May 5, 2018	April 29, 2017	February 3, 2018

Term loan, net	$23,655	$127,968	$48,530
Capital leases	414	277	463
Total debt	24,069	128,245	48,993
Less: current portion	(10,143)	(6,340)	(10,158)
Long-term debt	$13,926	$121,905	$38,835

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

As of May 5, 2018, the Term Loan Facility is subject to amortization with principal payable in quarterly installments of $2.5 million to be made on the last business day of each fiscal quarter prior to maturity.  The remaining initial aggregate advances under the Term Loan Facility are payable at maturity.

The Company made voluntary prepayments under the Term Loan Facility totaling $25.0 million and $65.0 million during the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.  In connection with these prepayments, $0.1 million and $0.3 million of debt issuance cost and $7,000 and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.  In accordance with the terms of the Term Loan Facility, prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity.  As a result, the Company is no longer obligated to make the scheduled installment payments of principal; however, the Company currently intends to continue to make these payments and therefore has classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Under the terms of the Revolving Credit Facility, as of May 5, 2018, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of May 5, 2018, Ollie’s had $23.7 million of outstanding indebtedness under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $95.3 million of borrowing availability, letter of credit commitments of $4.4 million and $0.3 million of rent reserves.  The interest rate on the outstanding borrowings under the Term Loan Facility was 1.75% plus the 30-day Eurodollar Rate, or 3.65%.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 5, 2018 and April 29, 2017

(Unaudited)

As of May 5, 2018 and April 29, 2017, the amounts outstanding under the Term Loan Facility are net of unamortized original issue discount of $7,000 and $0.1 million and deferred financing fees of $0.1 million and $0.7 million in each respective period.

The Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and a total leverage test of no greater than 3.5 to 1.0. The Company was in compliance with all terms of the Credit Facilities during the thirteen weeks ended May 5, 2018.

The provisions of the Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of May 5, 2018, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facilities, subject to certain exceptions.

(6)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen weeks ended May 5, 2018 and April 29, 2017 were 13.8% and 25.9%, respectively. The effective tax rate was lower for the thirteen weeks ended May 5, 2018 primarily as a result of the provisions of the recently enacted Tax Cuts and Jobs Act, which, among other things, permanently lowered the federal corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  In addition, the thirteen weeks ended May 5, 2018 and April 29, 2017 included a discrete tax benefit of $3.9 million and $3.2 million, respectively, due to excess tax benefits related to stock-based compensation.

(7)	Commitments and Contingencies

The Company commenced five new store leases during the thirteen weeks ended May 5, 2018.  The fully executed leases have initial terms of approximately seven years with options to renew for three to four successive five-year periods.  The initial terms of these new store leases have future minimum lease payments totaling approximately $6.0 million.

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

(8)	Equity Incentive Plans

During 2012, Ollie’s established an equity incentive plan (the “2012 Plan”), under which stock options were granted to executive officers and key employees as deemed appropriate under the provisions of the 2012 Plan, with an exercise price at the fair value of the underlying stock on the date of grant. The vesting period for options granted under the 2012 Plan is five years (20% ratably per year). Options granted under the 2012 Plan are subject to employment for vesting, expire 10 years from the date of grant and are not transferable other than upon death. As of July 15, 2015, the date of the pricing of the Company’s initial public offering, no additional equity grants will be made under the 2012 Plan.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 5, 2018 and April 29, 2017

(Unaudited)

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of May 5, 2018, there were 3,458,829 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for the thirteen weeks ended May 5, 2018 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at February 3, 2018	4,458,387	$11.65
Granted	273,419	58.79
Forfeited	(9,220)	31.28
Exercised	(311,776)	11.20
Outstanding at May 5, 2018	4,410,810	14.57	6.1
Exercisable at May 5, 2018	2,797,229	8.86	5.1

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 5, 2018 and April 29, 2017

(Unaudited)

The weighted average grant date fair value per option for options granted during the thirteen weeks ended May 5, 2018 and April 29, 2017 was $18.73 and $10.56, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
Risk-free interest rate	2.70%	2.20%
Expected dividend yield	—	—
Expected term (years)	6.25 years	6.25 years
Expected volatility	25.84%	28.36%

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over three or four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the thirteen weeks ended May 5, 2018 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 3, 2018	207,346	$26.15
Granted	62,869	58.76
Vested	(50,645)	26.09
Non-vested balance at May 5, 2018	219,570	35.50

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.6 million and $1.9 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

As of May 5, 2018 there was $18.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years.  Compensation costs related to awards are recognized using the straight-line method.

(9)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s made $0.4 million and $0.3 million in rent payments to such related parties during each of the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on April 4, 2018. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,”  “we,” “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2018” refer to the 52-week period from February 4, 2018 to February 2, 2019. References to “2017” refer to the 53-week period from January 29, 2017 to February 3, 2018. The fiscal quarters or “first quarter” ended May 5, 2018 and April 29, 2017 refer to the 13 weeks from February 4, 2018 to May 5, 2018 and from January 29, 2017 to April 29, 2017, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices.  Known for our assortment of products offered as “Good Stuff Cheap,” we offer customers a broad selection of brand name products, including housewares, food, books and stationery, bed and bath, flooring, toys and hardware.  Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns.

Index
Our Growth Strategy

Since 1982, when we were founded, we have grown organically by backfilling in existing marketplaces and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer.  Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 276 stores located in 21 states as of May 5, 2018.

Our stores are supported by two distribution centers, one in York, PA and one in Commerce, GA, which we believe can support between 350 to 400 stores.  We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

•	expanding the capacity of our two distribution centers to their current 1.6 million square feet; and

•	investing in information technology, accounting, and warehouse management systems.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target new stores sales of approximately $3.9 million.

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

How We Assess the Performance of Our Business and Key Line Items

We consider a variety of financial and operating measures in assessing the performance of our business.  The key measures we use are number of new stores, net sales, comparable store sales, gross profit and gross margin, selling, general and administrative expenses (“SG&A”), pre-opening expenses, operating income, EBITDA and Adjusted EBITDA.

Number of New Stores

The number of new stores reflects the number of stores opened during a particular reporting period.  Before we open new stores, we incur pre-opening expenses described below under “Pre-Opening Expenses” and we make an initial investment in inventory.  We also make initial capital investments in fixtures and equipment, which we amortize over time.

We opened eight new stores during the thirteen weeks ended May 5, 2018.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are typically between five to seven years with options to renew for two or three successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

Net Sales

Ollie’s recognizes retail sales in its stores when merchandise is sold and the customer takes possession of merchandise.  Also, included in net sales in 2018, is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program and gift card breakage.  Net sales are presented net of returns and sales tax.  Net sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.”  Growth of our net sales is primarily driven by expansion of our store base in existing and new markets.  As we continue to grow, we believe we will have greater access to brand name and closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers.  Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

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

Our gross profit is variable in nature and generally follows changes in net sales.  We regularly analyze the components of gross profit, as well as gross margin.  Specifically, our product margin and merchandise mix is reviewed by our merchant team and senior management, ensuring strict adherence to internal margin goals.  Our disciplined buying approach has produced consistent gross margins and we believe helps to mitigate adverse impacts on gross profit and results of operation.

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

Financing Transactions

On January 29, 2016, we completed a transaction (“Refinancing”) in which we refinanced the existing senior secured credit facilities with the proceeds of the new Credit Facilities (as defined below).  The new credit facilities consist of a $200.0 million term loan (“Term Loan Facility”) and $100.0 million revolving credit facility (“Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”) which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

We made voluntary prepayments under the Term Loan Facility totaling $25.0 million and $65.0 million during the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.  In connection with these prepayments, $0.1 million and $0.3 million of debt issuance cost and $7,000 and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.  In accordance with the terms of the Term Loan Facility, the prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity.  As a result, we are no longer obligated to make the scheduled installment payments of principal; however, we currently intend to continue to make these payments and therefore have classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Index
Store Openings

We opened eight and five new stores in the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. In connection with these store openings, we incurred pre-opening expenses of $1.8 million and $1.6 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

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

We derived the condensed consolidated statements of income for the thirteen weeks ended May 5, 2018 and April 29, 2017 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index
	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$275,739	$227,602
Cost of sales	162,863	134,667
Gross profit	112,876	92,935
Selling, general and administrative expenses	72,364	61,731
Depreciation and amortization expenses	2,763	2,272
Pre-opening expenses	1,764	1,598
Operating income	35,985	27,334
Interest expense, net	538	1,334
Loss on extinguishment of debt	100	397
Income before income taxes	35,347	25,603
Income tax expense	4,893	6,637
Net income	$30,454	$18,966
Percentage of net sales (1):
Net sales	100.0%	100.0%
Cost of sales	59.1	59.2
Gross profit	40.9	40.8
Selling, general and administrative expenses	26.2	27.1
Depreciation and amortization expenses	1.0	1.0
Pre-opening expenses	0.6	0.7
Operating income	13.1	12.0
Interest expense, net	0.2	0.6
Loss on extinguishment of debt	—	0.2
Income before income taxes	12.8	11.2
Income tax expense	1.8	2.9
Net income	11.0%	8.3%
Select operating data:
New store openings	8	5
Number of stores open at end of period	276	239
Average net sales per store (2)	$1,011	$962
Comparable stores sales change	1.9%	1.7%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	( dollars in thousands)
Net income	$30,454	$18,966
Interest expense, net	538	1,334
Loss on extinguishment of debt	100	397
Depreciation and amortization expenses (1)	3,393	2,862
Income tax expense	4,893	6,637
EBITDA	39,378	30,196
Non-cash stock based compensation expense	1,600	1,911
Non-cash purchase accounting items (2)	(1)	(22)
Adjusted EBITDA	$40,977	$32,085

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.
(2)	Includes purchase accounting impact from unfavorable lease liabilities related to a prior acquisition.

First Quarter 2018 Compared to First Quarter 2017

Net Sales

Net sales increased to $275.7 million in the thirteen weeks ended May 5, 2018 from $227.6 million in the thirteen weeks ended April 29, 2017, an increase of $48.1 million, or 21.1%.  The increase was the result of a comparable store sales increase of $4.2 million, or 1.9% and a non-comparable store sales increase of $43.9 million.  The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months.

Comparable store sales increased 1.9% for the thirteen weeks ended May 5, 2018 compared to a 1.7% increase for the thirteen weeks ended April 29, 2017.  The increase in comparable store sales for the thirteen weeks ended May 5, 2018 was driven by strong sales in our housewares and furniture departments offset by decreases in the electronic accessories and food departments.

Cost of Sales

Cost of sales increased to $162.9 million in the thirteen weeks ended May 5, 2018 from $134.7 million in the thirteen weeks ended April 29, 2017, an increase of $28.2 million, or 20.9%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $112.9 million in the thirteen weeks ended May 5, 2018 from $92.9 million in the thirteen weeks ended April 29, 2017, an increase of $19.9 million, or 21.5%. Gross margin increased to 40.9% in the thirteen weeks ended May 5, 2018 from 40.8% in the thirteen weeks ended April 29, 2017 due to increased merchandise margins partially offset by increased supply chain costs as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A increased to $72.4 million in the thirteen weeks ended May 5, 2018 from $61.7 million in the thirteen weeks ended April 29, 2017, an increase of $10.6 million, or 17.2%. The increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store related expenses.

Index
Pre-Opening Expenses

Pre-opening expenses increased to $1.8 million in the thirteen weeks ended May 5, 2018 from $1.6 million in the thirteen weeks ended April 29, 2017, an increase of $0.2 million. The increase in pre-opening expenses during the thirteen weeks ended May 5, 2018 was due to the timing and number of new store openings.

Interest Expense, Net

Net interest expense decreased to $0.5 million in the thirteen weeks ended May 5, 2018 from $1.3 million in the thirteen weeks ended April 29, 2017, a decrease of $0.8 million, or 59.7%.  The decrease was primarily due to prepayments on the Term Loan Facility decreasing our average outstanding loan balance and resulting in a lower interest expense for thirteen weeks ended May 5, 2018.

Income Tax Expense

Income tax expense for the thirteen weeks ended May 5, 2018 was $4.9 million compared to $6.6 million for the thirteen weeks ended April 29, 2017, a decrease of $1.7 million, or 26.3%.  The decrease in income tax expense was the result of a lower effective tax rate due to the provisions of the recently enacted Tax Cuts and Jobs Act (the “2017 Tax Act”), which, among other things, permanently lowered the federal corporate tax rate to 21% from the prior maximum rate of 35%.  In addition, the thirteen weeks ended May 5, 2018 and April 29, 2017 included a discrete tax benefit of $3.9 million and $3.2 million, respectively, due to the excess tax benefits related to stock-based compensation.

Net Income

As a result of the foregoing, net income increased to $30.5 million in the thirteen weeks ended May 5, 2018 from $19.0 million in the thirteen weeks ended April 29, 2017, an increase of $11.5 million or 60.6%.

Adjusted EBITDA

Adjusted EBITDA increased to $41.0 million for the thirteen weeks ended May 5, 2018 from $32.1 million for the thirteen weeks ended April 29, 2017, an increase of $8.9 million, or 27.7%.  We achieved increased gross profit dollars due to the increased sales volume and gross margin expansion. Additionally, as a result of the sales increase for the thirteen weeks ended May 5, 2018, our SG&A as a percentage of net sales decreased by 90 basis points, all resulting in increased adjusted EBITDA compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of May 5, 2018, we had $95.3 million of available borrowings under our Revolving Credit Facility, $27.6 million of cash and cash equivalents on hand, and $23.8 million of outstanding borrowings under our Term Loan Facility.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  For the thirteen weeks ended May 5, 2018, we spent $4.7 million for capital expenditures compared to $3.0 million for the thirteen weeks ended April 29, 2017. We expect to fund capital expenditures from net cash provided by operating activities. We opened eight stores during the thirteen weeks ended May 5, 2018 and expect to open between 36 and 38 stores during 2018. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology, in 2018.

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

Based on our new store growth plans, we believe our cash position, net cash provided by operating activities and availability under our Revolving Credit Facility will be adequate to finance our planned capital expenditures, working capital requirements and debt service over the next 12 months.  If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, we will then be required to obtain additional equity or debt financing in the future.  There can be no assurance equity or debt financing will be available to us when needed or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen weeks ended
	May 5, 2018	April 29, 2017
	(in thousands)
Net cash provided by operating activities	$15,348	$1,919
Net cash used in investing activities	(4,708)	(2,945)
Net cash used in financing activities	(22,260)	(63,937)
Net decrease in cash and cash equivalents	$(11,620)	$(64,963)

Cash Provided by Operating Activities

Net cash provided by operating activities for the thirteen weeks ended May 5, 2018 and April 29, 2017 was $15.3 million and $1.9 million, respectively.  The increase in net cash provided by operating activities for the thirteen weeks ended May 5, 2018 was primarily due to increases in net income due to new store openings and increased profitability at existing stores.

Cash Used in Investing Activities

Net cash used in investing activities for the thirteen weeks ended May 5, 2018 and April 29, 2017 was $4.7 million and $2.9 million, respectively.  The increase in cash used in investing activities primarily relates to capital expenditures in the two distribution centers.

Cash Used In Financing Activities

Net cash used in financing activities was $22.3 million and $63.9 million in the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. The decrease in cash outflows for the thirteen weeks ended May 5, 2018 was primarily related to $25.0 million of additional term loan repayments compared to $65.0 million of additional term loan repayments made during the first quarter of fiscal year 2017.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than those which occur in the ordinary course of business.

Index
During the thirteen weeks ended May 5, 2018, five new store leases commenced.  The fully executed leases have initial terms of approximately seven years with options to renew for three or four successive five-year periods which have future minimum lease payments which total approximately $6.0 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. There have been no significant changes in the significant accounting policies and estimates, except for what is described in note 2 of this quarterly report on Form 10-Q.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1(f) to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of May 5, 2018, we had no outstanding borrowings under our Revolving Credit Facility and $23.8 million of outstanding indebtedness under the Term Loan Facility. The impact of a 1.0% rate change on the outstanding balance of the Term Loan Facility as of May 5, 2018 would be approximately $0.2 million.

As of May 5, 2018, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K filed with the SEC on April 4, 2018.

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

Index
Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended May 5, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 1A in our Annual Report on Form 10-K for the year ended February 3, 2018 for a detailed description of risk factors affecting the Company.  There have been no significant changes from the risk factors previously disclosed in those filings.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 7, 2018	/s/	Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)