Form 10-Q
period 2018-08-04
Ollie's Bargain Outlet Holdings, Inc.
filed 2018-09-07
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 5, 2018 was 62,698,476.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Net sales	$288,098	$254,645	$563,837	$482,247
Cost of sales	175,474	154,419	338,337	289,086
Gross profit	112,624	100,226	225,500	193,161
Selling, general and administrative expenses	72,990	65,778	145,354	127,509
Depreciation and amortization expenses	2,854	2,375	5,617	4,647
Pre-opening expenses	1,917	2,255	3,681	3,853
Operating income	34,863	29,818	70,848	57,152
Interest expense, net	278	1,124	816	2,458
Loss on extinguishment of debt	-	-	100	397
Income before income taxes	34,585	28,694	69,932	54,297
Income tax expense	4,737	8,982	9,630	15,619
Net income	$29,848	$19,712	$60,302	$38,678
Earnings per common share:
Basic	$0.48	$0.32	$0.97	$0.63
Diluted	$0.45	$0.30	$0.92	$0.60
Weighted average common shares outstanding:
Basic	62,444	61,194	62,306	61,037
Diluted	65,868	64,889	65,745	64,640

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	August 4, 2018	July 29, 2017	February 3, 2018
Current assets:
Cash and cash equivalents	$29,415	$24,820	$39,234
Inventories	287,440	253,008	255,185
Accounts receivable	1,602	766	1,271
Prepaid expenses and other assets	9,918	4,193	7,986
Total current assets	328,375	282,787	303,676
Property and equipment, net of accumulated depreciation of $56,579, $43,942and $50,076, respectively	57,991	49,975	54,888
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $1,992,$1,658 and $1,825, respectively	232,472	232,806	232,639
Other assets	4,081	2,319	2,146
Total assets	$1,067,769	$1,012,737	$1,038,199
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,178	$8,887	$10,158
Accounts payable	69,015	53,276	74,206
Income taxes payable	-	1,936	6,035
Accrued expenses and other	51,762	37,040	46,327
Total current liabilities	130,955	101,139	136,726
Revolving credit facility	-	-	-
Long-term debt	11,516	119,552	38,835
Deferred income taxes	57,184	87,600	59,073
Other long-term liabilities	7,961	6,675	7,103
Total liabilities	207,616	314,966	241,737
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value;no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 62,611,61,295 and 62,007 shares issued, respectively	63	61	62
Additional paid-in capital	592,446	573,693	583,467
Retained earnings	267,730	124,103	213,019
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)
Total stockholders’ equity	860,153	697,771	796,462
Total liabilities and stockholders’ equity	$1,067,769	$1,012,737	$1,038,199

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 28, 2017	60,756	$61	(9)	$(86)	$565,861	$85,425	$651,261
Stock-based compensation expense	-	-	-	-	4,039	-	4,039
Proceeds from stock options exercised	519	-	-	-	4,012	-	4,012
Vesting of restricted stock	27	-	-	-	-	-	-
Common shares withheld for taxes	(7)	-	-	-	(219)	-	(219)
Net income	-	-	-	-	-	38,678	38,678
Balance as of July 29, 2017	61,295	$61	(9)	$(86)	$573,693	$124,103	$697,771

Balance as of February 3, 2018	62,007	$62	(9)	$(86)	$583,467	$213,019	$796,462
Cumulative effect of adopting ASU 2014-09 (Note 2)	-	-	-	-	-	(5,591)	(5,591)
Stock-based compensation expense	-	-	-	-	3,510	-	3,510
Proceeds from stock options exercised	564	1	-	-	6,171	-	6,172
Vesting of restricted stock	52	-	-	-	-	-	-
Common shares withheld for taxes	(12)	-	-	-	(702)	-	(702)
Net income	-	-	-	-	-	60,302	60,302
Balance as of August 4, 2018	62,611	$63	(9)	$(86)	$592,446	$267,730	$860,153

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	August 4, 2018	July 29, 2017

Cash flows from operating activities:
Net income	$60,302	$38,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	6,723	5,667
Amortization of debt issuance costs	248	339
Amortization of original issue discount	3	9
Loss on extinguishment of debt	100	397
(Gain) loss on disposal of assets	(24)	26
Amortization of intangibles	167	171
Deferred income tax provision (benefit)	33	(1,624)
Deferred rent expense	994	1,088
Stock-based compensation expense	3,510	4,039
Changes in operating assets and liabilities:
Inventories	(32,255)	(42,901)
Accounts receivable	(331)	(465)
Prepaid expenses and other assets	(4,075)	(596)
Accounts payable	(4,776)	2,372
Income taxes payable	(6,035)	(2,612)
Accrued expenses and other liabilities	(2,055)	(7,272)
Net cash provided by (used in) operating activities	22,529	(2,684)
Cash flows from investing activities:
Purchases of property and equipment	(10,241)	(8,667)
Proceeds from sale of property and equipment	43	17
Net cash used in investing activities	(10,198)	(8,650)
Cash flows from financing activities:
Borrowings on revolving credit facility	599,162	511,264
Repayments on revolving credit facility	(599,162)	(511,264)
Repayments on term loan and capital leases	(27,620)	(66,322)
Proceeds from stock option exercises	6,172	4,012
Common shares withheld for taxes	(702)	(219)
Net cash used in financing activities	(22,150)	(62,529)
Net decrease in cash and cash equivalents	(9,819)	(73,863)
Cash and cash equivalents at the beginning of the period	39,234	98,683
Cash and cash equivalents at the end of the period	$29,415	$24,820
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$581	$2,112
Income taxes	$16,284	$19,857
Non-cash investing activities:
Accrued purchases of property and equipment	$1,352	$1,470

See accompanying notes to the condensed consolidated financial statements.

Index

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 4, 2018 and July 29, 2017

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

Since its first store opened in 1982, the Company has grown to 282 retail locations in 22 states as of August 4, 2018. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following year.  References to the thirteen weeks ended August 4, 2018 and July 29, 2017 refer to the thirteen weeks from May 6, 2018 to August 4, 2018 and from April 30, 2017 to July 29, 2017, respectively.  References to year-to-date periods ending August 4, 2018 and July 29, 2017 refer to the twenty-six weeks from February 4, 2018 to August 4, 2018 and January 29, 2017 to July 29, 2017, respectively.  References to “2017” refer to the fiscal year ended February 3, 2018, which consisted of a 53-week period.  References to “2018” refer to the fiscal year ending February 2, 2019, which consists of a 52-week period.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of August 4, 2018 and July 29, 2017, the condensed consolidated statements of income for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively, and the condensed consolidated statements of stockholders’ equity and cash flows for the twenty-six weeks ended August 4, 2018 and July 29, 2017 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2018 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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

August 4, 2018 and July 29, 2017

(Unaudited)

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

Ollie’s recognizes retail sales in its stores when merchandise is sold and the customer takes possession of merchandise.  Also included in net sales is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program and gift card breakage.  Net sales are presented net of returns and sales tax. The Company provides an allowance for estimated retail merchandise returns based on prior experience.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 4, 2018 and July 29, 2017

(Unaudited)

Adoption of ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than prior guidance.

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

The Company determined the adoption of ASU 2014-09 changed the presentation for the following:

•
Revenue is deferred for the Ollie’s Army loyalty program where members accumulate points that can be redeemed for discounts on future purchases. The Company determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the discount awards based upon its relative standalone selling price, which considers historical redemption patterns for the award. Revenue is recognized as those discount awards are redeemed. Discount awards which are issued upon the achievement of specified point levels are valid for a maximum of 90 days from the date of issuance.  At the end of each fiscal period, unredeemed discount awards and accumulated points to earn a future discount award are reflected as a liability.  Discount awards are combined in one homogeneous pool and are not separately identifiable.  Therefore, the revenue recognized consisted of discount awards redeemed that were included in the deferred revenue balance at the beginning of the period as well as discount awards issued during the current period.  The following table is a reconciliation of the liability related to this program (in thousands):

Balance at February 3, 2018	$8,321
Revenue deferred	5,861
Revenue recognized	(5,553)
Balance at August 4, 2018	$8,629

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 4, 2018 and July 29, 2017

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

Balance at February 3, 2018	$1,223
Gift card issuances	1,966
Gift card redemption and breakage	(2,009)
Balance at August 4, 2018	$1,180

•
Sales return allowance is recorded on a gross basis on the condensed consolidated balance sheet as a refund liability and an asset for recovery rather than as a net liability.  The allowance for estimated retail merchandise returns is based on prior experience.

The adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated income statement and statement of cash flows for the thirteen and twenty-six weeks ended August 4, 2018.  As a result of the adoption of ASU 2014-09, the Company’s balance sheet at August 4, 2018 reflected an additional liability of $8.6 million related to the Ollie’s Army loyalty program which would not have been recorded prior to adoption.  Other changes to the condensed consolidated balance sheet at August 4, 2018 were not significant.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 4, 2018 and July 29, 2017

(Unaudited)

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Net income	$29,848	$19,712	$60,302	$38,678
Weighted average number of common shares outstanding – Basic	62,444	61,194	62,306	61,037
Dilutive impact of stock options and restricted stock units	3,424	3,695	3,439	3,603
Weighted average number of common shares outstanding - Diluted	65,868	64,889	65,745	64,640
Earnings per common share – Basic	$0.48	$0.32	$0.97	$0.63
Earnings per common share - Diluted	$0.45	$0.30	$0.92	$0.60

The effect of the weighted average assumed exercise of stock options outstanding totaling 266,285 and 345,326 for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively, and 195,512 and 249,609 for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 345 and 88 for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively, and 13,339 and 20,093 for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(4)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	August 4, 2018	July 29, 2017	February 3, 2018
Compensation and benefits	$11,557	$8,630	$14,181
Deferred revenue	8,629	-	-
Insurance	5,198	3,370	2,768
Freight	4,113	5,184	3,836
Real estate related	3,888	3,623	4,019
Sales and use taxes	3,815	2,990	3,865
Advertising	1,968	1,966	5,523
Other	12,594	11,277	12,135
	$51,762	$37,040	$46,327

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 4, 2018 and July 29, 2017

(Unaudited)

(5)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	August 4, 2018	July 29, 2017	February 3, 2018

Term loan, net	$21,173	$128,027	$48,530
Capital leases	521	412	463
Total debt	21,694	128,439	48,993
Less: current portion	(10,178)	(8,887)	(10,158)
Long-term debt	$11,516	$119,552	$38,835

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

As of August 4, 2018, the Term Loan Facility is subject to amortization with principal payable in quarterly installments of $2.5 million to be made on the last business day of each fiscal quarter prior to maturity.  The remaining initial aggregate advances under the Term Loan Facility are payable at maturity.

The Company made voluntary prepayments under the Term Loan Facility totaling $25.0 million and $65.0 million during the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.  In connection with these prepayments, $0.1 million and $0.3 million of debt issuance cost and $7,000 and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.  In accordance with the terms of the Term Loan Facility, prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity.  As a result, the Company is no longer obligated to make the scheduled installment payments of principal; however, the Company currently intends to continue to make these payments and therefore has classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Under the terms of the Revolving Credit Facility, as of August 4, 2018, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 4, 2018 and July 29, 2017

(Unaudited)

As of August 4, 2018, the Company had $21.2 million of outstanding indebtedness under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $95.4 million of borrowing availability, letter of credit commitments of $4.3 million and $0.3 million of rent reserves.  The interest rate on the outstanding borrowings under the Term Loan Facility was 1.75% plus the 30-day Eurodollar Rate, or 3.82%.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

As of August 4, 2018 and July 29, 2017, the amounts outstanding under the Term Loan Facility are net of unamortized original issue discount of $5,000 and $0.1 million and deferred financing fees of $0.1 million and $0.7 million in each respective period.

The Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and a total leverage test of no greater than 3.5 to 1.0. The Company was in compliance with all terms of the Credit Facilities during the thirteen and twenty-six weeks ended August 4, 2018.

The provisions of the Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of August 4, 2018, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facilities, subject to certain exceptions.

(6)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen and twenty-six weeks ended August 4, 2018 were 13.7% and 13.8%, respectively. The effective tax rates for the thirteen and twenty-six weeks ended July 29, 2017 were 31.3% and 28.8%, respectively. The effective tax rate was lower for the thirteen and twenty-six weeks ended August 4, 2018 primarily as a result of the provisions of the 2017 Tax Cuts and Jobs Act, which, among other things, permanently lowered the federal corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. In addition, the thirteen weeks ended August 4, 2018 and July 29, 2017 included a discrete tax benefit of $3.8 million and $1.9 million, respectively, due to the excess tax benefits related to stock-based compensation. The twenty-six weeks ended August 4, 2018 and July 29, 2017 included a similar discrete tax benefit of $7.7 million and $5.1 million, respectively.

(7)	Commitments and Contingencies

The Company commenced 21 new store leases during the twenty-six weeks ended August 4, 2018.  The fully executed leases have initial terms of approximately seven years with options to renew for three or four successive five-year periods.  The initial terms of these new store leases have future minimum lease payments totaling approximately $27.4 million.

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

August 4, 2018 and July 29, 2017

(Unaudited)

(8)	Equity Incentive Plans

During 2012, Ollie’s established an equity incentive plan (the “2012 Plan”) under which stock options were granted to executive officers and key employees as deemed appropriate under the provisions of the 2012 Plan, with an exercise price at the fair value of the underlying stock on the date of grant. The vesting period for options granted under the 2012 Plan was five years (20% ratably per year). Options granted under the 2012 Plan are subject to employment for vesting, expire 10 years from the date of grant and are not transferable other than upon death. As of July 15, 2015, the date of the pricing of the Company’s initial public offering, no additional equity grants will be made under the 2012 Plan.

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of August 4, 2018, there were 3,459,101 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for the twenty-six weeks ended August 4, 2018 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at February 3, 2018	4,458,387	$11.65
Granted	276,276	58.90
Forfeited	(12,922)	33.29
Exercised	(563,564)	10.95
Outstanding at August 4, 2018	4,158,177	14.82	5.9
Exercisable at August 4, 2018	2,766,732	9.03	4.9

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

August 4, 2018 and July 29, 2017

(Unaudited)

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

The weighted average grant date fair value per option for options granted during the twenty-six weeks ended August 4, 2018 and July 29, 2017 was $18.77 and $10.57, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	August 4, 2018	July 29, 2017
Risk-free interest rate	2.70%	2.20%
Expected dividend yield	—	—
Expected term (years)	6.25 years	6.25 years
Expected volatility	25.85%	28.31%

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over three or four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the twenty-six weeks ended August 4, 2018 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 3, 2018	207,346	$26.15
Granted	63,442	58.86
Vested	(51,424)	26.06
Non-vested balance at August 4, 2018	219,364	35.63

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.9 million and $2.1 million for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively and $3.5 million and $4.0 million for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.

As of August 4, 2018 there was $16.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years.  Compensation costs related to awards are recognized using the straight-line method.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 4, 2018 and July 29, 2017

(Unaudited)

(9)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s made $0.6 million in rent payments to such related parties during each of the twenty-six weeks ended August 4, 2018 and July 29, 2017.

(10)	Subsequent Events

On August 29, 2018, the Company acquired a total of 12 former Toys “R” Us store sites as part of the ongoing real estate auctions for Toys “R” Us locations being conducted in the United States Bankruptcy Court for the Eastern District of Virginia (Richmond Division). The Company paid an aggregate of approximately $42.0 million for the store locations.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2018” refer to the 52-week period from February 4, 2018 to February 2, 2019. References to “2017” refer to the 53-week period from January 29, 2017 to February 3, 2018. The fiscal quarters or “second quarter” ended August 4, 2018 and July 29, 2017 refer to the 13 weeks from May 6, 2018 to August 4, 2018 and from April 30, 2017 to July 29, 2017, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices.  Known for our assortment of products offered as “Good Stuff Cheap,” we offer customers a broad selection of brand name products in every department, including housewares, food, books and stationery, bed and bath, floor coverings, toys, health and beauty aids and other categories.  Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns.

Index
Our Growth Strategy

Since 1982, when we were founded, we have grown organically by backfilling in existing marketplaces and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer.  Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 282 stores located in 22 states as of August 4, 2018.

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

We opened 14 stores during the twenty-six weeks ended August 4, 2018.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are typically between five to seven years with options to renew for three or four successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

Net Sales

Ollie’s recognizes retail sales in its stores when merchandise is sold and the customer takes possession of merchandise.  Also included in net sales in 2018 is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program and gift card breakage.  Net sales are presented net of returns and sales tax.  Net sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.”  Growth of our net sales is primarily driven by expansion of our store base in existing and new markets.  As we continue to grow, we believe we will have greater access to brand name and closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers.  Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

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

Index
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

Financing Transactions

On January 29, 2016, we completed a transaction (“Refinancing”) in which we refinanced the existing senior secured credit facilities with the proceeds of the new Credit Facilities (as defined below).  The new credit facilities consist of a $200.0 million term loan (“Term Loan Facility”) and a $100.0 million revolving credit facility (“Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”), which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

We made voluntary prepayments under the Term Loan Facility totaling $25.0 million and $65.0 million during the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.  In connection with these prepayments, $0.1 million and $0.3 million of debt issuance cost and $7,000 and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.  In accordance with the terms of the Term Loan Facility, the prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity.  As a result, we are no longer obligated to make the scheduled installment payments of principal; however, we currently intend to continue to make these payments and therefore have classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Index
Store Openings

We opened six and 11 new stores in the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively. In connection with these store openings, we incurred pre-opening expenses of $1.9 million and $2.3 million for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively. We opened 14 and 16 new stores in the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.  In connection with these store openings, we incurred pre-opening expenses of $3.7 million and $3.9 million for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.

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

We derived the condensed consolidated statements of income for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index
	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$288,098	$254,645	$563,837	$482,247
Cost of sales	175,474	154,419	338,337	289,086
Gross profit	112,624	100,226	225,500	193,161
Selling, general and administrative expenses	72,990	65,778	145,354	127,509
Depreciation and amortization expenses	2,854	2,375	5,617	4,647
Pre-opening expenses	1,917	2,255	3,681	3,853
Operating income	34,863	29,818	70,848	57,152
Interest expense, net	278	1,124	816	2,458
Loss on extinguishment of debt	-	-	100	397
Income before income taxes	34,585	28,694	69,932	54,297
Income tax expense	4,737	8,982	9,630	15,619
Net income	$29,848	$19,712	$60,302	$38,678
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9	60.6	60.0	59.9
Gross profit	39.1	39.4	40.0	40.1
Selling, general and administrative expenses	25.3	25.8	25.8	26.4
Depreciation and amortization expenses	1.0	0.9	1.0	1.0
Pre-opening expenses	0.7	0.9	0.7	0.8
Operating income	12.1	11.7	12.6	11.9
Interest expense, net	0.1	0.4	0.1	0.5
Loss on extinguishment of debt	—	—	—	0.1
Income before income taxes	12.0	11.3	12.4	11.3
Income tax expense	1.6	3.5	1.7	3.2
Net income	10.4%	7.7%	10.7%	8.0%
Select operating data:
Number of new stores	6	11	14	16
Number of stores open at end of period	282	250	282	250
Average net sales per store (2)	$1,032	$1,031	$2,043	$1,993
Comparable stores sales change	4.4%	4.5%	3.2%	3.2%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open at the end of each week in each fiscal period.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	( dollars in thousands)
Net income	$29,848	$19,712	$60,302	$38,678
Interest expense, net	278	1,124	816	2,458
Loss on extinguishment of debt	-	-	100	397
Depreciation and amortization expenses (1)	3,497	2,976	6,890	5,838
Income tax expense	4,737	8,982	9,630	15,619
EBITDA	38,360	32,794	77,738	62,990
Non-cash stock-based compensation expense	1,910	2,128	3,510	4,039
Non-cash purchase accounting items (2)	-	(20)	(1)	(42)
Adjusted EBITDA	$40,270	$34,902	$81,247	$66,987

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.
(2)	Includes purchase accounting impact from unfavorable lease liabilities related to a prior acquisition.

Second Quarter 2018 Compared to Second Quarter 2017

Net Sales

Net sales increased to $288.1 million in the thirteen weeks ended August 4, 2018 from $254.6 million in the thirteen weeks ended July 29, 2017, an increase of $33.5 million, or 13.1%.  The increase was the result of a comparable store sales increase of $10.4 million, or 4.4%, and a non-comparable store sales increase of $23.1 million.  The increase in non-comparable store sales was driven by sales from stores that have not been open for a full 15 months.

Comparable store sales increased 4.4% for the thirteen weeks ended August 4, 2018 compared to a 4.5% increase for the thirteen weeks ended July 29, 2017.  The increase in comparable store sales for the thirteen weeks ended August 4, 2018 was driven by strong sales in our electronics, housewares, lawn and garden and automotive departments, partially offset by decreases in our toys and summer furniture departments.

Cost of Sales

Cost of sales increased to $175.5 million in the thirteen weeks ended August 4, 2018 from $154.4 million in the thirteen weeks ended July 29, 2017, an increase of $21.1 million, or 13.6%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $112.6 million in the thirteen weeks ended August 4, 2018 from $100.2 million in the thirteen weeks ended July 29, 2017, an increase of $12.4 million, or 12.4%. Gross margin decreased to 39.1% in the thirteen weeks ended August 4, 2018 from 39.4% in the thirteen weeks ended July 29, 2017 due to increased supply chain costs as a percentage of net sales, partially offset by an increased merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $73.0 million in the thirteen weeks ended August 4, 2018 from $65.8 million in the thirteen weeks ended July 29, 2017, an increase of $7.2 million, or 11.0%. As a percentage of net sales, SG&A decreased 50 basis points to 25.3% in the thirteen weeks ended August 4, 2018 from 25.8% in the thirteen weeks ended July 29, 2017.  The dollar increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs and other store-related expenses.

Index
Pre-Opening Expenses

Pre-opening expenses decreased to $1.9 million in the thirteen weeks ended August 4, 2018 from $2.3 million in the thirteen weeks ended July 29, 2017, a reduction of $0.3 million. The decrease in pre-opening expenses during the thirteen weeks ended August 4, 2018 was due to the timing and number of new store openings.

Interest Expense, Net

Net interest expense decreased to $0.3 million in the thirteen weeks ended August 4, 2018 from $1.1 million in the thirteen weeks ended July 29, 2017, a decrease of $0.8 million, or 75.3%.  The decrease was primarily due to prepayments on the Term Loan Facility that reduced our average outstanding loan balance and resulted in a lower interest expense for the thirteen weeks ended August 4, 2018.

Income Tax Expense

Income tax expense for the thirteen weeks ended August 4, 2018 was $4.7 million compared to $9.0 million for the thirteen weeks ended July 29, 2017, a decrease of $4.2 million, or 47.3%.  The decrease in income tax expense was the result of a lower effective tax rate due to the provisions of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), which, among other things, permanently lowered the federal corporate tax rate to 21% from the prior maximum rate of 35%.  In addition, the thirteen weeks ended August 4, 2018 and July 29, 2017 included a discrete tax benefit of $3.8 million and $1.9 million, respectively, due to excess tax benefits related to stock-based compensation.

Net Income

As a result of the foregoing, net income increased to $29.8 million in the thirteen weeks ended August 4, 2018 from $19.7 million in the thirteen weeks ended July 29, 2017, an increase of $10.1 million or 51.4%.

Adjusted EBITDA

Adjusted EBITDA increased to $40.3 million in the thirteen weeks ended August 4, 2018 from $34.9 million in the thirteen weeks ended July 29, 2017, an increase of $5.4 million, or 15.4%.  Factors contributing to this growth included increased gross profit due to the higher sales volume and a 50-basis-point reduction of SG&A as a percentage of net sales.

Twenty-Six Weeks 2018 Compared to Twenty-Six Weeks 2017

Net Sales

Net sales increased to $563.8 million in the twenty-six weeks ended August 4, 2018 from $482.2 million in the twenty-six weeks ended July 29, 2017, an increase of $81.6 million, or 16.9%.  The increase was the result of a comparable store sales increase of $14.6 million, or 3.2%, and a non-comparable store sales increase of $67.0 million.  The increase in non-comparable store sales was driven by sales from stores that have not been open for a full 15 months.

Comparable store sales increased 3.2% for the twenty-six weeks ended August 4, 2018 compared to a 3.2% increase for the twenty-six weeks ended July 29, 2017.  The increase in comparable store sales for the twenty-six weeks ended August 4, 2018 was driven by strong sales in our housewares, automotive and floor coverings departments, partially offset by decreases in our toys and books departments.

Cost of Sales

Cost of sales increased to $338.3 million in the twenty-six weeks ended August 4, 2018 from $289.1 million in the twenty-six weeks ended July 29, 2017, an increase of $49.3 million, or 17.0%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $225.5 million in the twenty-six weeks ended August 4, 2018 from $193.2 million in the twenty-six weeks ended July 29, 2017, an increase of $32.3 million, or 16.7%. Gross margin decreased to 40.0% in the twenty-six weeks ended August 4, 2018 from 40.1% in the twenty-six weeks ended July 29, 2017 due to increased supply chain costs as a percentage of net sales, partially offset by an increased merchandise margin.

Index
Selling, General and Administrative Expenses

SG&A increased to $145.4 million in the twenty-six weeks ended August 4, 2018 from $127.5 million in the twenty-six weeks ended July 29, 2017, an increase of $17.8 million, or 14.0%. As a percentage of net sales, SG&A decreased 60 basis points to 25.8% in the twenty-six weeks ended August 4, 2018 from 26.4% in the twenty-six weeks ended July 29, 2017.  The dollar increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs and other store-related expenses.

Pre-Opening Expenses

Pre-opening expenses decreased to $3.7 million in the twenty-six weeks ended August 4, 2018 from $3.9 million in the twenty-six weeks ended July 29, 2017, a reduction of $0.2 million. The decrease in pre-opening expenses during the twenty-six weeks ended August 4, 2018 was due to the timing and number of new store openings.

Interest Expense, Net

Net interest expense decreased to $0.8 million in the twenty-six weeks ended August 4, 2018 from $2.5 million in the twenty-six weeks ended July 29, 2017, a reduction of $1.6 million, or 66.8%.  The decrease was primarily due to prepayments on the Term Loan Facility that reduced our average outstanding loan balance and resulted in a lower interest expense for the twenty-six weeks ended August 4, 2018.

Income Tax Expense

Income tax expense in the twenty-six weeks ended August 4, 2018 was $9.6 million compared to $15.6 million in the twenty-six weeks ended July 29, 2017, a decrease of $6.0 million, or 38.3%.  The decrease in income tax expense was the result of a lower effective tax rate due to the provisions of the 2017 Tax Act, which, among other things, permanently lowered the federal corporate tax rate to 21% from the prior maximum rate of 35%.  In addition, the twenty-six weeks ended August 4, 2018 and July 29, 2017 included a discrete tax benefit of $7.7 million and $5.1 million, respectively, due to excess tax benefits related to stock-based compensation.

Net Income

As a result of the foregoing, net income increased to $60.3 million in the twenty-six weeks ended August 4, 2018 from $38.7 million in the twenty-six weeks ended July 29, 2017, an increase of $21.6 million or 55.9%.

Adjusted EBITDA

Adjusted EBITDA increased to $81.2 million in the twenty-six weeks ended August 4, 2018 from $67.0 million in the twenty-six weeks ended July 29, 2017, an increase of $14.3 million, or 21.3%.  Factors contributing to this growth included increased gross profit due to the higher sales volume and a 60-basis-point reduction of SG&A as a percentage of net sales.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of August 4, 2018, we had $95.4 million of available borrowings under our Revolving Credit Facility, $29.4 million of cash and cash equivalents on hand, and $21.3 million of outstanding borrowings under our Term Loan Facility.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $5.5 million and $5.7 million for capital expenditures during the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively.  For the twenty-six weeks ended August 4, 2018, we spent $10.2 million for capital expenditures compared to $8.7 million for the twenty-six weeks ended July 29, 2017. We expect to fund capital expenditures from net cash provided by operating activities. We opened 14 stores during the twenty-six weeks ended August 4, 2018 and expect to open between 36 and 38 stores during 2018. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology, in 2018.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six weeks ended
	August 4, 2018	July 29, 2017
	(in thousands)
Net cash provided by (used in) operating activities	$22,529	$(2,684)
Net cash used in investing activities	(10,198)	(8,650)
Net cash used in financing activities	(22,150)	(62,529)
Net decrease in cash and cash equivalents	$(9,819)	$(73,863)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $22.5 million for the twenty-six weeks ended August 4, 2018 compared to net cash used in operating activities of $2.7 million for the twenty-six weeks ended July 29, 2017.  The increase in net cash provided by operating activities for the twenty-six weeks ended August 4, 2018 was primarily due to increases in net income due to new store openings and increased profitability at existing stores.

Cash Used in Investing Activities

Net cash used in investing activities for the twenty-six weeks ended August 4, 2018 and July 29, 2017 was $10.2 million and $8.7 million, respectively.  The increase in cash used in investing activities primarily relates to capital expenditures for our two distribution centers and ongoing investments in existing stores and information technology.

Cash Used in Financing Activities

Net cash used in financing activities was $22.2 million and $62.5 million for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively. The decrease in cash outflows for the twenty-six weeks ended August 4, 2018 was primarily related to the $40.0 million reduction in voluntary term loan prepayments in the twenty-six weeks ended August 4, 2018 compared to the twenty-six weeks ended July 29, 2017.

Index
Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than those which occur in the ordinary course of business.

During the twenty-six weeks ended August 4, 2018, 21 new store leases commenced.  The fully executed leases have initial terms of approximately seven years with options to renew for three or four successive five-year periods and have future minimum lease payments that total approximately $27.4 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. There have been no significant changes in the significant accounting policies and estimates, except for what is described in Note 2 of this Quarterly Report on Form 10-Q, as we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, on February 4, 2018.

During the thirteen weeks ended August 4, 2018, we had no critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1(f) to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of August 4, 2018, we had no outstanding borrowings under our Revolving Credit Facility and $21.3 million of outstanding indebtedness under the Term Loan Facility. The impact of a 1.0% rate change on the outstanding balance of the Term Loan Facility as of August 4, 2018 would be approximately $0.2 million.

As of August 4, 2018, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K filed with the SEC on April 4, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended August 4, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: September 7, 2018	/s/ Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)