Form 10-Q
period 2018-11-03
Ollie's Bargain Outlet Holdings, Inc.
filed 2018-12-07
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 4, 2018 was 62,881,216.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$283,606	$238,116	$847,443	$720,363
Cost of sales	168,184	140,127	506,521	429,213
Gross profit	115,422	97,989	340,922	291,150
Selling, general and administrative expenses	78,440	68,124	223,794	195,633
Depreciation and amortization expenses	2,914	2,503	8,531	7,150
Pre-opening expenses	4,779	3,152	8,460	7,005
Operating income	29,289	24,210	100,137	81,362
Interest expense, net	372	1,143	1,188	3,601
Loss on extinguishment of debt	-	-	100	397
Income before income taxes	28,917	23,067	98,849	77,364
Income tax expense	4,100	4,205	13,730	19,824
Net income	$24,817	$18,862	$85,119	$57,540
Earnings per common share:
Basic	$0.40	$0.31	$1.36	$0.94
Diluted	$0.38	$0.29	$1.29	$0.89
Weighted average common shares outstanding:
Basic	62,747	61,488	62,452	61,187
Diluted	66,095	65,102	65,861	64,794

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	November 3, 2018	October 28, 2017	February 3, 2018
Current assets:
Cash and cash equivalents	$736	$42,164	$39,234
Inventories	332,325	284,331	255,185
Accounts receivable	2,401	990	1,271
Prepaid expenses and other assets	9,063	3,882	7,986
Total current assets	344,525	331,367	303,676
Property and equipment, net of accumulated depreciation of $56,659, $46,909 and $50,076, respectively	107,766	53,632	54,888
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $2,076, $1,741 and $1,825, respectively	232,388	232,723	232,639
Other assets	1,923	2,256	2,146
Total assets	$1,131,452	$1,064,828	$1,038,199
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,186	$8,882	$10,158
Accounts payable	101,281	70,618	74,206
Income taxes payable	-	5,731	6,035
Accrued expenses and other	58,047	45,691	46,327
Total current liabilities	169,514	130,922	136,726
Revolving credit facility	-	-	-
Long-term debt	9,042	117,120	38,835
Deferred income taxes	56,551	88,011	59,073
Other long-term liabilities	7,535	6,943	7,103
Total liabilities	242,642	342,996	241,737
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 62,821, 61,666 and 62,007 shares issued, respectively	63	62	62
Additional paid-in capital	596,286	578,891	583,467
Retained earnings	292,547	142,965	213,019
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)
Total stockholders’ equity	888,810	721,832	796,462
Total liabilities and stockholders’ equity	$1,131,452	$1,064,828	$1,038,199

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 28, 2017	60,756	$61	(9)	$(86)	$565,861	$85,425	$651,261
Stock-based compensation expense	-	-	-	-	5,932	-	5,932
Proceeds from stock options exercised	890	1	-	-	7,317	-	7,318
Vesting of restricted stock	27	-	-	-	-	-	-
Common shares withheld for taxes	(7)	-	-	-	(219)	-	(219)
Net income	-	-	-	-	-	57,540	57,540
Balance as of October 28, 2017	61,666	$62	(9)	$(86)	$578,891	$142,965	$721,832

Balance as of February 3, 2018	62,007	$62	(9)	$(86)	$583,467	$213,019	$796,462
Cumulative effect of adopting ASU 2014-09 (Note 2)	-	-	-	-	-	(5,591)	(5,591)
Stock-based compensation expense	-	-	-	-	5,392	-	5,392
Proceeds from stock options exercised	774	1	-	-	8,129	-	8,130
Vesting of restricted stock	52	-	-	-	-	-	-
Common shares withheld for taxes	(12)	-	-	-	(702)	-	(702)
Net income	-	-	-	-	-	85,119	85,119
Balance as of November 3, 2018	62,821	$63	(9)	$(86)	$596,286	$292,547	$888,810

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-nine weeks ended
	November 3, 2018	October 28, 2017
Cash flows from operating activities:
Net income	$85,119	$57,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,207	8,707
Amortization of debt issuance costs	368	497
Amortization of original issue discount	4	13
Loss on extinguishment of debt	100	397
Loss (gain) on disposal of assets	212	(21)
Amortization of intangibles	251	254
Deferred income tax provision benefit	(600)	(1,213)
Deferred rent expense	235	1,691
Stock-based compensation expense	5,392	5,932
Changes in operating assets and liabilities:
Inventories	(77,140)	(74,224)
Accounts receivable	(1,130)	(689)
Prepaid expenses and other assets	(1,166)	(326)
Accounts payable	27,636	19,300
Income taxes payable	(6,035)	1,183
Accrued expenses and other liabilities	3,457	1,343
Net cash provided by operating activities	46,910	20,384
Cash flows from investing activities:
Purchases of property and equipment	(62,720)	(15,205)
Proceeds from sale of property and equipment	70	86
Net cash used in investing activities	(62,650)	(15,119)
Cash flows from financing activities:
Borrowings on revolving credit facility	895,291	759,691
Repayments on revolving credit facility	(895,291)	(759,691)
Repayments on term loan and capital leases	(30,186)	(68,883)
Proceeds from stock option exercises	8,130	7,318
Common shares withheld for taxes	(702)	(219)
Net cash used in financing activities	(22,758)	(61,784)
Net decrease in cash and cash equivalents	(38,498)	(56,519)
Cash and cash equivalents at the beginning of the period	39,234	98,683
Cash and cash equivalents at the end of the period	$736	$42,164
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$837	$3,093
Income taxes	$21,467	$19,857
Non-cash investing activities:
Accrued purchases of property and equipment	$2,311	$1,584

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 3, 2018 and October 28, 2017
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

Since its first store opened in 1982, the Company has grown to 297 retail locations in 23 states as of November 3, 2018. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following year.  References to the thirteen weeks ended November 3, 2018 and October 28, 2017 refer to the thirteen weeks from August 5, 2018 to November 3, 2018 and from July 30, 2017 to October 28, 2017, respectively.  References to year-to-date periods ending November 3, 2018 and October 28, 2017 refer to the thirty-nine weeks from February 4, 2018 to November 3, 2018 and January 29, 2017 to October 28, 2017, respectively.  References to “2017” refer to the fiscal year ended February 3, 2018, which consisted of a 53-week period.  References to “2018” refer to the fiscal year ending February 2, 2019, which consists of a 52-week period.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of November 3, 2018 and October 28, 2017, the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively, and the condensed consolidated statements of stockholders’ equity and cash flows for the thirty-nine weeks ended November 3, 2018 and October 28, 2017 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2018 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
November 3, 2018 and October 28, 2017
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

The Company is in the process of determining the impact of the adoption of this guidance on its consolidated financial statements and notes thereto, having identified that substantially all of the Company’s store locations and distribution centers subject to operating lease arrangements will most likely be affected.  Management anticipates the new guidance will have a material impact on the total assets and liabilities on the Company’s consolidated balance sheets.  Management does not anticipate a material impact to the consolidated statements of income as a result of implementing this guidance.

The Company plans to adopt this standard in the first quarter of its fiscal year ending February 1, 2020 using the cumulative effect transition method.

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
November 3, 2018 and October 28, 2017
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

Balance at February 3, 2018	$8,321
Revenue deferred	8,821
Revenue recognized	(8,207)
Balance at November 3, 2018	$8,935

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 3, 2018 and October 28, 2017
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

Balance at February 3, 2018	$1,223
Gift card issuances	2,858
Gift card redemption and breakage	(2,880)
Balance at November 3, 2018	$1,201

•
Sales return allowance is recorded on a gross basis on the condensed consolidated balance sheet as a refund liability and an asset for recovery rather than as a net liability.  The allowance for estimated retail merchandise returns is based on prior experience.

The adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated income statement and statement of cash flows for the thirteen and thirty-nine weeks ended November 3, 2018.  As a result of the adoption of ASU 2014-09, the Company’s balance sheet at November 3, 2018 reflected an additional liability of $8.9 million related to the Ollie’s Army loyalty program which would not have been recorded prior to adoption.  Other changes to the condensed consolidated balance sheet at November 3, 2018 were not significant.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 3, 2018 and October 28, 2017
(Unaudited)

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Net income	$24,817	$18,862	$85,119	$57,540
Weighted average number of common shares outstanding – Basic	62,747	61,488	62,452	61,187
Dilutive impact of stock options and restricted stock units	3,348	3,614	3,409	3,607
Weighted average number of common shares outstanding - Diluted	66,095	65,102	65,861	64,794
Earnings per common share – Basic	$0.40	$0.31	$1.36	$0.94
Earnings per common share - Diluted	$0.38	$0.29	$1.29	$0.89

The effect of the weighted average assumed exercise of stock options outstanding totaling 3,248 and 3,221 for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively, and 131,424 and 167,480 for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 0 and 63 for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively, and 8,893 and 13,416 for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(4)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	November 3, 2018	October 28, 2017	February 3, 2018
Compensation and benefits	$11,245	$13,003	$14,181
Deferred revenue	8,935	-	-
Insurance	5,967	3,622	2,768
Sales and use taxes	5,322	4,239	3,865
Freight	5,216	5,391	3,836
Real estate related	3,965	3,793	4,019
Advertising	3,884	4,668	5,523
Other	13,513	10,975	12,135
	$58,047	$45,691	$46,327

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 3, 2018 and October 28, 2017
(Unaudited)

(5)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):
	November 3, 2018	October 28, 2017	February 3, 2018

Term loan, net	$18,689	$125,586	$48,530
Capital leases	539	416	463
Total debt	19,228	126,002	48,993
Less: current portion	(10,186)	(8,882)	(10,158)
Long-term debt	$9,042	$117,120	$38,835

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

As of November 3, 2018, the Term Loan Facility is subject to amortization with principal payable in quarterly installments of $2.5 million to be made on the last business day of each fiscal quarter prior to maturity.  The remaining initial aggregate advances under the Term Loan Facility are payable at maturity.

The Company made voluntary prepayments under the Term Loan Facility totaling $25.0 million and $65.0 million during the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.  In connection with these prepayments, $0.1 million and $0.3 million of debt issuance cost and $7,000 and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.  In accordance with the terms of the Term Loan Facility, prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity.  As a result, the Company is no longer obligated to make the scheduled installment payments of principal; however, the Company currently intends to continue to make these payments and therefore has classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Under the terms of the Revolving Credit Facility, as of November 3, 2018, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of November 3, 2018, the Company had $18.7 million of outstanding indebtedness under the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $89.9 million of borrowing availability, letter of credit commitments of $9.8 million and $0.3 million of rent reserves.  The interest rate on the outstanding borrowings under the Term Loan Facility was 1.75% plus the 30-day Eurodollar Rate, or 4.05%.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 3, 2018 and October 28, 2017
(Unaudited)

As of November 3, 2018 and October 28, 2017, the amounts outstanding under the Term Loan Facility are net of unamortized original issue discount of $4,000 and $46,000 and deferred financing fees of $56,000 and $0.6 million in each respective period.

The Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and a total leverage test of no greater than 3.5 to 1.0. The Company was in compliance with all terms of the Credit Facilities during the thirteen and thirty-nine weeks ended November 3, 2018.

The provisions of the Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of November 3, 2018, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facilities, subject to certain exceptions.

(6)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen and thirty-nine weeks ended November 3, 2018 were 14.2% and 13.9%, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended October 28, 2017 were 18.2% and 25.6%, respectively. The effective tax rate was lower for the thirteen and thirty-nine weeks ended November 3, 2018 primarily as a result of the provisions of the 2017 Tax Cuts and Jobs Act, which, among other things, permanently lowered the federal corporate tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. In addition, the thirteen weeks ended November 3, 2018 and October 28, 2017 included a discrete tax benefit of $3.9 million and $4.7 million, respectively, due to the excess tax benefits related to stock-based compensation. The thirty-nine weeks ended November 3, 2018 and October 28, 2017 included a similar discrete tax benefit of $11.7 million and $9.8 million, respectively.

(7)	Commitments and Contingencies

The Company commenced 38 new store leases during the thirty-nine weeks ended November 3, 2018.  The fully executed leases have initial terms of approximately seven years with options to renew for three to five successive five-year periods.  The initial terms of these new store leases have future minimum lease payments totaling approximately $55.9 million.

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
November 3, 2018 and October 28, 2017
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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of November 3, 2018, there were 3,468,848 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for the thirty-nine weeks ended November 3, 2018:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at February 3, 2018	4,458,387	$11.65
Granted	276,276	58.90
Forfeited	(22,669)	41.72
Exercised	(774,054)	10.50
Outstanding at November 3, 2018	3,937,940	15.02	5.6
Exercisable at November 3, 2018	2,565,963	9.03	4.6

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 3, 2018 and October 28, 2017
(Unaudited)

The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended November 3, 2018 and October 28, 2017 was $18.77 and $10.60, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirty-nine weeks ended
	November 3, 2018	October 28, 2017
Risk-free interest rate	2.70%	2.20%
Expected dividend yield	—	—
Expected term (years)	6.25 years	6.25 years
Expected volatility	25.85%	28.33%

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over three or four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the thirty-nine weeks ended November 3, 2018 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 3, 2018	207,346	$26.15
Granted	63,442	58.86
Vested	(51,424)	26.06
Non-vested balance at November 3, 2018	219,364	35.63

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.9 million for each of the thirteen weeks ended November 3, 2018 and October 28, 2017 and $5.4 million and $5.9 million for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.

As of November 3, 2018 there was $14.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.6 years.  Compensation costs related to awards are recognized using the straight-line method.

(9)	Transactions with Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s made $1.0 million in rent payments to such related parties during each of the thirty-nine weeks ended November 3, 2018 and October 28, 2017.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 3, 2018 and October 28, 2017
(Unaudited)

(10)	Subsequent Events

On November 29, 2018, the Company acquired a 58-acre parcel of land in Lancaster, Texas for the construction of its third distribution center. Construction of the planned 615,000 square foot facility has commenced and the building is expected to be operational by the first quarter of fiscal 2020.  The Company anticipates investing a total of $45 million to $50 million in the project over the course of the construction period.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2018” refer to the 52-week period from February 4, 2018 to February 2, 2019. References to “2017” refer to the 53-week period from January 29, 2017 to February 3, 2018. The fiscal quarters or “third quarter” ended November 3, 2018 and October 28, 2017 refer to the 13 weeks from August 5, 2018 to November 3, 2018 and from July 30, 2017 to October 28, 2017, respectively.  Year-to-date periods ended November 3, 2018 and October 28, 2017 refer to the thirty-nine weeks from February 4, 2018 to November 3, 2018 and January 29, 2017 to October 28, 2017, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including recently enacted tax legislation, and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the failure to timely acquire and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; risks associated with the timely and effective deployment and protection of computer networks and other electronic systems; the risks associated with doing business with international manufacturers; changes in government regulations, procedures and requirements; and our ability to service our indebtedness and to comply with our financial covenants, together with the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report on Form 10-K. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Ollie’s undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Our Growth Strategy

Since 1982, when we were founded, we have grown organically by backfilling in existing marketplaces and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer.  Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 297 stores located in 23 states as of November 3, 2018.

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

We opened 31 stores, including the relocation of one store, during the thirty-nine weeks ended November 3, 2018.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are typically between five to seven years with options to renew for three or four successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers, as well as store closing costs.  For opening new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs.  Pre-opening expenses for new stores are expensed as they are incurred, which is typically within 30 to 45 days of opening a new store. For opening distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses and occupancy costs.  Store closing costs primarily consist of inventory write-offs, store payroll and rent.

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

We made voluntary prepayments under the Term Loan Facility totaling $25.0 million and $65.0 million during the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.  In connection with these prepayments, $0.1 million and $0.3 million of debt issuance cost and $7,000 and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.  In accordance with the terms of the Term Loan Facility, the prepayments were applied against the remaining scheduled installment payments of principal due under the Term Loan Facility in direct order of maturity.  As a result, we are no longer obligated to make the scheduled installment payments of principal; however, we currently intend to continue to make these payments and therefore have classified such payments as current portion of long-term debt in the condensed consolidated balance sheet.

Index
Store Openings

We opened 17 new stores, including one relocated store, and closed two stores in the thirteen weeks ended November 3, 2018.  In the thirteen weeks ended October 28, 2017 we opened 15 new stores. In connection with these store openings, relocations and closings, we incurred pre-opening expenses of $4.8 million and $3.2 million for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively. We opened 31 new stores, including one relocated store, and closed two stores in the thirty-nine weeks ended November 3, 2018.  In the thirty-nine weeks ended October 28, 2017 we opened 31 new stores, respectively.  In connection with these store openings, relocations and closings, we incurred pre-opening expenses of $8.5 million and $7.0 million for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.

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

We derived the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index
	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$283,606	$238,116	$847,443	$720,363
Cost of sales	168,184	140,127	506,521	429,213
Gross profit	115,422	97,989	340,922	291,150
Selling, general and administrative expenses	78,440	68,124	223,794	195,633
Depreciation and amortization expenses	2,914	2,503	8,531	7,150
Pre-opening expenses	4,779	3,152	8,460	7,005
Operating income	29,289	24,210	100,137	81,362
Interest expense, net	372	1,143	1,188	3,601
Loss on extinguishment of debt	-	-	100	397
Income before income taxes	28,917	23,067	98,849	77,364
Income tax expense	4,100	4,205	13,730	19,824
Net income	$24,817	$18,862	$85,119	$57,540
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.3	58.8	59.8	59.6
Gross profit	40.7	41.2	40.2	40.4
Selling, general and administrative expenses	27.7	28.6	26.4	27.2
Depreciation and amortization expenses	1.0	1.1	1.0	1.0
Pre-opening expenses	1.7	1.3	1.0	1.0
Operating income	10.3	10.2	11.8	11.3
Interest expense, net	0.1	0.5	0.1	0.5
Loss on extinguishment of debt	—	—	0.0	0.1
Income before income taxes	10.2	9.7	11.7	10.7
Income tax expense	1.4	1.8	1.6	2.8
Net income	8.8%	7.9%	10.0%	8.0%
Select operating data:
Number of new stores	17	15	31	31
Number of closed stores	(2)	—	(2)	—
Number of stores open at end of period	297	265	297	265
Average net sales per store (2)	$984	$923	$3,027	$2,917
Comparable stores sales change	4.6%	2.1%	3.6%	2.8%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open at the end of each week in each fiscal period.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	( dollars in thousands)
Net income	$24,817	$18,862	$85,119	$57,540
Interest expense, net	372	1,143	1,188	3,601
Loss on extinguishment of debt	-	-	100	397
Depreciation and amortization expenses (1)	3,568	3,123	10,458	8,961
Income tax expense	4,100	4,205	13,730	19,824
EBITDA	32,857	27,333	110,595	90,323
Non-cash stock-based compensation expense	1,882	1,893	5,392	5,932
Non-cash purchase accounting items (2)	-	(17)	(1)	(59)
Adjusted EBITDA	$34,739	$29,209	$115,986	$96,196

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.
(2)	Includes purchase accounting impact from unfavorable lease liabilities related to a prior acquisition.

Third Quarter 2018 Compared to Third Quarter 2017

Net Sales

Net sales increased to $283.6 million in the thirteen weeks ended November 3, 2018 from $238.1 million in the thirteen weeks ended October 28, 2017, an increase of $45.5 million, or 19.1%.  The increase was the result of a comparable store sales increase of $10.3 million, or 4.6%, and a non-comparable store sales increase of $35.2 million.  The increase in non-comparable store sales was driven by sales from stores that have not been open for a full 15 months.

Comparable store sales increased 4.6% for the thirteen weeks ended November 3, 2018 compared to a 2.1% increase for the thirteen weeks ended October 28, 2017.  The increase in comparable store sales for the thirteen weeks ended November 3, 2018 was driven by strong sales in our toys, housewares, electronics and floor coverings departments, partially offset by decreases in our furniture and food departments.

Cost of Sales

Cost of sales increased to $168.2 million in the thirteen weeks ended November 3, 2018 from $140.1 million in the thirteen weeks ended October 28, 2017, an increase of $28.1 million, or 20.0%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $115.4 million in the thirteen weeks ended November 3, 2018 from $98.0 million in the thirteen weeks ended October 28, 2017, an increase of $17.4 million, or 17.8%. Gross margin decreased to 40.7% in the thirteen weeks ended November 3, 2018 from 41.2% in the thirteen weeks ended October 28, 2017 due to increased supply chain costs as a percentage of net sales, partially offset by an increased merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $78.4 million in the thirteen weeks ended November 3, 2018 from $68.1 million in the thirteen weeks ended October 28, 2017, an increase of $10.3 million, or 15.1%. As a percentage of net sales, SG&A decreased 90 basis points to 27.7% in the thirteen weeks ended November 3, 2018 from 28.6% in the thirteen weeks ended October 28, 2017.  The dollar increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs and other store-related expenses.

Index
Pre-Opening Expenses

Pre-opening expenses increased to $4.8 million in the thirteen weeks ended November 3, 2018 from $3.2 million in the thirteen weeks ended October 28, 2017, an increase of $1.6 million. The increase in pre-opening expenses during the thirteen weeks ended November 3, 2018 was due to the timing and number of new store openings.

Interest Expense, Net

Net interest expense decreased to $0.4 million in the thirteen weeks ended November 3, 2018 from $1.1 million in the thirteen weeks ended October 28, 2017, a decrease of $0.8 million, or 67.5%.  The decrease was primarily due to prepayments on the Term Loan Facility that reduced our average outstanding loan balance and resulted in a lower interest expense for the thirteen weeks ended November 3, 2018.

Income Tax Expense

Income tax expense for the thirteen weeks ended November 3, 2018 was $4.1 million compared to $4.2 million for the thirteen weeks ended October 28, 2017, a decrease of $0.1 million, or 2.5%.  The decrease in income tax expense was the result of a lower effective tax rate due to the provisions of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), which, among other things, permanently lowered the federal corporate tax rate to 21% from the prior maximum rate of 35%.  In addition, the thirteen weeks ended November 3, 2018 and October 28, 2017 included a discrete tax benefit of $3.9 million and $4.7 million, respectively, due to excess tax benefits related to stock-based compensation.

Net Income

As a result of the foregoing, net income increased to $24.8 million in the thirteen weeks ended November 3, 2018 from $18.9 million in the thirteen weeks ended October 28, 2017, an increase of $6.0 million or 31.6%.

Adjusted EBITDA

Adjusted EBITDA increased to $34.7 million in the thirteen weeks ended November 3, 2018 from $29.2 million in the thirteen weeks ended October 28, 2017, an increase of $5.5 million, or 18.9%.  Factors contributing to this growth included increased gross profit due to the higher sales volume and a 90-basis-point reduction of SG&A as a percentage of net sales.

Thirty-Nine Weeks 2018 Compared to Thirty-Nine Weeks 2017

Net Sales

Net sales increased to $847.4 million in the thirty-nine weeks ended November 3, 2018 from $720.4 million in the thirty-nine weeks ended October 28, 2017, an increase of $127.1 million, or 17.6%.  The increase was the result of a comparable store sales increase of $24.9 million, or 3.6%, and a non-comparable store sales increase of $102.2 million.  The increase in non-comparable store sales was driven by sales from stores that have not been open for a full 15 months.

Comparable store sales increased 3.6% for the thirty-nine weeks ended November 3, 2018 compared to a 2.8% increase for the thirty-nine weeks ended October 28, 2017.  The increase in comparable store sales for the thirty-nine weeks ended November 3, 2018 was driven by strong sales in our housewares, toys, automotive and floor coverings departments, partially offset by decreases in our books and hardware departments.

Cost of Sales

Cost of sales increased to $506.5 million in the thirty-nine weeks ended November 3, 2018 from $429.2 million in the thirty-nine weeks ended October 28, 2017, an increase of $77.3 million, or 18.0%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $340.9 million in the thirty-nine weeks ended November 3, 2018 from $291.2 million in the thirty-nine weeks ended October 28, 2017, an increase of $49.8 million, or 17.1%. Gross margin decreased to 40.2% in the thirty-nine weeks ended November 3, 2018 from 40.4% in the thirty-nine weeks ended October 28, 2017 due to increased supply chain costs as a percentage of net sales, partially offset by an increased merchandise margin.

Index
Selling, General and Administrative Expenses

SG&A increased to $223.8 million in the thirty-nine weeks ended November 3, 2018 from $195.6 million in the thirty-nine weeks ended October 28, 2017, an increase of $28.2 million, or 14.4%. As a percentage of net sales, SG&A decreased 80 basis points to 26.4% in the thirty-nine weeks ended November 3, 2018 from 27.2% in the thirty-nine weeks ended October 28, 2017.  The dollar increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs and other store-related expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $8.5 million in the thirty-nine weeks ended November 3, 2018 from $7.0 million in the thirty-nine weeks ended October 28, 2017, an increase of $1.5 million. The increase in pre-opening expenses during the thirty-nine weeks ended November 3, 2018 was due to the timing of new store openings.

Interest Expense, Net

Net interest expense decreased to $1.2 million in the thirty-nine weeks ended November 3, 2018 from $3.6 million in the thirty-nine weeks ended October 28, 2017, a reduction of $2.4 million, or 67.0%.  The decrease was primarily due to prepayments on the Term Loan Facility that reduced our average outstanding loan balance and resulted in a lower interest expense for the thirty-nine weeks ended November 3, 2018.

Income Tax Expense

Income tax expense in the thirty-nine weeks ended November 3, 2018 was $13.7 million compared to $19.8 million in the thirty-nine weeks ended October 28, 2017, a decrease of $6.1 million, or 30.7%.  The decrease in income tax expense was the result of a lower effective tax rate due to the provisions of the 2017 Tax Act, which, among other things, permanently lowered the federal corporate tax rate to 21% from the prior maximum rate of 35%.  In addition, the thirty-nine weeks ended November 3, 2018 and October 28, 2017 included a discrete tax benefit of $11.7 million and $9.8 million, respectively, due to excess tax benefits related to stock-based compensation.

Net Income

As a result of the foregoing, net income increased to $85.1 million in the thirty-nine weeks ended November 3, 2018 from $57.5 million in the thirty-nine weeks ended October 28, 2017, an increase of $27.6 million or 47.9%.

Adjusted EBITDA

Adjusted EBITDA increased to $116.0 million in the thirty-nine weeks ended November 3, 2018 from $96.2 million in the thirty-nine weeks ended October 28, 2017, an increase of $19.8 million, or 20.6%.  Factors contributing to this growth included increased gross profit due to the higher sales volume and an 80-basis-point reduction of SG&A as a percentage of net sales.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of November 3, 2018, we had $89.9 million of available borrowings under our Revolving Credit Facility, $0.7 million of cash and cash equivalents on hand, and $18.8 million of outstanding borrowings under our Term Loan Facility.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $52.5 million and $62.7 million for capital expenditures during the thirteen and thirty-nine weeks ended November 3, 2018, respectively.  Included in capital expenditures in the thirteen and thirty-nine weeks ended November 3, 2018, is approximately $42.0 million for the acquisition of 12 former Toys “R” Us locations.  We spent $6.5 and $15.2 million for capital expenditures for the thirteen and thirty-nine weeks ended October 28, 2017, respectively. We expect to fund capital expenditures from net cash provided by operating activities. We opened 31 stores, including the relocation of one store, during the thirty-nine weeks ended November 3, 2018 and expect to open 37 stores, including the relocation of one store, in 2018. We also expect to invest in our distribution centers, store resets and general corporate capital expenditures, including information technology, in 2018.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-nine weeks ended
	November 3, 2018	October 28, 2017
	(in thousands)
Net cash provided by operating activities	$46,910	$20,384
Net cash used in investing activities	(62,650)	(15,119)
Net cash used in financing activities	(22,758)	(61,784)
Net decrease in cash and cash equivalents	$(38,498)	$(56,519)

Cash Provided by Operating Activities

Net cash provided by operating activities was $46.9 million for the thirty-nine weeks ended November 3, 2018 compared to net cash provided operating activities of $20.4 million for the thirty-nine weeks ended October 28, 2017.  The increase in net cash provided by operating activities for the thirty-nine weeks ended November 3, 2018 was primarily due to increases in net income due to new store openings and increased profitability at existing stores.

Cash Used in Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended November 3, 2018 and October 28, 2017 was $62.7 million and $15.1 million, respectively.  The increase in cash used in investing activities primarily relates to the August 2018 purchase of 12 former Toys R Us store sites.

Cash Used in Financing Activities

Net cash used in financing activities was $22.8 million and $61.8 million for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively. The decrease in cash outflows for the thirty-nine weeks ended November 3, 2018 was primarily related to the $40.0 million reduction in voluntary term loan prepayments in the thirty-nine weeks ended November 3, 2018 compared to the thirty-nine weeks ended October 28, 2017.

Index
Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than those which occur in the ordinary course of business.

During the thirty-nine weeks ended November 3, 2018, 38 new store leases commenced.  The fully executed leases have initial terms of approximately seven years with options to renew for three to five successive five-year periods and have future minimum lease payments that total approximately $55.9 million.

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

Under the retail inventory method, which is widely used in the retail industry, inventory is segregated into departments of merchandise having similar characteristics.  The valuation of inventories and the resulting gross margin is derived by applying a calculated cost-to-retail ratio to the retail value of inventories, for each department.

Inherent in the retail inventory method are certain management judgments and estimates including, among others, merchandise markups, the amount and timing of permanent markdowns, and shrinkage, which may significantly impact both the ending inventory valuation and gross margin. Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise and customer preferences.  A significant increase in the demand for merchandise could result in a short-term increase in inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand.  If our inventory is determined to be overvalued in the future, we would be required to recognize such costs in costs of goods sold and reduce operating income at the time of such determination.  Therefore, although every effort is made to ensure the accuracy of forecasts of merchandise demand, any significant unanticipated changes in demand or in economic conditions within our markets could have a significant impact on the value of our inventory and reported operating results.  Similarly, if higher than anticipated levels of shrinkage were to occur, it could have a material effect on our results of operations.

Goodwill/Intangible Assets

We amortize intangible assets over their useful lives unless we determine such lives to be indefinite. Goodwill and intangible assets having indefinite useful lives are not amortized to earnings, but instead are subject to annual impairment testing or more frequently if events or circumstances indicate that the value of goodwill or intangible assets having indefinite useful lives might be impaired.

Index
Goodwill and intangible assets having indefinite useful lives are tested for impairment annually in the fiscal month of October.  We have the option to evaluate qualitative factors to determine if it is more likely than not that the  carrying amount of our sole reporting unit or our nonamortizing intangible assets (consisting of a tradename) exceed their implied respective fair value and whether it is necessary to perform a quantitative analysis to determine impairment. As part of this qualitative assessment, we weigh the relative impact of factors that are specific to our sole reporting unit or our nonamortizing intangible assets as well as industry, regulatory and macroeconomic factors that could affect the inputs used to determine the fair value of the assets.

If management determines a quantitative goodwill impairment test is required, or it elects to perform a quantitative test, the test is performed by determining the fair value of our sole reporting unit. Fair value is determined based upon our public market capitalization. The quantitative test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after the allocation is the implied fair value of the reporting unit’s goodwill.

For 2018, we completed a quantitative step-one impairment test of our goodwill and determined that no impairment of goodwill existed.

If management determines a quantitative analysis of intangible assets having indefinite useful lives is required, the test is performed using the discounted cash flow method based on management’s projection of future revenues and an estimated royalty rate to determine the fair value of the asset, specifically, our tradename. An impairment loss is recognized for any excess of the carrying amount of the asset over the implied fair value of that asset.

For 2018, we completed a qualitative impairment test of our tradename and determined that no impairment of the asset existed.

Intangible assets with determinable useful lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Our policy is to conduct impairment testing based on our most current business plans, which reflect anticipated changes in the economy and the retail industry. Should significant changes in our overall business strategy, future results or economic events cause us to adjust our projected cash flows, future estimates of fair value may not support the carrying amount of these assets. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to an impairment charge.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1(f) to the condensed consolidated financial statements.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of November 3, 2018, we had no outstanding borrowings under our Revolving Credit Facility and $18.8 million of outstanding indebtedness under the Term Loan Facility. The impact of a 1.0% rate change on the outstanding balance of the Term Loan Facility as of November 3, 2018 would be approximately $0.2 million.

As of November 3, 2018, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K filed with the SEC on April 4, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended November 3, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 7, 2018	/s/ Jay Stasz

Jay Stasz
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)