Form 10-K
period 2019-02-02
Ollie's Bargain Outlet Holdings, Inc.
filed 2019-03-29
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.7 billion as of August 3, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of the federal securities laws.

The number of issued and outstanding shares of the registrant’s common stock, $.001 par value, as of March 27, 2019 was 63,192,389.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of the 2018 fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including tax legislation, and the following:

•	our failure to adequately procure and manage our inventory or anticipate consumer demand;
•	changes in consumer confidence and spending;
•	risks associated with intense competition;
•	our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all;
•	our failure to hire and retain key personnel and other qualified personnel;
•	our inability to obtain favorable lease terms for our properties;
•	the failure to timely acquire, develop, and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers;
•	fluctuations in comparable store sales and results of operations, including on a quarterly basis;
•	risks associated with our lack of operations in the growing online retail marketplace;
•	risks associated with litigation and the outcomes thereof;
•	our inability to successfully implement our marketing, advertising and promotional efforts;
•	the seasonal nature of our business;
•	risks associated with the timely and effective deployment and protection of computer networks and other electronic systems;
•	the risks associated with doing business with international manufacturers;
•	changes in government regulations, procedures and requirements; and
•	our ability to service indebtedness and to comply with our financial covenants.

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

Ollie’s Bargain Outlet Holdings, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year. References to “2018,” “2017,” and “2016” represent the 2018 fiscal year ended February 2, 2019, the 2017 fiscal year ended February 3, 2018 and the 2016 fiscal year ended January 28, 2017, respectively. 2018 consisted of a 52-week period, 2017 consisted of a 53-week period, and 2016 consisted of a 52-week period. References to “2019” refer to the fiscal year ending February 1, 2020, which consists of a 52-week period.

In this report, the terms “Ollie’s,” the “Company,” “we,” “us” or “our” mean Ollie’s Bargain Outlet Holdings, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.

PART I

Item 1.	Business.

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

Mark Butler, our Chairman, President and Chief Executive Officer, co-founded Ollie’s in 1982, based on the idea that “everyone in America loves a bargain.” Since opening our first store in Mechanicsburg, PA, we have expanded throughout the eastern half of the United States. From the time Mr. Butler assumed his current position as President and Chief Executive Officer in 2003, we have grown from operating 28 stores in three states to 303 stores in 23 states as of February 2, 2019. Our no-frills, “semi-lovely” warehouse style stores average approximately 32,500 square feet and generate consistently strong financial returns across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We believe there is opportunity for more than 950 Ollie’s locations across the United States based on internal estimates and third party research conducted by Jeff Green Partners, a retail real estate feasibility consultant that provides market analysis and strategic planning and consulting services.

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

Our business model has produced consistently strong growth and financial performance. From 2014 through 2018 (except as noted):

•	Our store base expanded from 176 stores to 303 stores, a compound annual growth rate, or CAGR, of 14.5% and we entered seven new states;
•	Comparable store sales grew at an average rate of 4.1% per year;
•	Net sales increased from $638.0 million to $1.241 billion, a CAGR of 18.1%; and
•	Net income increased from $26.9 million to $135.0 million.

Our competitive strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth:

“Good Stuff Cheap”—Ever changing product assortment at drastically reduced prices.   Our stores offer something for everyone across a diverse range of merchandise categories at prices up to 70% below department and fancy stores and up to 20-50% below mass market retailers. Our product assortment frequently changes based on the wide variety of deals available from the hundreds of brand name suppliers we have relationships with. We augment these opportunistic deals on brand name merchandise with directly-sourced unbranded products or those under our own private label brands such as Sarasota Breeze, Steelton Tools, American Way and Commonwealth Classics and exclusively licensed recognizable brands and celebrity names such as Magnavox, Marcus Samuelsson Signature Cookware, Josh Capon, Country Living, Popular Mechanics and Wells Lamont. Brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our 2018 merchandise purchases. Our treasure hunt shopping environment and slogan “when it’s gone, it’s gone” help to instill a “shop now” sense of urgency that encourages frequent customer visits.

Highly experienced and disciplined merchant team.   Our 16-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by five senior merchants, including Mark Butler, and has over 100 combined years of experience at Ollie’s. We have been doing business with our top 15 suppliers for an average of 13 years, and no supplier accounted for more than 5% of our purchases during 2018. Our well-established relationships with our suppliers, together with our scale, buying power, financial credibility and responsiveness, often makes Ollie’s the first call for available deals. Our direct relationships with our suppliers have increased as we have grown and we continuously strive to broaden our supplier network. These factors provide us with increased access to goods, which enables us to be more selective in our deal-making and, we believe, helps us provide compelling value and assortment of goods to our customers and fuels our continued profitable growth.

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

Extremely loyal “Ollie’s Army” customer base.   Our best customers are members of our Ollie’s Army customer loyalty program, which stands at 9.0 million members as of February 2, 2019. For 2018, approximately 70% of our sales were from Ollie’s Army members, and we grew our base of loyal members by 8.7% in 2018. Ollie’s Army members spend approximately 40% more per shopping trip at Ollie’s than non-members. We identify our target customer as “anyone between the ages of 25-70 with a wallet or a purse” seeking a great bargain.

Strong and consistent store model built for growth.   We employ a proven new store model that generates strong cash flow, consistent financial results and attractive returns on investment regardless of the economic environment. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. New stores opened from 2013 to 2017 have generated an average of $4.2 million in net sales in their first 12 months of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, strategically-located distribution centers and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Highly experienced and passionate founder-led management team.   Our leadership team, directed by our co-founder, Chairman, President and Chief Executive Officer, Mark Butler, has guided our organization through its expansion and positioned us for continued growth. Mark Butler has assembled a talented and dedicated team of executives with an average of 26 years of retail experience, including an average of 12 years of experience at Ollie’s. Our senior executives possess extensive experience across a broad range of disciplines, including merchandising, marketing, real estate, finance, store operations, supply chain management and information technology. We believe by encouraging equity ownership and fostering a strong team culture, we have aligned the interests of our executives with those of our stockholders. We believe these factors result in a cohesive team focused on sustainable long-term growth.

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

Leverage and expand Ollie’s Army.   We intend to recruit new Ollie’s Army members and increase their frequency of store visits and spending by enhancing our distinctive, fun and recognizable marketing programs, building brand awareness, further rewarding member loyalty and utilizing more sophisticated data-driven targeted marketing. We believe these strategies, coupled with a larger store base, will enable us to increase the amount of sales driven by loyal Ollie’s Army customers seeking the next great deal.

Segments

We operate in one reporting segment. See Note 13, “Segment Reporting,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our merchandise

Strategy

We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. Our ever changing assortment of “Good Stuff Cheap” includes brand name and closeout merchandise from leading manufacturers. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer. Brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our 2018 merchandise purchases. We believe our compelling value proposition and the unique nature of our merchandise offerings have fostered our customer appeal across a variety of demographics and socioeconomic profiles.

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

The following chart shows the breakdown of our 2018 net sales by merchandise category:

Housewares
15.1%
Food
11.0%
Bed and bath,
10.1%
Books and
stationery 9.4%
Floor coverings,
7.8%
Electronics
6.8%
Toys
6.8%
Health and
beauty aids
5.6%
Other 27.4%

Product categories

We maintain consistent average margins across our primary product categories described below.

Brand name and closeout merchandise (approximately 70% of merchandise purchases in 2018)

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

Non-closeout goods/private label (approximately 30% of merchandise purchases in 2018)

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

We source from over 1,100 suppliers, and no supplier accounted for more than 5% of our purchases during 2018. Our dedication to building strong relationships with suppliers is evidenced by a 13-year average relationship with our top 15 suppliers. As we continue to grow, we believe our increased scale will provide us with even greater access to brand name products since many major manufacturers seek a single buyer to acquire the entire deal.

Distribution and logistics

We have made significant investments in our distribution network and personnel to support our store growth plan. Currently, we distribute over 95% of our merchandise from our distribution centers in York, PA (603,000 square feet) and Commerce, GA (962,280 square feet).

In 2018, we acquired a 58-acre parcel of land in Lancaster, TX for the construction of our third distribution center. Construction of the planned 615,000 square foot facility has commenced and the distribution center is expected to be operational by the first quarter of 2020. In order to minimize the amount of time our retail stores devote to inventory management, our merchandise is seeded with price tickets and labeled with a bar code for shipping.

Our stores generally receive shipments from our distribution centers two to three times a week, depending on the season and specific store size and sales volume. We utilize independent third party freight carriers and, on average, load and ship between 85 and 95 trucks per day.

We believe our distribution capabilities, once our Lancaster, TX facility is fully operational, can support a range of 500 to 600 stores over the next several years.

Our stores

As of February 2, 2019, we operated 303 stores, averaging approximately 32,500 square feet, across 23 contiguous states in the eastern half of the United States. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We have successfully opened stores in seven new states since 2014, highlighting the portability of our new store model. The following map shows the number of stores in each of the states in which we operated as of February 2, 2019:

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

We believe the store layout and merchandising strategy help to encourage a “shop now” sense of urgency and increase frequency of customer visits as customers never know what they might come across in our stores. We make it easy for our customers to browse our stores by displaying our frequently changing assortment of products on rolling tables, pallets and other display fixtures. Our store team leaders are responsible for maintaining our treasure hunt shopping experience, keeping the stores clean and well-lit and ensuring our customers are engaged. We believe our humorous brand image, compelling values and welcoming stores resonate with our customers and define Ollie’s as a unique and comfortable destination shopping location.

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

We maintain a pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	2018	2017	2016
Stores open at beginning of period	268	234	203
Stores opened	37	34	31
Stores closed	(2)	—	—
Stores open at end of period	303	268	234

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

Our strong unit growth is supported by our predictable and compelling new store model. We target a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. With our relatively low investment costs and strong new store opening performance, we target new store sales of approximately $3.9 million. New stores opened from 2013 to 2017 have generated an average of $4.2 million in net sales in their first full year of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, corporate infrastructure, including our distribution centers, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Store-level management and training

Our Senior Vice President of Store Operations oversees all store activities. Our stores are grouped into three regions, divided generally along geographic lines. We employ three regional directors, who have responsibility for the day-to-day operations of the stores in their region. Reporting to the regional directors are 30 district team leaders who each manage a group of stores in their markets. At the store level, the leadership team consists of a store team leader (manager), co-team leader (first level assistant manager) and assistant team leader (second level assistant manager). Supervisors oversee specific areas within each store.

Each store team leader is responsible for the daily operations of the store, including the processing of merchandise to the sales floor and the presentation of goods throughout the store. Store team leaders are trained to maintain a clean and appealing store environment for our customers. Store team leaders and co-team leaders are also responsible for the hiring, training and development of associates. While each store’s sales volume is reviewed to determine the optimal store-level staffing requirements, our stores typically employ 17 to 30 associates. Part-time associates generally comprise approximately 60% of the associates in a typical store, with approximately 40% being full-time associates.

We work tirelessly to hire talented people, to improve our ability to assess talent during the interview process and to regularly train those individuals at Ollie’s who are responsible for interviewing candidates. We also devote substantial resources to training our new managers through our Team Leader Training Program. This program operates at 25 designated training stores located across our footprint. It provides an in-depth review of our operations, including merchandising, policies and procedures, asset protection and safety, and human resources. Part-time associates receive structured training as part of their onboarding throughout their first five scheduled shifts.

Our Ollie’s Leadership Institute (“OLI”) is a program that is used to equip associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare him or her for his or her next level position. Our strong growth provides opportunities for advancement and OLI is focused on preparing eligible candidates for these positions. OLI is our preferred source for new supervisors and team leaders as “home grown” talent has proven to be successful. Since the program was implemented in 2009, our internal promotion rate has increased from approximately 18% to approximately 55% in 2018. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.

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

We tailor our marketing mix and strategy for each market, deal or promotion. We primarily use the following forms of marketing and advertising:

•	Print and direct mail: During 2018, we distributed over 500 million highly recognizable flyers. Our flyers are distributed 22 times per year and serve as the foundation of our marketing strategy. They highlight current deals to create shopping urgency and drive traffic and increase frequency of store visits;
•	Television and radio: We selectively utilize creative television and radio advertising campaigns in targeted markets at certain times of the year, particularly during the holiday sales season, to create brand awareness and support new store openings;
•	Sports marketing, charity and community events: We sponsor professional and amateur athletics including Major League Baseball, NASCAR, National Basketball Association, NCAA basketball and football, as well as various local athletic programs. Additionally, we are dedicated to maintaining a visible presence in the communities in which our stores are located through the sponsorship of charitable organizations such as Cal Ripken, Sr. Foundation and the Kevin Harvick Foundation. We believe these sponsorships promote our brand, underscore our values and build a sense of community; and
•	Digital marketing and social media: We maintain an active web presence and promote our brand through our website, our mobile app and social media outlets. We also utilize targeted weekly email marketing to highlight our latest brand name offerings and drive traffic to our stores.

Ollie’s Army

Our customer loyalty program, Ollie’s Army, stands at 9.0 million members as of February 2, 2019, an increase of 8.7% from 2017. In 2018, Ollie’s Army members accounted for approximately 70% of net sales and spent approximately 40% more per shopping trip, on average, than non-members. Consistent with our marketing strategy, we engage new and existing Ollie’s Army members through the use of witty phrases and signage; examples include “Enlist in Ollie’s Army today,” “become one of the few, the cheap, the proud” and “Ollie’s Army Boot Camp…all enlistees will receive 15% off their next purchase.” In addition, for every $250 Ollie’s Army members spend, they receive a coupon for 10% off their next entire purchase. In 2018 we introduced Ollie’s Army ranks to the program. For the first $250 and $500 members spend in a calendar year, they receive a coupon for 20% and 30% off of one item, respectively. Historically, Ollie’s Army members have demonstrated double-digit redemption rates for promotional activities exclusive to Ollie’s Army members, such as our Valentine’s, Boot Camp and 15% off holiday mailers, as well as Ollie’s Army Night, an annual one-day after-hours sale in December exclusively for Ollie’s Army members. We expect to continue leveraging the data gathered from our proprietary database of Ollie’s Army members to better segment and target our marketing initiatives and increase shopping frequency.

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

Trademarks and other intellectual property

We own multiple state and federally registered trademarks related to our brand, including “Ollie’s,” “Ollie’s Bargain Outlet,” “Good Stuff Cheap,” “Ollie’s Army,” “Real Brands Real Cheap!” and “Real Brands! Real Bargains!,” among others. In addition, we maintain a federal trademark for the image of Ollie, the face of our company. We also own registered trademarks for many of our private labels such as “Sarasota Breeze,” “Steelton Tools,” “American Way” and “Commonwealth Classics,” among others. We routinely prosecute trademarks where appropriate, both for private label goods and to further identify our services. We enter into trademark license agreements where necessary, which may include our private label offerings, such as the Magnavox products and Marcus Samuelsson Signature Cookware available in our stores. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.ollies.us, www.olliesbargainoutlet.com, www.olliesarmy.com, www.ollies.cheap, www.sarasotabreeze.com and www.olliesmail.com, and unregistered copyrights in our website content. We attempt to obtain registration of our trademarks as practical and pursue infringement of those marks when appropriate.

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

Government regulation

We are subject to labor and employment laws, including minimum wage requirements and wage and hour laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers and/or govern product standards, the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

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

Employees

As of February 2, 2019, we employed more than 7,700 associates, approximately 3,400 of whom were full-time and approximately 4,300 of whom were part-time. Of our total associate base, approximately 160 were based at our store support center in Harrisburg, PA. Our distribution centers employ approximately 530 associates. The remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. In 2018, we employed approximately 3,000 additional seasonal associates during our peak holiday sales season. We have a long history of maintaining a culture that embraces our associates. We take pride in providing a great work environment and strong growth opportunities for our associates. None of our associates belong to a union or are party to any collective bargaining or similar agreement.

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

A number of our competitors also have greater financial and operational resources, greater brand recognition, longer operating histories and broader geographic presences than us. We remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these or other competitors could attract our customer base, including, but not limited to, the members of Ollie’s Army.

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

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions. We opened 37 and 34 new stores in 2018 and 2017, respectively, as we continue to backfill in existing markets and expand into contiguous geographies. Our ability to timely open new stores depends in part on several factors, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate and enter into leases with acceptable terms; our ability to obtain permits and licenses; our ability to hire and train new personnel, especially store managers, in a cost effective manner; our ability to adapt and grow our distribution and other operational and management systems to a changing network of stores; the availability of capital funding for expansion; our ability to respond to demographic shifts in areas where our stores are located and general economic conditions.

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

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, our merchant team and other key personnel. The unexpected loss of services of any of our executive officers, particularly Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, or senior members of our merchant team could materially adversely affect our business and operations. Competition for skilled and experienced management in the retail industry is intense, and our future success will also depend on our ability to attract and retain qualified personnel, including our merchant team, which is responsible for purchasing and negotiating the terms of our merchandise. Failure to attract and retain new qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Our new store growth is dependent on our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.

We maintain distribution centers in York, PA and Commerce, GA and are building a third in Lancaster, TX to support our existing stores and our growth objectives. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. Delays in opening our Lancaster, TX distribution center or any future new distribution centers could adversely affect our future operations by slowing store growth, which could, in turn, reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses and unanticipated cost increases. The completion date and ultimate cost of future projects, including our Lancaster, TX distribution center, could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

The failure to timely acquire, develop, and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers could materially adversely affect our business and operations.

With few exceptions, inventory is shipped directly from suppliers to our distribution centers in York, PA, and Commerce, GA, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. Increases in transportation costs (including increases in fuel costs), supplier-side delays, reductions in the capacity of carriers, changes in shipping companies, labor strikes or shortages in the transportation industry and unexpected delivery interruptions also have the potential to derail our orderly distribution process. We also may not anticipate changing demands on our distribution system or timely develop and open any necessary additional facilities. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption insurance, in the event our distribution centers are shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. In addition, our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains. Any repeated, intermittent, or long-term disruption in the operations of our distribution centers would hinder our ability to provide merchandise to our stores and could have a material adverse effect on our business, financial condition and results of operations.

Factors such as inflation, cost increases and energy prices could have a material adverse effect on our business, financial condition and results of operations.

Future increases in costs, such as the cost of merchandise, shipping rates, freight costs and store occupancy costs, may reduce our profitability, given our pricing model. These cost increases may be the result of inflationary pressures, geopolitical factors or public policies, which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, wage rates and lease and utility costs, may increase our cost of goods sold or selling, general and administrative expenses. Our low price model and competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and, therefore, reduce our profitability and have a material adverse effect on our business, financial condition and results of operations.

If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

Our inventory balance represented 61.5% of our total assets exclusive of goodwill, trade name and other intangible assets, net, as of February 2, 2019. Efficient inventory management is a key component of our profitability and ability to generate revenue. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods adversely impact our results of operations. If our buying decisions do not accurately correspond to customer preferences, if we inappropriately price products or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of any excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We continue to focus on ways to reduce these risks, but we cannot ensure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

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

We focus on providing our customers with a memorable and engaging shopping experience. To grow our operations and meet the needs and expectations of our customers, we must attract, train and retain a large number of highly qualified store management personnel and sales associates, while controlling labor costs. Our ability to control labor costs is subject to numerous external factors, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, governmental bodies such as the Equal Employment Opportunity Commission and the National Labor Relations Board, prevailing wage rates and wage and hour laws, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act, health insurance costs and our ability to maintain good relations with our associates. We compete with other retail businesses for many of our store management personnel and sales associates in hourly and part-time positions. These positions have had historically high turnover rates, which can lead to increased training and retention costs. We also rely on associates in our distribution centers to ensure the efficient processing and delivery of products from our suppliers to our stores. If we are unable to attract and retain quality associates, and other management personnel, it could have a material adverse effect on our business, financial condition and results of operations.

Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.

We lease the majority of our store locations, our corporate headquarters and our distribution facilities in York, PA and Commerce, GA. Our stores are leased from third parties, with typical initial lease terms of approximately seven years with options to renew for three to five successive five-year periods. We believe that we have been able to negotiate favorable rental rates over the last few years due in large part to the general state of the economy, the increased availability of vacant big box retail sites and our careful identification of favorable lease opportunities. While we will continue to seek out advantageous lease opportunities, there is no guarantee that we will continue to be able to find low-cost second generation sites or obtain favorable lease terms. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

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

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements and sports marketing, we primarily advertise our in-store offerings through printed flyers. In 2018, approximately 70% of our advertising spend was for the printing and distribution of flyers. If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase merchandise directly from suppliers outside of the United States. In 2018, substantially all of our private label inventory purchases were direct imports. Our direct imports represented approximately 20% at cost of our total merchandise purchases in 2018. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including possible changes to U.S. trade policy, increased shipping costs, the timing of shipments, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our business, financial condition and results of operations.

We routinely incur significant costs in complying with federal, state and local laws and regulations. The complexity of the regulatory environment in which we operate and the related cost of compliance are increasing due to expanding and additional legal and regulatory requirements and increased enforcement efforts. New laws or regulations, including those dealing with healthcare reform, product safety, consumer credit, privacy and information security and labor and employment, among others, or changes in existing laws and regulations, particularly those governing the sale of products and food safety and quality (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, other changes in workplace regulation, and compliance with laws regarding public access to our stores, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and could have a material adverse effect on our business, financial condition and results of operations.

Data protection requirements increase our operating costs and a breach in information privacy or other related risks could negatively impact our operations.

We have access to, collect or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. The protection of our customer, associate, supplier and company data is critical to us. In recent years, there has been increasing regulation, enforcement and litigation activity in the area of privacy, data protection and information security in the United States and in various other countries, with the frequent imposition of new and changing requirements across the many states in which we conduct our business. For example, the European Union’s General Data Protection Regulation (“GDPR”), which went into effect on May 25, 2018, expands the scope of EU data protection law to all foreign companies processing personal data of EU residents and imposes a strict data protection compliance regime with significant monetary penalties. The state of California recently passed the California Consumer Privacy Act of 2018 (“CCPA”), which will go into effect on January 1, 2020. The CCPA is expected to impose additional data protection obligations on companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches. Complying with the GDPR, the CCPA and similar emerging and changing privacy, data protection and information security requirements may cause us to incur substantial costs or compliance risks due to, among other things, system changes and the development of new processes and business initiatives. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring and customer attrition.

In addition, our customers have a high expectation that we will adequately protect their personal information from cyber-attack or other security breaches. We have procedures in place to evaluate the integrity of our systems, and to safeguard such data and information. However, we may be unable to effectively anticipate attacks to or breaches of our security systems or implement adequate preventative measures. A breach of customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our customer and suppler relationships and our reputation, and result in lost sales, fines and/or lawsuits, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

As of the end of 2018, we are compliant with the Payment Card Industry Data Security Standard (the “PCI Standard”) issued by the Payment Card Industry Security Standards Council. However, there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. We expect to incur additional expenses, and the time and effort of our information technology staff, to maintain PCI compliance. Even though we are compliant with such standards, we still may not be able to prevent or timely detect security breaches.

An increasingly significant portion of our sales depends on the continuing operation of our information technology and communications systems, including, but not limited to, our point-of-sale system and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from computer viruses, ransomware attacks, loss of data, unauthorized data breaches, usage errors by our associates or our contractors or other attempts to harm our systems, including cyber-security attacks or other breaches of cardholder data, earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of intentional sabotage, unauthorized access, natural disaster, or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services, non-compliance with certain regulations, substantial remediation costs, and liability for lost or stolen information, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the PCI Standard, which contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are in compliance with the PCI Standard as of the end of 2018, and compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to the risk of litigation by customers, current and former associates, suppliers, stockholders, intellectual property rights holders, government agencies and others through private actions, class actions, collective actions, administrative proceedings, regulatory actions, or other litigation. From time to time, such lawsuits are filed against us and the outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend any such lawsuits may be significant and may negatively affect our operating results if changes to our business operations are required. There may also be negative publicity associated with litigation that could decrease customer acceptance of merchandise offerings, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability. If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during these periods. Natural disasters, including tornadoes, hurricanes, floods and earthquakes, may damage our stores or other operations, which may materially adversely affect our consolidated financial results. To the extent these events also impact one or more of our key suppliers or result in the closure of our centralized distribution centers or our corporate headquarters, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. This could have a sustained material adverse effect on our business, financial condition and results of operations.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, wage and hour and certain other employment-related claims, public accommodation claims, class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. Although we continue to maintain property insurance for catastrophic events at our store support center, distribution centers and stores, we are not self-insured for other property losses. In addition, because of ongoing changes in healthcare law, among other things, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical claims. While we have coverage for some cyber-related incidents, the nature and scope of any potential attack or breach may result in substantial costs that would exceed the scope of coverage or limits of coverage. If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition and results of operations.

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

As of February 2, 2019, we had no outstanding borrowings on the senior secured term loan facility (the “Term Loan Facility”) and no outstanding borrowings under the revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”), with $98.9 million of borrowing availability. We may, from time to time, incur additional indebtedness.

The agreements governing our Credit Facilities place certain conditions on us, including that they:

•	increase our vulnerability to adverse general economic or industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•	make us more vulnerable to increases in interest rates, as borrowings under our Credit Facilities are at variable rates;
•	limit our ability to obtain additional financing in the future for working capital or other purposes;
•	require us to utilize our cash flow from operations to make payments on indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes; and
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.

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

Under certain circumstances, our Credit Facilities require us to comply with certain financial covenants regarding our fixed charge coverage ratio and total leverage ratio. Changes with respect to the total leverage ratio may increase our interest rate and failure to comply with each covenant could result in a default and an acceleration of our obligations under the Credit Facilities, which could have a material adverse effect on our liquidity and our business, financial condition and results of operations. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

We may be unable to generate sufficient cash flow to satisfy debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business, financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of future debt agreements, including our Credit Facilities, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. If we are unable to refinance indebtedness on commercially reasonable terms or at all or to effect any other action relating to indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.

If our estimates or judgments relating to our significant accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

As of February 2, 2019, Mark Butler, our co-founder, Chairman, President and Chief Executive Officer, beneficially owns 13.6% of our outstanding common stock. Accordingly, Mr. Butler is able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Our principal stockholder’s interests might not always coincide with our interests or the interests of our other stockholders.

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

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or grant of stock options or restricted stock units in the future may cause the market price of our common stock to decrease significantly. As of February 2, 2019, we have an aggregate of 3,966,622 shares of common stock issuable upon exercise of outstanding options and the vesting of restricted stock units under the 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2012 Equity Incentive Plan, the “Equity Plans”) (2,387,429 of which are fully vested).

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease the majority of our retail stores, often in second generation sites ranging in size from 22,000 to 50,000 square feet. Our corporate headquarters, located in Harrisburg, PA, is 28,128 square feet and is leased under an agreement that expires in February 2033, with options to renew for three successive five-year periods. Our corporate data center and additional office space is 14,107 square feet and is under an agreement that expires July 31, 2020, with an option to purchase or an option to renew for two successive two-year periods. Our 603,000 square foot distribution center located in York, PA is leased under an agreement that expires in March 2028 with options to renew for two successive five-year periods. Our 962,280 square foot distribution center in Commerce, GA is leased under an agreement that expires in April 2024 with options to renew for three successive five-year periods. In 2018, we acquired a 58-acre parcel of land in Lancaster, TX for the construction of our third distribution center. Construction of the planned 615,000 square foot facility has commenced and the building is expected to be operational by the first quarter of fiscal 2020. We anticipate investing a total of $45 million to $50 million in the project over the course of the construction period. As of February 2, 2019, there were 303 Ollie’s Bargain Outlet locations across 23 contiguous states in the eastern half of the United States.

In 2018, OBO Ventures, Inc., a wholly owned subsidiary of Ollie’s, acquired a total of 12 former Toys “R” Us store sites as part of the ongoing real estate auctions for Toys “R” Us locations. The Company paid an aggregate of approximately $42 million for the store locations. The stores are located in states with existing Ollie’s Bargain Outlet stores. The Company expects to open these new store locations during its 2019 fiscal year.

We maintain a focused and disciplined approach to entering into lease arrangements. All leases are approved by our real estate committee, which is comprised of senior management and executive officers. Our leases generally have an initial term of approximately seven years with options to renew for three or five successive five-year periods and generally require us to pay a proportionate share of real estate taxes, insurance and common area or other charges.

Item 3.	Legal Proceedings

We are occasionally a party to legal actions arising in the ordinary course of our business, including employment-related claims and actions relating to intellectual property. None of these legal actions, many of which are covered by insurance, has had a material effect on us. Although as of the date of this annual report we are not a party to any material pending legal proceedings and are not aware of any material claims, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements that could have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on NASDAQ under the symbol “OLLI.” The following tables set forth for the periods indicated the high and low sales prices of our common stock on NASDAQ.

	2018
	High	Low
First Quarter	$64.45	$50.65
Second Quarter	$77.50	$62.00
Third Quarter	$97.61	$68.85
Fourth Quarter	$94.73	$59.72
	2017
	High	Low
First Quarter	$38.88	$28.90
Second Quarter	$45.55	$37.60
Third Quarter	$46.90	$41.31
Fourth Quarter	$58.50	$42.36

As of February 2, 2019, we had approximately 400 stockholders of record.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between July 16, 2015 (the first day of trading following our initial public offering (“IPO”)) and February 2, 2019 to the cumulative return of (i) the NASDAQ Composite Total Return index and (ii) the NASDAQ US Benchmark Retail Index over the same period. This graph assumes an initial investment of $100 on July 16, 2015 in our common stock, the NASDAQ Composite Total Return index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
380.00
340.00
300.00
260.00
220.00
180.00
140.00
100.00
60.00
7/16/2015
1/30/2016
1/28/2017
2/3/2018
2/2/2019
Ollie's Bargain Outlet Holdings, Inc.
NASDAQ Composite Total Return
NASDAQ US Benchmark Retail Index

	7/16/15	1/30/16	1/28/17	2/3/18	2/2/19
Ollie’s Bargain Outlet Holdings, Inc.	$100.00	105.67	138.77	254.14	375.18
NASDAQ Global Market Composite Index	$100.00	65.56	78.42	100.90	106.07
NASDAQ US Benchmark Retail Index	$100.00	93.65	101.74	135.34	140.30

Dividends

Our common stock began trading on July 16, 2015. Since then, we have not declared any cash dividends nor do we expect to in the foreseeable future as we intend to retain our earnings to finance the development and growth of our business and operations.

The Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, restrict Ollie’s Bargain Outlet, Inc.’s and Ollie’s Holdings, Inc.’s (together the “Borrowers”) ability and the ability of their subsidiaries to pay dividends on our capital stock or redeem, repurchase or retire our capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 6.	Selected Consolidated Financial Data

The following tables set forth Ollie’s Bargain Outlet Holdings, Inc.’s selected historical consolidated financial and other data for the periods ending on and as of the dates indicated. We derived the consolidated statement of income data and consolidated statement of cash flow data for 2018, 2017 and 2016 and the consolidated balance sheet data as of February 2, 2019 and February 3, 2018 from our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statement of income data and consolidated statement of cash flow data for 2015 and 2014 and the consolidated balance sheet data as of January 28, 2017, January 30, 2016, and January 31, 2015 from our audited consolidated financial statements and related notes thereto not included in this Annual Report on Form 10-K.

Each of 2018, 2016, 2015, and 2014 consisted of 52-week periods. 2017 consisted of 53 weeks.

The historical consolidated statement of income data, consolidated statement of cash flow data and consolidated balance sheet data presented in the following tables are not necessarily indicative of the results expected for 2019 or for any future period. You should read the information set forth below together with the consolidated financial statements and accompanying notes and the information under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statement of Income Data:
Net sales	$1,241,377	$1,077,032	$890,315	$762,370	$637,975
Cost of sales	743,726	645,385	529,904	459,506	384,465
Gross profit	497,651	431,647	360,411	302,864	253,510
Selling, general and administrative expenses	312,790	278,174	242,891	209,783	178,832
Depreciation and amortization expenses	11,664	9,817	8,443	7,172	6,987
Pre-opening expenses	11,143	7,900	6,883	6,337	4,910
Operating income	162,054	135,756	102,194	79,572	62,781
Interest expense, net	1,261	4,471	5,935	15,416	18,432
Loss on extinguishment of debt	150	798	—	6,710	671
Income before income taxes	160,643	130,487	96,259	57,446	43,678
Income tax expense	25,630	2,893	36,495	21,607	16,763
Net income	$135,013	$127,594	$59,764	$35,839	$26,915
Earnings per common share:
Basic	$2.16	$2.08	$0.99	$0.67	$0.56
Diluted	$2.05	$1.96	$0.96	$0.64	$0.55
Weighted average common shares outstanding:
Basic	62,568	61,353	60,160	53,835	48,202
Diluted	65,905	64,950	62,415	55,796	48,609

	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$126,079	$95,936	$67,088	$45,848	$31,842
Investing activities	(73,848)	(19,157)	(16,423)	(14,337)	(14,007)
Financing activities	(39,524)	(136,228)	17,759	(23,204)	(8,049)
	As of
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,941	$39,234	$98,683	$30,259	$21,952
Total assets	1,159,003	1,038,199	1,039,375	943,822	917,131
Total debt	679	48,993	194,000	198,451	321,287
Total liabilities	216,351	241,737	388,114	381,873	500,296
Total stockholders’ equity	942,652	796,462	651,261	561,949	416,835

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer January 31 of the following year. References to “2018” refer to the fiscal year ended February 2, 2019, references to “2017” refer to the fiscal year ended February 3, 2018 and references to “2016” refer to the fiscal year ended January 28, 2017. 2018 and 2016 each consisted of a 52-week period and 2017 consisted of a 53-week period. References to “2019” refer to the fiscal year ending February 1, 2020, which consists of a 52-week period.

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices. Known for our assortment of “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including food, housewares, books and stationery, bed and bath, floor coverings, electronics, and toys. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong and consistent store performance as evidenced by our store base expansion from 176 stores to 303 stores, net sales growth from $638.0 million to $1.241 billion and average net sales per store ranging from $3.8 million to $4.3 million from 2014 to 2018. Furthermore, our comparable store sales increased from $999.7 million in 2017 to $1.041 billion in 2018, or 4.2%.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states. In 2003, Mark Butler, our co-founder, assumed his current role as Chairman, President and Chief Executive Officer. Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of 2003 to 303 stores located in 23 states as of February 2, 2019.

Our stores are currently supported by two distribution centers, one in York, PA and one in Commerce, GA, which we believe can support between 350 to 400 stores. In 2018, we acquired a 58-acre parcel of land in Lancaster, TX to construct an approximate 615,000 square foot distribution center which we believe could support 150 to 200 additional stores. Construction of the facility has commenced and the distribution center is expected to be operational by the first quarter of fiscal 2020. We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;
•	adding members to our senior management team;
•	expanding the capacity of our distribution centers to our current 1.6 million square feet plus an additional 615,000 square feet once the new distribution center is fully operational; and
•	investing in information technology, accounting, and warehouse management systems.

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

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores. The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins. In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business. From 2014 to 2018, net sales grew at a CAGR of 18.1%. We plan to achieve continued net sales growth, including increases in our comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers. We also plan to leverage and expand our Ollie’s Army database marketing strategies. In addition, we plan to continue to manage our selling, general and administrative expenses (“SG&A”) by furthering process improvements and by maintaining our standard policy of reviewing our operating costs.

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

We opened 37 new stores, including one relocated store, and closed 2 stores in 2018. We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are approximately seven years with options to renew for three to five successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

Net Sales

We recognize retail sales in our stores when merchandise is sold and the customer takes possession of the merchandise. Also included in net sales in 2018 is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program and gift card breakage. Net sales are presented net of returns and sales tax. Net sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.” Growth of our net sales is primarily driven by expansion of our store base in existing and new markets. As we continue to grow, we believe we will have greater access to brand name and closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers. Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

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

Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers, as well as store closing costs. For opening new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses and store setup costs. Pre-opening expenses for new stores are expensed as they are incurred, which is typically within 30 to 45 days of opening a new store. For opening distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses and occupancy costs. Store closing costs primarily consist of insurance deductibles, rent and store payroll.

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

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes. Adjusted EBITDA represents EBITDA as further adjusted for the non-cash items of stock-based compensation expense and certain purchase accounting items, and transaction related expenses. EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA, see “Results of Operations.”

Factors Affecting the Comparability of our Results of Operations

Our results over the past three years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Initial Public Offering and Subsequent Equity Offerings

Following our IPO in 2015, we completed several secondary equity offerings of shares of common stock held by affiliates of our private equity sponsor, CCMP Capital Advisors, LLC (collectively “CCMP”) and other management stockholders. We were acquired by CCMP and certain members of management in September 2012 (the “CCMP Acquisition”). During 2016, CCMP liquidated its ownership position in Ollie’s.

Financing Transactions and Payments to Stockholders

On January 29, 2016, we completed a transaction in which we refinanced our prior credit facilities with the proceeds of our Credit Facilities, consisting of the $200.0 million Term Loan Facility and the $100.0 million Revolving Credit Facility, which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Refinancing”). We incurred various arrangement fees and legal fees totaling $2.1 million in connection with the Refinancing, of which $2.0 million was recorded as deferred financing fees and $0.1 million was recognized as SG&A on the date of the Refinancing. See “Liquidity and Capital Resources.”

Store Openings and Closings

During 2018, 2017, and 2016, we opened 37 new stores and closed 2 stores, opened 34 new stores, and opened 31 new stores, respectively. In connection with these store openings and closings, we incurred pre-opening expenses of $11.1 million, $7.9 million and $6.9 million in 2018, 2017 and 2016, respectively. In 2019, we expect to open between 42 and 44 new stores and enter the states of Massachusetts and Oklahoma.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for 2018, 2017 and 2016 from our consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	2018	2017	2016
	(dollars in thousands)
Net sales	$1,241,377	$1,077,032	$890,315
Cost of sales	743,726	645,385	529,904
Gross profit	497,651	431,647	360,411
Selling, general and administrative expenses	312,790	278,174	242,891
Depreciation and amortization expenses	11,664	9,817	8,443
Pre-opening expenses	11,143	7,900	6,883
Operating income	162,054	135,756	102,194
Interest expense, net	1,261	4,471	5,935
Loss on extinguishment of debt	150	798	—
Income before income taxes	160,643	130,487	96,259
Income tax expense	25,630	2,893	36,495
Net income	$135,013	$127,594	$59,764
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.9	59.9	59.5
Gross profit	40.1	40.1	40.5
Selling, general and administrative expenses	25.2	25.8	27.3
Depreciation and amortization expenses	0.9	0.9	0.9
Pre-opening expenses	0.9	0.7	0.8
Operating income	13.1	12.6	11.5
Interest expense, net	0.1	0.4	0.7
Loss on extinguishment of debt	0.0	0.1	—
Income before income taxes	12.9	12.1	10.8
Income tax expense	2.1	0.3	4.1
Net income	10.9%	11.8%	6.7%
Select operating data:
Number of new stores	37	34	31
Number of store closings	(2)	—	—
Number of stores open at end of period	303	268	234
Average net sales per store (2)	$4,330	$4,248	$4,050
Comparable stores sales change	4.2%	3.3%	3.2%
(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	2018	2017	2016
	(dollars in thousands)
Net income	$135,013	$127,594	$59,764
Interest expense, net	1,261	4,471	5,935
Loss on extinguishment of debt	150	798	—
Depreciation and amortization expenses (1)	14,343	12,261	10,668
Income tax expense	25,630	2,893	36,495
EBITDA	176,397	148,017	112,862
Non-cash stock-based compensation expense	7,291	7,413	6,685
Non-cash purchase accounting items (2)	(2)	(64)	(134)
Transaction related expenses (3)	—	—	1,736
Adjusted EBITDA	$183,686	$155,366	$121,149
(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.
(2)	Includes purchase accounting impact from unfavorable lease liabilities related to the CCMP Acquisition.
(3)	Represents professional services and one-time compensation expenses related to the 2016 secondary offering transactions.

2018 compared to 2017

Net Sales

Net sales increased to $1.241 billion for 2018 from $1.077 billion for 2017, an increase of $164.3 million, or 15.3%. The increase was the result of a comparable store sales increase of $41.7 million, or 4.2%, and a non-comparable store sales increase of $122.6 million. The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during 2018. Excluding the impact of the 53rd week in 2017, net sales increased 17.1% year over year.

Comparable store sales increased 4.2% for 2018 compared to a 3.3% increase for 2017, and reflected 52 weeks in both periods. The increase in comparable store sales during 2018 was driven by an increase in the average transaction size offset by a decrease in number of transactions. On a department basis, the increase was primarily driven by strong results in the housewares, toys, floor coverings, auto and health & beauty aids departments, slightly offset by decreases in our food, hardware and books departments.

Cost of Sales

Cost of sales increased to $743.7 million for 2018 from $645.4 million for 2017, an increase of $98.3 million, or 15.2%. The increase in cost of sales was primarily a result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $497.7 million for 2018 from $431.6 million for 2017, an increase of $66.0 million, or 15.3%. The increase in gross profit was primarily the result of new store growth and increases in comparable store sales. Our gross margin remained consistent at 40.1% for 2018 and 2017 due to merchandise margin increases which were offset by increased supply chain costs.

Selling, General and Administrative Expenses

SG&A increased to $312.8 million for 2018 from $278.2 million for 2017, an increase of $34.6 million, or 12.4%. As a percentage of net sales, SG&A decreased 60 basis points to 25.2% for 2018 compared to 25.8% for 2017. The dollar increase in SG&A was primarily driven by increased selling expenses related to new store growth and higher sales volume. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store-related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $11.7 million for 2018 from $9.8 million for 2017, an increase of $1.8 million, or 18.8%, the result of the increased asset base due to new store growth.

Pre-Opening Expenses

Pre-opening expenses increased to $11.1 million for 2018 from $7.9 million for 2017, an increase of $3.2 million, or 41.1%. The increase primarily is due to the number and timing of new store openings year over year, including costs associated with our newly acquired former Toys “R” Us store locations.

Interest Expense, Net

Net interest expense decreased to $1.3 million for 2018 from $4.5 million for 2017, a decrease of $3.2 million or 71.8%. The average outstanding loan balance in 2018 was lower, resulting in a decrease in interest expense year over year.

Income Tax Expense

Income tax expense increased to $25.6 million for 2018 from $2.9 million for 2017, an increase of $22.7 million. Our effective tax rate increased to 16.0% for 2018 from 2.2% for 2017. The increase is primarily due to the federal tax law changes contained in the Tax Cuts and Jobs Act (the “2017 Tax Act”), which, among other things, reduced the federal tax rate from 35% to 21% effective January 1, 2018. The effective tax rate for 2017 included a $32.6 million tax benefit primarily from the revaluation of our deferred tax liabilities to reflect the lower statutory rate of 21%. Income tax expense and the effective income tax rate were further reduced in both 2018 and 2017 by a discrete tax benefit of $14.6 million and $14.4 million, respectively, due to excess tax benefits related to stock-based compensation.

Net Income

As a result of the foregoing, net income increased to $135.0 million for 2018 from $127.6 million for 2017, an increase of $7.4 million, or 5.8%.

Adjusted EBITDA

Adjusted EBITDA increased to $183.7 million for 2018 from $155.4 million for 2017, an increase of $28.3 million, or 18.2%. As a percentage of net sales, Adjusted EBITDA increased 40 basis points to 14.8%. The increase in Adjusted EBITDA for 2018 is due primarily to our increase in net sales, which was driven by a 4.2% increase in comparable store sales and a 13.1% increase in store count over 2017. In addition, we leveraged SG&A as a percentage of net sales by 60 basis points, all resulting in the improvement of our Adjusted EBITDA performance compared to 2017.

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

Comparable store sales increased 3.3% for 2017 compared to a 3.2% increase for 2016, and reflected 52 weeks in both periods. The increase in comparable store sales during 2017 was driven by an increase in the average transaction size as well as an increase in the number of customer transactions. On a department basis, the increase was primarily driven by strong results in the health and beauty aids, housewares, toys, bed and bath and electronic accessories departments, slightly offset by decreases in our hardware, food and books departments.

Cost of Sales

Cost of sales increased to $645.4 million for 2017 from $529.9 million for 2016, an increase of $115.5 million, or 21.8%. The increase in cost of sales was primarily a result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $431.6 million for 2017 from $360.4 million for 2016, an increase of $71.2 million, or 19.8%. The increase in gross profit was primarily the result of new store growth and increases in comparable store sales. Our gross margin decreased to 40.1% from 40.5% for 2017 and 2016, respectively. The decrease in gross margin in 2017 is due to decreased merchandise margins partially offset by favorable supply chain costs as a percentage of net sales.

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

Included in SG&A for 2016 were $1.7 million of transaction related expenses associated with our secondary stock offerings on February 18, 2016, June 6, 2016 and September 6, 2016. Excluding the $1.7 million of transaction related expenses from 2016, SG&A in 2017 increased 15.4% over 2016 and as percentage of net sales decreased 130 basis points.

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

Income Tax Expense

Income tax expense decreased to $2.9 million for 2017 from $36.5 million for 2016, a decrease of $33.6 million, or 92.1%. The decrease in income tax expense was primarily the result of the 2017 Tax Act, which was effective as of January 1, 2018. The 2017 Tax Act, among other things, decreased the existing maximum federal corporate tax rate from 35% to 21%. Pursuant to the provisions of the 2017 Tax Act, we recorded a tax benefit of $32.6 million primarily due to the net impact of the revaluation of net deferred tax liability balances. The decrease in income tax expense was also due to a discrete tax benefit of $14.4 million recognized under the accounting changes for stock-based compensation in Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result, our effective tax rate decreased to 2.2% for 2017 from 37.9% for 2016.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility. Our primary cash needs are for capital expenditures and working capital. As of February 2, 2019, we had $98.9 million available to borrow under our $100.0 million Revolving Credit Facility and $51.9 million of cash and cash equivalents on hand. We had no outstanding borrowings under our Term Loan Facility, having paid the balance in full in 2018.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. We spent $74.2 million, $19.3 million and $16.4 million for capital expenditures in 2018, 2017 and 2016, respectively. Our 2018 capital expenditures include the purchase of 12 former Toys “R” Us locations for approximately $42.0 million. We expect to fund capital expenditures from net cash provided by operating activities. We opened 37 new stores during 2018 and expect to open between 42 and 44 new stores during 2019. We expect to invest in our distribution centers, including the newly acquired 58-acre parcel of land in Lancaster, TX for the construction of our third distribution center expected to be completed in the first quarter of 2020. In addition, we expect to invest in store resets and general corporate capital expenditures, including information technology, in 2019.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$126,079	$95,936	$67,088
Net cash used in investing activities	(73,848)	(19,157)	(16,423)
Net cash provided by (used in) financing activities	(39,524)	(136,228)	17,759
Net increase (decrease) in cash and cash equivalents	$12,707	$(59,449)	$68,424

Cash Provided By Operating Activities

Net cash provided by operating activities for 2018 was $126.1 million, an increase from $95.9 million for 2017. The increase in net cash provided by operating activities was primarily the result of increased net income due to the opening of 37 new stores and increased profitability at existing stores.

Net cash provided by operating activities for 2017 was $95.9 million, an increase from $67.1 million for 2016. The increase in net cash provided by operating activities was primarily the result of increased net income due to the opening of 34 new stores and increased profitability at existing stores.

Cash Used in Investing Activities

Net cash used in investing activities increased for 2018 to $73.8 million from $19.2 million for 2017. The increase in cash used in investing activities primarily relates to the purchase of 12 former Toys “R” Us store locations for $42.0 million. In addition, we spent $4.4 million to obtain land and begin construction of our third distribution center in Lancaster, TX.

Net cash used in investing activities increased for 2017 to $19.2 million from $16.4 million for 2016. The increase in cash used in investing activities relates to capital expenditures for 34 new store openings in 2017 compared to 31 new store openings in 2016. In addition, $1.1 million was invested in a new data center and additional office space.

Cash Provided by/Used In Financing Activities

Net cash used in financing activities for 2018 was $39.5 million and net cash used in financing activities for 2017 was $136.2 million. The net cash used in 2018 is primarily the result of the $48.8 million of prepayments made on the Term Loan Facility to pay off the outstanding balance in full.

Net cash used in financing activities for 2017 was $136.2 million and net cash provided by financing activities for 2016 was $17.8 million. The net cash used in 2017 is primarily the result of the $146.3 million prepayments made on the Term Loan Facility.

Credit Facilities

On January 29, 2016, the Borrowers completed a transaction in which they refinanced the prior credit facilities with the proceeds of the Credit Facilities, consisting of the $200.0 million Term Loan Facility and the $100.0 million Revolving Credit Facility, which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. The proceeds of the Term Loan Facility, together with cash on hand, were used to repay the then-existing credit facilities. Loans under the Credit Facilities mature on January 29, 2021. The interest rates for the Credit Facilities are not subject to a floor and are calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the Eurodollar Rate plus 1.0%, plus the Applicable Margin, or, for Eurodollar Loans, the Eurodollar Rate plus the Applicable Margin. The Applicable Margin will vary from 0.75% to 1.25% for a Base Rate Loan and 1.75% to 2.25% for a Eurodollar Loan, based on reference to the total leverage ratio (total debt to Adjusted EBITDA, as defined in the agreement).

The credit agreement governing the Credit Facilities provides that the Borrowers may request increased commitments under the Revolving Credit Facility and additional term loans or additional term facilities under the Term Loan Facility, in each case, subject to certain conditions and in an aggregate principal amount not to exceed (x) $100.0 million, plus (y) in the case of any incremental term loans that serve to effectively extend the maturity of the Term Loan Facility, an amount equal to the reductions in the Term Loan Facility to be replaced thereby plus (z) an additional amount, subject to compliance on a pro forma basis with a total leverage ratio of no greater than 3.25: 1.00 as of February 2, 2019. The effective yield for any such incremental facility under the Term Loan Facility will be subject to a “most favored nation” pricing protection provision with a cushion of 0.50%. The incurrence of any incremental facility under the Term Loan Facility is subject to customary conditions precedent.

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

The Credit Facilities contain a number of restrictive covenants that, among other things and subject to certain exceptions, restrict the Borrowers’ ability and the ability of its subsidiaries to:

•	incur additional indebtedness;
•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock;
•	make investments, acquisitions, loans and advances;
•	create negative pledge or restrictions on the payment of dividends or payment of other amounts owed to us from our subsidiaries;
•	engage in transactions with our affiliates;
•	sell, transfer or otherwise dispose of our assets, including capital stock of our subsidiaries;
•	materially alter the business we conduct;
•	modify material debt documents and certain other material documents;
•	change our fiscal year;
•	merge or consolidate;
•	enter into certain sale and lease-back transactions;
•	incur liens; and
•	make payments on material subordinated or other debt.

The financial covenants contained in the Credit Facilities include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and total leverage ratio test of no greater than 3.50 to 1.0.

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

As of February 2, 2019, we had no outstanding borrowings on the Term Loan Facility and no outstanding borrowings under the Revolving Credit Facility, with $98.9 million of borrowing availability. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum. We incurred unused line fees of $0.2 million, $0.3 million and $0.3 million for 2018, 2017 and 2016, respectively. The loans under the Credit Facilities mature on January 29, 2021.

Share Repurchase Authorization

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company’s common stock. The shares to be repurchased may be purchased from time to time in open market conditions (including blocks or in privately negotiated transactions). The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic, and business conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from cash on hand or through the utilization of the Company’s revolving credit facility. The repurchase authorization does not require the purchase of a specific number of shares, has a two-year term, and is subject to suspension or termination by the Company’s Board of Directors at any time.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases.

As of February 2, 2019, our contractual lease obligations were:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Lease obligations(1)	$60,804	$105,333	$77,599	$65,218	$308,954
Capital lease obligations	302	217	160	—	679
Capital lease interest and fees	49	27	10	—	86
Total	$61,155	$105,577	$77,769	$65,218	$309,719
(1)	Includes the initial lease term and optional renewal terms that are reasonably assured and are included in the lease term of our store and distribution center leases in accordance with accounting guidance related to leases.

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

For 2018, 2017 and 2016, we completed an impairment test of our goodwill and determined that no impairment of goodwill existed.

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

For 2018, 2017 and 2016, we completed an impairment test of our tradename and determined that no impairment of the asset existed.

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

Recently Issued Accounting Pronouncements

Recently issued accounting standards are discussed in Note 1(v) to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facilities, which carry variable interest rates. Our Credit Facilities include a Term Loan Facility and a Revolving Credit Facility with advances tied to a borrowing base. Because our Credit Facilities bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of February 2, 2019, we had no outstanding variable rate debt under our Revolving Credit Facility and no outstanding variable rate debt under our Term Loan Facility, which was paid in full in 2018. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

To the Stockholders and Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 2, 2019, and the related notes and the consolidated financial statement schedule, “Schedule I—Condensed Financial Information of Registrant” (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 29, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue in the year ended February 2, 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.

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
March 29, 2019

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal year ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net sales	$1,241,377	$1,077,032	$890,315
Cost of sales	743,726	645,385	529,904
Gross profit	497,651	431,647	360,411
Selling, general and administrative expenses	312,790	278,174	242,891
Depreciation and amortization expenses	11,664	9,817	8,443
Pre-opening expenses	11,143	7,900	6,883
Operating income	162,054	135,756	102,194
Interest expense, net	1,261	4,471	5,935
Loss on extinguishment of debt	150	798	—
Income before income taxes	160,643	130,487	96,259
Income tax expense	25,630	2,893	36,495
Net income	$135,013	$127,594	$59,764
Earnings per common share:
Basic	$2.16	$2.08	$0.99
Diluted	$2.05	$1.96	$0.96
Weighted average common shares outstanding:
Basic	62,568	61,353	60,160
Diluted	65,905	64,950	62,415

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	February 2, 2019	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$51,941	$39,234
Inventories	296,407	255,185
Accounts receivable	570	1,271
Prepaid expenses and other assets	9,579	7,986
Total current assets	358,497	303,676
Property and equipment, net of accumulated depreciation of $60,433 and $50,076, respectively	119,052	54,888
Goodwill	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $2,160 and $1,825, respectively	232,304	232,639
Other assets	4,300	2,146
Total assets	$1,159,003	$1,038,199
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$238	$10,158
Accounts payable	77,431	74,206
Income taxes payable	7,393	6,035
Accrued expenses and other	65,934	46,327
Total current liabilities	150,996	136,726
Revolving credit facility	—	—
Long-term debt	441	38,835
Deferred income taxes	55,616	59,073
Other long-term liabilities	9,298	7,103
Total liabilities	216,351	241,737
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	—	—
Common stock - 500,000 shares authorized at $0.001 par value; 63,015 and 62,007 shares issued, respectively	63	62
Additional paid-in capital	600,234	583,467
Retained earnings	342,441	213,019
Treasury - common stock, at cost; 9 shares	(86)	(86)
Total stockholders’ equity	942,652	796,462
Total liabilities and stockholders’ equity	$1,159,003	$1,038,199

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of January 30, 2016	58,807	$59	(9)	$(86)	$536,315	$25,661	$561,949
Stock-based compensation expense	—	—	—	—	6,685	—	6,685
Proceeds from stock options exercised	1,949	2	—	—	13,302	—	13,304
Excess tax benefit related to exercises of stock options	—	—	—	—	9,559	—	9,559
Net income	—	—	—	—	—	59,764	59,764
Balance as of January 28, 2017	60,756	61	(9)	(86)	565,861	85,425	651,261
Stock-based compensation expense	—	—	—	—	7,413	—	7,413
Proceeds from stock options exercised	1,231	1	—	—	10,412	—	10,413
Vesting of restricted stock	27	—	—	—	—	—	—
Common shares withheld for taxes	(7)	—	—	—	(219)	—	(219)
Net income	—	—	—	—	—	127,594	127,594
Balance as of February 3, 2018	62,007	62	(9)	(86)	583,467	213,019	796,462
Cumulative effect of adopting ASU 2014-09 (Note 2)	—	—	—	—	—	(5,591)	(5,591)
Stock-based compensation expense	—	—	—	—	7,291	—	7,291
Proceeds from stock options exercised	968	1	—	—	10,178	—	10,179
Vesting of restricted stock	52	—	—	—	—	—	—
Common shares withheld for taxes	(12)	—	—	—	(702)	—	(702)
Net income	—	—	—	—	—	135,013	135,013
Balance as of February 2, 2019	63,015	$63	(9)	$(86)	$600,234	$342,441	$942,652

See accompanying notes to the consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	February 2, 2019	February 3, 2018	January 28, 2017
Cash flows from operating activities:
Net income	$135,013	$127,594	$59,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,008	11,923	10,291
Amortization of debt issuance costs	482	640	746
Amortization of original issue discount	5	17	25
Loss on extinguishment of debt	150	798	—
Amortization of intangibles	335	338	377
Gain on disposal of assets	(48)	(29)	(4)
Deferred income tax provision (benefit)	(1,568)	(30,323)	1,867
Deferred rent expense	1,590	1,920	1,369
Stock-based compensation expense	7,291	7,413	6,685
Excess tax benefit related to exercises of stock options	—	—	(9,559)
Changes in operating assets and liabilities:
Inventories	(41,222)	(45,078)	(19,499)
Accounts receivable	701	(970)	(118)
Prepaid expenses and other assets	(4,163)	(4,424)	(1,264)
Accounts payable	3,564	22,955	(1,822)
Income taxes payable	1,358	1,487	10,005
Accrued expenses and other liabilities	8,583	1,675	8,225
Net cash provided by operating activities	126,079	95,936	67,088
Cash flows from investing activities:
Purchases of property and equipment	(74,178)	(19,285)	(16,438)
Proceeds from sale of property and equipment	330	128	15
Net cash used in investing activities	(73,848)	(19,157)	(16,423)
Cash flows from financing activities:
Borrowings on revolving credit facility	1,321,343	1,142,888	946,683
Repayments on revolving credit facility	(1,321,343)	(1,142,888)	(946,683)
Repayments on term loan and capital leases	(49,001)	(146,422)	(5,104)
Proceeds from stock option exercises	10,179	10,413	13,304
Common shares withheld for taxes	(702)	(219)	—
Excess tax benefit related to exercises of stock options	—	—	9,559
Net cash provided by (used in) financing activities	(39,524)	(136,228)	17,759
Net increase (decrease) in cash and cash equivalents	12,707	(59,449)	68,424
Cash and cash equivalents at the beginning of the period	39,234	98,683	30,259
Cash and cash equivalents at the end of the period	$51,941	$39,234	$98,683
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$807	$3,806	$5,179
Income taxes	$26,112	$31,949	$24,859
Non-cash investing activities:
Accrued purchases of property and equipment	$5,735	$1,925	$1,009

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

Since the first store opened in 1982, the Company has grown to 303 retail locations in 23 states as of February 2, 2019. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer January 31 of the following calendar year. References to the fiscal year ended February 2, 2019 refer to the 52-week period from February 4, 2018 to February 2, 2019 (“2018”). References to the fiscal year ended February 3, 2018 refer to the 53-week period from January 29, 2017 to February 3, 2018 (“2017”). References to the fiscal year ended January 28, 2017 refer to the 52-week period from January 31, 2016 to January 28, 2017 (“2016”).

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

Ollie’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and the Company’s credit facilities. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The carrying amount of the Company’s credit facilities approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

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

Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise and customer preferences. Pursuant to the retail inventory method, permanent markdowns result in the devaluation of inventory and the resulting gross margin reduction is recognized in the period in which the markdown is recorded.

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

The useful lives for the purpose of computing depreciation and amortization are as follows:

Software	3 years
Automobiles	3 years
Computer equipment	5 years
Furniture, fixtures, and equipment	7-10 years
Buildings	40 years
Leasehold improvements	Lesser of lease term or useful life
(j)	Goodwill/Intangible Assets

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

If management determines a quantitative goodwill impairment test is required, or it elects to perform a quantitative test, the test is performed by determining the fair value of the Company’s sole reporting unit. Fair value is determined based upon the Company’s public market capitalization. The quantitative test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after the allocation is the implied fair value of the reporting unit’s goodwill.

For 2018, 2017 and 2016, the Company completed an impairment test of its goodwill and determined that no impairment of goodwill existed.

If management determines a quantitative analysis of intangible assets having indefinite useful lives is required, the test is performed using the discounted cash flow method based on management’s projections of future revenues and an estimated royalty rate to determine the fair value of the asset, specifically, the Company’s tradename. An impairment loss is recognized for any excess of the carrying amount of the asset over the implied fair value of that asset.

For 2018, 2017 and 2016, the Company completed an impairment test of its tradename and determined that no impairment of the asset existed.

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

The Company measures the cost of employee services received in exchange for stock-based compensation based on the grant date fair value of the employee stock award. For stock option awards, the Company estimates grant date fair value using the Black-Scholes option pricing model. For restricted stock unit awards, grant date fair value is determined based on the closing trading value of the Company’s stock on the date of grant. In both cases, stock-based compensation is recorded on a straight-line basis over the vesting period for the entire award.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(m)	Cost of Sales

Cost of sales includes merchandise costs, inventory markdowns, shrinkage and transportation, distribution and warehousing costs, including depreciation.

(n)	Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) are comprised of payroll and benefits for stores, field support and support center employees. SG&A also include marketing and advertising expense, occupancy costs for stores and the store support center, insurance, corporate infrastructure and other general expenses.

(o)	Advertising Costs

Advertising costs primarily consist of newspaper circulars, email campaigns, media broadcasts and prominent advertising at professional and collegiate sporting events and are expensed the first time the advertising occurs. Advertising expense for 2018, 2017 and 2016 was $36.7 million, $32.4 million and $28.0 million, respectively.

(p)	Operating Leases

The Company generally leases its store locations, distribution centers and office facilities. Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions—or some combination of these items. For leases of store locations and the store support centers, the Company recognizes rent expense in SG&A. For leases of distribution centers, the Company recognizes rent expense within cost of sales. All rent expense is recorded on a straight-line basis over the accounting lease term, which includes lease renewals determined to be reasonably assured. Additionally, the commencement date of the accounting lease term reflects the earlier of the date the Company becomes legally obligated for the lease payments or the date the Company takes possession of the building for initial construction and setup. The excess rent expense over the actual cash paid for rent is accounted for as deferred rent. Leasehold improvement allowances received from landlords and other lease incentives are recorded as deferred rent liabilities and are recognized in SG&A on a straight-line basis over the accounting lease term.

(q)	Pre-Opening Costs

Pre-opening costs (costs of opening new stores and distribution facilities, including grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses, and store setup costs) and store closing costs (insurance deductibles, rent and store payroll) are expensed as incurred.

(r)	Debt Issuance Costs and Original Issue Discount

Debt issuance costs and original issue discount are amortized to interest expense using the effective interest method over the life of the related debt. As of February 2, 2019 and February 3, 2018, debt issuance costs, net of accumulated amortization, were $0.8 million and $1.5 million, respectively, and original issue discount, net of accumulated amortization, was $0 and $15,000, respectively. The amortization expense for debt issuance costs was $0.5 million, $0.6 million and $0.7 million and the amortization expense for the original issue discount was $5,000, $17,000 and $25,000 for 2018, 2017 and 2016, respectively. The write-off of unamortized debt issuance and original issue discount costs recorded in loss on extinguishment of debt on the consolidated statements of income totaled $0.2 million, $0.8 million and $0.0 million for 2018, 2017 and 2016, respectively.

(s)	Self-Insurance Liabilities

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(t)	Income Taxes

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

Ollie’s files consolidated federal and state income tax returns. For tax years prior to 2015, the Company is no longer subject to U.S. federal income tax examinations. State income tax returns are filed in various state tax jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

(u)	Earnings per Common Share

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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Fiscal year ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net income	$135,013	$127,594	$59,764

Weighted average number of common shares outstanding – Basic	62,568	61,353	60,160
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	3,337	3,597	2,255
Weighted average number of common shares outstanding – Diluted	65,905	64,950	62,415
Earnings per common share – Basic	$2.16	$2.08	$0.99
Earnings per common share – Diluted	$2.05	$1.96	$0.96

The effect of the weighted average assumed exercise of stock options outstanding totaling 100,183, 126,899 and 81,616 as of February 2, 2019, February 3, 2018 and January 28, 2017, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 6,800, 10,169 and 0 as of February 2, 2019, February 3, 2018 and January 28, 2017, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(v)	Recent Accounting Pronouncements

Stock Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which was intended to simplify the accounting for share-based payment award transactions. The update modified several aspects of the accounting and reporting for employee share-based awards, including excess tax benefits and deficiencies; forfeitures; tax withholding requirements and cash flow classification. The Company adopted the new standard during the first quarter of 2017 and has elected to continue with the use of no forfeiture rate estimate in the determination of compensation expense for stock-based compensation awards. Excess tax benefits or deficiencies, historically recorded to additional paid-in capital, are now recorded to income tax expense. See Note 7, “Income Taxes.” In addition, the Company is now presenting the excess tax benefit on stock options exercised and restricted stock awards vested in cash flows from operating activities as opposed to the historical presentation in cash flows from financing activities. Lastly, the update revised the diluted earnings per share calculation to exclude the excess tax benefit which was previously included in the assumed proceeds for share buybacks under the treasury stock method.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing a right-of-use asset and lease liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.

Substantially all of the Company’s store locations and distribution centers are subject to operating lease arrangements. Information under existing lease guidance with respect to rent required under non-cancelable operating leases, including option renewal periods that are reasonably assured, that have an initial or remaining lease term in excess of one year is included in Note 8.

Pursuant to the adoption of the new standard, the Company has elected the practical expedients upon transition that do not require it to reassess existing contracts to determine if they contain leases under the new definition of a lease, or to reassess historical lease classification or initial direct costs. The Company also expects to adopt the practical expedient to not separate lease and non-lease components for new leases after adoption of the new standard. In addition, the Company applied a policy election to exclude leases with an initial term of 12 months or less from balance sheet recognition. The Company did not adopt the hindsight practical expedient and, therefore, expects to continue to utilize lease terms determined under existing lease guidance.

The Company adopted ASU 2016-02 as of February 3, 2019 using the modified retrospective transition method, including the option to not restate comparative periods. Adoption of the standard is expected to result in recognition of additional right-of-use assets and lease liabilities for operating leases between approximately $260 million and $275 million. The Company does not expect the adoption of the guidance to have a material impact on its consolidated statements of income, stockholders’ equity or cash flows.

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

The cumulative effect of changes to the Company’s consolidated February 4, 2018 balance sheet for the adoption of ASU 2014-09 was as follows (in thousands):

	Balance at February 3, 2018	Adjustments Due to ASU 2014-09	Balance at February 4, 2018
Assets
Inventories	$255,185	$339	$255,524

Liabilities
Accrued expenses and other	46,327	7,853	54,180
Deferred income taxes	59,073	(1,923)	57,150

Equity
Retained earnings	213,019	(5,591)	207,428

The Company determined the adoption of ASU 2014-09 changed the presentation for the following:

•	Revenue is deferred for the Ollie’s Army loyalty program where members accumulate points that can be redeemed for discounts on future purchases. The Company determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the discount awards based upon its relative standalone selling price, which considers historical redemption patterns for the award. Revenue is recognized as those discount awards are redeemed. Discount awards which are issued upon the achievement of specified point levels are valid for a maximum of 90 days from the date of issuance. At the end of each fiscal period, unredeemed discount awards and accumulated points to earn a future discount award are reflected as a liability. Discount awards are combined in one homogeneous pool and are not separately identifiable. Therefore, the revenue recognized consisted of discount awards redeemed that were included in the deferred revenue balance at the beginning of the period as well as discount awards issued during the current period. The following table is a reconciliation of the liability related to this program (in thousands):
Balance at February 3, 2018	$8,321
Revenue deferred	12,180
Revenue recognized	(11,446)
Balance at February 2, 2019	$9,055

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Gift card breakage for gift card liabilities not subject to escheatment is recognized as revenue in proportion to the redemption of gift cards rather than when redemption of the gift card was considered remote. Ollie’s gift cards do not expire. The rate applied to redemptions is based upon a historical breakage rate. Gift cards are combined in one homogenous pool and are not separately identifiable. Therefore, the revenue recognized consisted of gift cards that were included in the liability at the beginning of the period as well as gift cards that were issued during the period. The following table is a reconciliation of the gift card liability (in thousands):
Balance at February 3, 2018	$1,223
Gift card issuances	4,561
Gift card redemption and breakage	(4,336)
Balance at February 2, 2019	$1,448
•	Sales return allowance is recorded on a gross basis on the consolidated balance sheet as a refund liability and an asset for recovery rather than as a net liability. The allowance for estimated retail merchandise returns is based on prior experience. The following table provides a reconciliation of the activity related to the Company’s sales returns allowance (in thousands):
	Fiscal year ended
	February 2, 2019	February 3, 2018	January 28, 2017
Beginning balance	$339	$339	$247
Cumulative effect of adopting ASU 2014-09	339	—	—
Provisions	46,049	39,421	34,995
Sales returns	(45,929)	(39,421)	(34,903)
Ending balance	$798	$339	$339

The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated income statement and statement of cash flows for 2018. As a result of the adoption of ASU 2014-09, the Company’s balance sheet at February 2, 2019 reflected an additional liability of $9.1 million related to the Ollie’s Army loyalty program which would not have been recorded prior to adoption. Other changes to the consolidated balance sheet at February 2, 2019 were not significant.

(3)	Property and Equipment

Property and equipment consists of the following (in thousands):

	February 2, 2019	February 3, 2018
Land	$27,010	$2,103
Building	1,518	1,255
Furniture, fixtures, and equipment	106,647	87,800
Leasehold improvements	16,791	11,829
Automobiles	1,999	1,977
Construction in progress	25,520	—
	179,485	104,964
Less: Accumulated depreciation and amortization	(60,433)	(50,076)
	$119,052	$54,888

Depreciation and amortization expense of property and equipment was $14.0 million, $11.9 million and $10.3 million for 2018, 2017 and 2016, respectively, of which $11.7 million, $9.8 million and $8.4 million is included in the depreciation and amortization expenses for 2018, 2017 and 2016, respectively, on the

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

consolidated statements of income. The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

(4)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	February 2, 2019	February 3, 2018
Non-amortizing intangible assets:
Goodwill	$444,850	$444,850
Tradename	230,559	230,559
Amortizing intangible assets:
Favorable leases	3,905	3,905
Accumulated amortization:
Favorable leases	(2,160)	(1,825)
	$677,154	$677,489

Amortization expense for 2018, 2017 and 2016 was $0.3 million, $0.3 million and $0.4 million, which was charged to rent expense. Estimated amortization expense of favorable leases during the next five fiscal years and thereafter is shown below (in thousands):

Fiscal year ending:
February 1, 2020	$310
January 30, 2021	281
January 29, 2022	237
January 28, 2023	226
February 3, 2024	189
Thereafter	502
Total remaining amortization	$1,745

Favorable lease intangible assets are being amortized on a straight-line basis over their respective lease terms plus assumed option renewal periods (weighted average remaining life of approximately 7.3 and 7.9 years as of February 2, 2019 and February 3, 2018, respectively).

(5)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 2, 2019	February 3, 2018
Compensation and benefits	$16,438	$14,181
Deferred revenue	10,503	—
Insurance	6,159	2,768
Advertising	5,678	5,523
Freight	4,496	3,836
Real estate related	3,748	4,019
Sales and use taxes	3,464	3,865
Other	15,448	12,135
	$65,934	$46,327

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	February 2, 2019	February 3, 2018
Term loan, net	$—	$48,530
Capital leases	679	463
Total debt	679	48,993
Less: Current portion	(238)	(10,158)
Long-term debt	$441	$38,835

The Company’s credit facilities (“Credit Facilities”) consist of a $200.0 million term loan (“Term Loan Facility”) and a $100.0 million revolving credit facility (“Revolving Credit Facility”), which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. Loans under the Credit Facilities mature on January 29, 2021.

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

The Company made voluntary prepayments under the Term Loan Facility totaling $48.8 million during 2018, paying the balance in full. In connection with these prepayments, $0.1 million of debt issuance cost and $10,000 of original issue discount were accelerated and included in loss on extinguishment of debt for 2018. The Company made voluntary prepayments under the Term Loan Facility totaling $146.3 million during 2017. In connection with these prepayments, $0.7 million of debt issuance cost and $0.1 million of original issue discount were accelerated and included in loss on extinguishment of debt for 2017.

As of February 3, 2018, the amounts outstanding under the Term Loan Facility were net of unamortized original issue discount of $15,000 and deferred financing fees of $0.2 million.

Under the terms of the Revolving Credit Facility, as of February 2, 2019 the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of February 2, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility, with $98.9 million of borrowing availability, letter of credit commitments of $0.8 million and $0.3 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum. The Company incurred unused line fees of $0.2 million in 2018 and $0.3 million in each of 2017 and 2016.

The Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and total leverage ratio test of no greater than 3.50 to 1.0. The Company was in compliance with all terms of the Credit Facilities during and as of the fiscal year ended February 2, 2019.

The provisions of the Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of February 2, 2019, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions party to the Company’s Credit Facilities, subject to certain exceptions.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Income Taxes

On December 22, 2017, new U.S. federal tax legislation, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The new legislation was a significant modification of existing U.S. federal tax law and contained a number of provisions which impacted the tax position of the Company in 2017 and 2018. Among other things, the 2017 Tax Act permanently lowered the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the 2017 Tax Act, the Company recorded a tax benefit of $30.9 million in 2017 due to the net impact of the revaluation of net deferred tax liability balances.

The components of income tax provision (benefit) are as follows (in thousands):

	Fiscal year ended
	February 2, 2019	February 3, 2018	January 28, 2017
Current:
Federal	$20,804	$27,817	$29,280
State	6,394	5,399	5,348
	27,198	33,216	34,628
Deferred:
Federal	(901)	(29,851)	1,829
State	(667)	(472)	38
	(1,568)	(30,323)	1,867
Income tax expense	$25,630	$2,893	$36,495

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal year ended
	February 2, 2019	February 3, 2018	January 28, 2017
Statutory federal rate	21.0%	33.7%	35.0%
State taxes, net of federal benefit	2.8	2.5	3.6
Impact from 2017 Tax Act	0.2	(23.7)	—
Excess tax benefits related to stock-based compensation	(7.4)	(9.9)	—
Other	(0.6)	(0.4)	(0.7)
	16.0%	2.2%	37.9%

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	February 2, 2019	February 3, 2018
Deferred tax assets:
Inventory reserves	$1,134	$990
Deferred rent	2,957	2,034
Stock-based compensation	4,175	3,722
Deferred revenue	2,316	—
Other	2,642	1,539
Total deferred tax assets	13,224	8,285

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	February 2, 2019	February 3, 2018
Deferred tax liabilities:
Tradename	(58,946)	(58,954)
Depreciation	(9,450)	(7,408)
Prepaid expenses	—	(466)
Leases	(444)	(530)
Total deferred tax liabilities	(68,840)	(67,358)
Net deferred tax liabilities	$(55,616)	$(59,073)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of February 2, 2019 and February 3, 2018.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of February 2, 2019 or February 3, 2018, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for 2018, 2017 or 2016.

(8)	Commitments and Contingencies

Ollie’s generally leases its stores, offices, and distribution facilities under operating leases that expire at various dates through 2033. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales. A majority of the Company’s leases also require a payment for all or a portion of insurance, real estate taxes, water and sewer costs and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which Ollie’s may extend the lease terms for five years. Minimum rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the lease term.

Rent expense on all operating leases consisted of the following (in thousands):

	Fiscal year ended
	February 2, 2019	February 3, 2018	January 28, 2017
Minimum annual rentals	$49,413	$43,791	$36,970
Contingent rentals	78	67	110
	$49,491	$43,858	$37,080

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a schedule by year of future minimum rental payments required under non-cancelable operating leases, including option renewal periods that are reasonably assured, that have initial or remaining lease terms in excess of one year as of February 2, 2019 (in thousands):

Fiscal year ending:
February 1, 2020	$60,804
January 30, 2021	56,106
January 29, 2022	49,226
January 28, 2023	42,724
February 3, 2024	34,876
Thereafter	65,218
Total minimum lease payments	$308,954

On November 29, 2018, the Company acquired a 58-acre parcel of land in Lancaster, TX for the construction of its third distribution center. Construction of the planned 615,000 square foot facility has commenced and the building is expected to be operational by the first quarter of fiscal 2020. The Company anticipates investing a total of $45 million to $50 million in the project over the course of the construction period and has spent $6.7 million in 2018.

Ollie’s is subject to litigation in the normal course of business. The Company does not believe such actions, either individually or collectively, will have a significant impact on Ollie’s financial position or results of operations.

(9)	Equity Incentive Plans

During 2012, Ollie’s established an equity incentive plan (the “2012 Plan”), under which stock options were granted to executive officers and key employees as deemed appropriate under the provisions of the 2012 Plan, with an exercise price at the fair value of the underlying stock on the date of grant. The vesting period for options granted under the 2012 Plan is five years (20% ratably per year). Options granted under the 2012 Plan are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. As of July 15, 2015, the date of the pricing of the Company’s initial public offering (the “IPO”), no additional equity grants will be made under the 2012 Plan.

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”), pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of February 2, 2019, there were 3,464,826 shares available for grant under the 2015 Plan.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity and related information follows for 2016, 2017 and 2018 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 30, 2016	6,991,825	$8.04
Granted	518,277	20.37
Forfeited	(135,390)	9.09
Exercised	(1,948,752)	6.83
Outstanding at January 28, 2017	5,425,960	9.62
Granted	357,222	32.64
Forfeited	(93,867)	16.06
Exercised	(1,230,928)	8.46
Outstanding at February 3, 2018	4,458,387	11.65
Granted	279,629	58.96
Forfeited	(23,069)	42.02
Exercised	(968,525)	10.51
Outstanding at February 2, 2019	3,746,422	15.29	5.4	$239,986
Exercisable at February 2, 2019	2,387,429	8.96	4.3	$168,041

The intrinsic value of stock options exercised for 2018, 2017 and 2016 was $59.4 million, $42.7 million and $43.9 million, respectively.

The weighted average grant date fair value per option for options granted during 2018, 2017 and 2016 was $18.78, $10.68 and $6.47, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Risk-free interest rate	2.70%	2.20%	1.72%
Expected dividend yield	—	—	—
Expected life (years)	6.25 years	6.25 years	6.25 years
Expected volatility	25.85%	28.29%	28.52%

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the Company’s RSU activity and related information for 2016, 2017 and 2018 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 30, 2016	—	$—
Granted	137,458	20.36
Forfeited	(740)	20.26
Nonvested balance at January 28, 2017	136,718	20.36
Granted	97,472	32.71
Vested	(26,665)	20.37
Forfeited	(179)	31.45
Nonvested balance at February 3, 2018	207,346	26.15
Granted	64,511	58.93
Vested	(51,657)	26.19
Forfeited	—	—
Nonvested balance at February 2, 2019	220,200	35.75

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within SG&A related to the Company’s equity incentive plans was $7.3 million, $7.4 million and $6.7 million for 2018, 2017 and 2016, respectively.

As of February 2, 2019, there was $13.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years. Compensation costs related to awards are recognized using the straight-line method.

(10)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan (“the Plan”), qualified under Internal Revenue Code (“IRC”) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan and matches the employee’s contribution up to 25% of the first 6% of their annual compensation. The portion that the Company matches is vested ratably over six years. The employer matching contributions to the Plan were $0.2 million in each of 2018, 2017 and 2016.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions in 2018, 2017 or 2016.

(11)	Common Stock

Common Stock

The Company’s capital structure consists of a single class of common stock with one vote per share. The Company has authorized 500,000,000 shares at $0.001 par value per share. Additionally, the Company has authorized 50,000,000 shares of preferred stock at $0.001 par value per share; to date, however, no preferred shares have been issued. Treasury stock, which consists of the Company’s common stock, is accounted for using the cost method.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(12)	Transactions with Affiliates and Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033. The annual lease payments are between $0.9 million and $1.3 million for the next five years and the total remaining payments after the next five years are $4.1 million.

(13)	Segment Reporting

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

The following table summarizes the percentage of net sales by merchandise category for each year presented:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Housewares	15.1%	13.7%	12.7%
Food	11.0	11.9	12.7
Bed and bath	10.1	10.5	10.1
Books and stationery	9.4	10.0	10.6
Floor coverings	7.8	7.7	8.0
Electronics	6.8	6.9	6.7
Toys	6.8	5.5	5.2
Health and beauty aids	5.6	5.5	4.1
Other	27.4	28.3	29.9
	100.0%	100.0%	100.0%

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Quarterly Results of Operations and Seasonality (Unaudited)

The following table reflects quarterly financial results for 2018 and 2017 (in thousands, except for per share data). Each quarterly period listed below consisted of a 13-week period with the exception of the fourth quarter of 2017, which was a 14-week period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$393,934	$283,606	$288,098	$275,739	$356,669	$238,116	$254,645	$227,602
Gross profit	156,729	115,422	112,624	112,876	140,497	97,989	100,226	92,935
Net income	49,894	24,817	29,848	30,454	70,054	18,862	19,712	18,966
Basic earnings per common share	$0.79	$0.40	$0.48	$0.49	$1.13	$0.31	$0.32	$0.31
Diluted earnings per common share	$0.76	$0.38	$0.45	$0.46	$1.07	$0.29	$0.30	$0.29

The fourth quarter of 2017 includes a tax benefit of $30.9 million pursuant to the 2017 Tax Act. See Note 7, “Income Taxes.”

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

(15)	Subsequent Event

Share Repurchase Authorization

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company’s common stock. The shares to be repurchased may be purchased from time to time in open market conditions (including blocks or in privately negotiated transactions). The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic, and business conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from cash on hand or through the utilization of the Company’s revolving credit facility. The repurchase authorization does not require the purchase of a specific number of shares, has a two-year term, and is subject to suspension or termination by the Company’s Board of Directors at any time.

Schedule I - Condensed Financial Information of Registrant
Ollie's Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets
(In thousands)

	February 2, 2019	February 3, 2018
Assets
Total current assets	$—	$—
Long-term assets:
Investment in subsidiaries	942,652	796,462
Total assets	$942,652	$796,462

Liabilities and stockholders' equity
Total current liabilities	$—	$—
Total long-term liabilities	—	—
Total liabilities	—	—
Stockholders’ equity:
Common stock	63	62
Additional paid-in capital	600,234	583,467
Retained earnings	342,441	213,019
Treasury stock, at cost	(86)	(86)
Total stockholders’ equity	942,652	796,462
Total liabilities and stockholders’ equity	$942,652	$796,462

See accompanying notes.

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income
(In thousands)

Fiscal year ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and administrative expenses	—	—	—
Depreciation and amortization expenses	—	—	—
Pre-opening expenses	—	—	—
Operating income	—	—	—
Interest expense, net	—	—	—
Income before income taxes and equity in net income of subsidiaries	—	—	—
Income tax expense	—	—	—
Income before equity in net income of subsidiaries	—	—	—
Net income of subsidiaries	135,013	127,594	59,764
Net income	$135,013	$127,594	$59,764

See accompanying notes.

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.	Basis of presentation

In the parent-company-only financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (“the Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during 2018, 2017 or 2016.

2.	Guarantees and restrictions

Ollie’s Bargain Outlet, Inc., a subsidiary of the Company, made voluntary prepayments of $48.8 million under its Term Loan Facility during 2018, paying the balance in full. Under the terms of the Term Loan Facility, Bargain Parent, Inc., subsidiary of the Company, guaranteed the payment of all principal and interest. In the event of a default under the Term Loan Facility, Bargain Parent, Inc. will be directly liable to the debt holders.

As of February 2, 2019, Ollie’s Bargain Outlet, Inc. also had $98.9 million available for borrowing under its Revolving Credit Facility. Bargain Parent, Inc. has guaranteed all obligations under the Revolving Credit Facility. In the event of default under the Revolving Credit Facility, Bargain Parent, Inc. will be directly liable to the debt holders. The Revolving Credit Facility matures on January 29, 2021.

The credit facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of such agreements. The Company was in compliance with all terms of such agreements during and as of the fiscal year ended February 2, 2019.

The provisions of the credit facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of February 2, 2019, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the credit facilities, subject to certain exceptions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures under the Exchange Act as of February 2, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of February 2, 2019, the Company’s disclosure controls and procedures are effective.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 2, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 2, 2019, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2019 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 29, 2019 that appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three year period ended February 2, 2019, and the related notes and the consolidated financial statement schedule, “Schedule I – Condensed Financial Information of Registrant” (collectively, the consolidated financial statements), and our report dated March 29, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 29, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive proxy statement in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year ended February 2, 2019, and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: March 29, 2019	By:	/s/ Jay Stasz
Name: Jay Stasz Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Butler, Jay Stasz and Kenneth R. Bertram each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

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