Form 10-Q
period 2019-05-04
Ollie's Bargain Outlet Holdings, Inc.
filed 2019-06-10
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Ollie’s Bargain Outlet Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)

001-37501	80-0848819
(Commission File Number)	(IRS Employer Identification No.)

6295 Allentown Boulevard Suite 1 Harrisburg, Pennsylvania	17112
(Address of principal executive offices)	(Zip Code)

(717) 657-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered

Common Stock, $0.001 par value	OLLI	The NASDAQ Stock Market LLC

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 5, 2019 was 63,483,898.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
Net sales	$324,854	$275,739
Cost of sales	192,120	162,863
Gross profit	132,734	112,876
Selling, general and administrative expenses	83,332	72,364
Depreciation and amortization expenses	3,409	2,763
Pre-opening expenses	5,209	1,764
Operating income	40,784	35,985
Interest (income) expense, net	(145)	538
Loss on extinguishment of debt	-	100
Income before income taxes	40,929	35,347
Income tax expense	2,212	4,893
Net income	$38,717	$30,454
Earnings per common share:
Basic	$0.61	$0.49
Diluted	$0.59	$0.46
Weighted average common shares outstanding:
Basic	63,188	62,169
Diluted	66,176	65,624

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	May 4, 2019	May 5, 2018	February 2, 2019
Current assets:
Cash and cash equivalents	$58,511	$27,614	$51,941
Inventories	329,065	276,040	296,407
Accounts receivable	961	414	570
Prepaid expenses and other assets	5,723	8,132	9,579
Total current assets	394,260	312,200	358,497
Property and equipment, net of accumulated depreciation of $64,446, $53,276 and $60,433, respectively	134,498	55,647	119,052
Operating lease right-of-use assets	273,099	-	-
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $0, $1,909 and $2,160, respectively	230,559	232,555	232,304
Other assets	2,022	2,084	4,300
Total assets	$1,479,288	$1,047,336	$1,159,003
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$197	$10,143	$238
Accounts payable	92,738	75,420	77,431
Income taxes payable	9,429	10,858	7,393
Current portion of operating lease liabilities	50,955	-	-
Accrued expenses and other	58,773	47,067	65,934
Total current liabilities	212,092	143,488	150,996
Revolving credit facility	-	-	-
Long-term debt	413	13,926	441
Deferred income taxes	55,424	57,094	55,616
Long-term operating lease liabilities	222,976	-	-
Other long-term liabilities	7	7,113	9,298
Total liabilities	490,912	221,621	216,351
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 63,492, 62,358 and 63,015 shares issued, respectively	63	62	63
Additional paid-in capital	607,241	587,857	600,234
Retained earnings	381,158	237,882	342,441
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)
Total stockholders’ equity	988,376	825,715	942,652
Total liabilities and stockholders’ equity	$1,479,288	$1,047,336	$1,159,003

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 3, 2018	62,007	$62	(9)	$(86)	$583,467	$213,019	$796,462
Cumulative effect of adopting ASU 2014-09	-	-	-	-	-	(5,591)	(5,591)
Stock-based compensation expense	-	-	-	-	1,600	-	1,600
Proceeds from stock options exercised	312	-	-	-	3,492	-	3,492
Vesting of restricted stock	51	-	-	-	-	-	-
Common shares withheld for taxes	(12)	-	-	-	(702)	-	(702)
Net income	-	-	-	-	-	30,454	30,454
Balance as of May 5, 2018	62,358	$62	(9)	$(86)	$587,857	$237,882	$825,715

Balance as of February 2, 2019	63,015	$63	(9)	$(86)	$600,234	$342,441	$942,652
Stock-based compensation expense	-	-	-	-	2,193	-	2,193
Proceeds from stock options exercised	437	-	-	-	6,081	-	6,081
Vesting of restricted stock	56	-	-	-	-	-	-
Common shares withheld for taxes	(16)	-	-	-	(1,267)	-	(1,267)
Net income	-	-	-	-	-	38,717	38,717
Balance as of May 4, 2019	63,492	$63	(9)	$(86)	$607,241	$381,158	$988,376

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net income	$38,717	$30,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,116	3,309
Amortization of debt issuance costs	104	128
Amortization of original issue discount	-	2
Loss on extinguishment of debt	-	100
Gain on sale of assets	(10)	(6)
Amortization of intangibles	-	84
Deferred income tax provision (benefit)	11	(57)
Deferred rent expense	-	128
Stock-based compensation expense	2,193	1,600
Changes in operating assets and liabilities:
Inventories	(32,658)	(20,855)
Accounts receivable	(391)	857
Prepaid expenses and other assets	(876)	(188)
Accounts payable	15,424	1,500
Income taxes payable	2,036	4,823
Accrued expenses and other liabilities	(6,690)	(6,531)
Net cash provided by operating activities	21,976	15,348
Cash flows from investing activities:
Purchases of property and equipment	(20,123)	(4,719)
Proceeds from sale of property and equipment	16	11
Net cash used in investing activities	(20,107)	(4,708)
Cash flows from financing activities:
Borrowings on revolving credit facility	336,965	287,750
Repayments on revolving credit facility	(336,965)	(287,750)
Repayments on term loan and finance leases	(113)	(25,050)
Proceeds from stock option exercises	6,081	3,492
Common shares withheld for taxes	(1,267)	(702)
Net cash provided by (used in) financing activities	4,701	(22,260)
Net increase (decrease) in cash and cash equivalents	6,570	(11,620)
Cash and cash equivalents at the beginning of the period	51,941	39,234
Cash and cash equivalents at the end of the period	$58,511	$27,614
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$129	$421
Income taxes	$163	$127
Non-cash investing activities:
Accrued purchases of property and equipment	$5,136	$1,279

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 4, 2019 and May 5, 2018

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

Since its first store opened in 1982, the Company has grown to 324 retail locations in 23 states as of May 4, 2019. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended May 4, 2019 and May 5, 2018 refer to the thirteen weeks from February 3, 2019 to May 4, 2019 and from February 4, 2018 to May 5, 2018, respectively.  References to “2018” refer to the fiscal year ended February 2, 2019, which consisted of a 52-week period.  References to “2019” refer to the fiscal year ending February 1, 2020, which consists of a 52-week period.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of May 4, 2019 and May 5, 2018, and the condensed consolidated statements of income, stockholders’ equity and cash flows for the thirteen weeks ended May 4, 2019 and May 5, 2018 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2019 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The Company’s balance sheet as of February 2, 2019, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019 (“Annual Report”), but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for 2018 and footnotes thereto included in the Annual Report.

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

May 4, 2019 and May 5, 2018

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and its credit facilities. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The carrying amount of the Company’s credit facilities approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

(f)	Recently Adopted Accounting Pronouncements

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

The Company adopted ASU 2016-02 as of February 3, 2019 using the modified retrospective transition method, including the option to not restate comparative periods.  As a part of the adoption process, the Company has elected the practical expedients that do not require it to reassess existing contracts to determine if they contain leases under the new definition of a lease, or to reassess historical lease classification or initial direct costs. The Company also adopted the practical expedient to not separate lease and non-lease components for new leases after adoption of the new standard.  In addition, the Company applied a policy election to exclude leases with an initial term of 12 months or less from balance sheet recognition.  The Company did not adopt the hindsight practical expedient and, therefore, will continue to utilize lease terms determined under previous lease guidance.

Adoption of the standard had a material impact on the condensed consolidated balance sheet and related disclosures and resulted in recognition of right-of-use assets of $268.2 million and lease liabilities for operating leases of $269.1 million as of February 3, 2019, while eliminating pre-existing balances for other assets of $6.9 million, deferred rent and tenant improvement allowances of $9.5 million and intangible assets related to favorable leases of $1.7 million which were reclassified to the operating lease right-of-use asset.  The standard did not have a material impact on the Company’s condensed consolidated statements of income, stockholders’ equity or cash flows.  Refer to Note 4 for further details.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 4, 2019 and May 5, 2018

(Unaudited)

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

Revenue Recognition

Revenue is deferred for the Ollie’s Army loyalty program where members accumulate points that can be redeemed for discounts on future purchases. The Company has determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the discount awards based upon its relative standalone selling price, which considers historical redemption patterns for the award. Revenue is recognized as those discount awards are redeemed. Discount awards which are issued upon the achievement of specified point levels are valid for a maximum of 90 days from the date of issuance.  At the end of each fiscal period, unredeemed discount awards and accumulated points to earn a future discount award are reflected as a liability.  Discount awards are combined in one homogeneous pool and are not separately identifiable.  Therefore, the revenue recognized consists of discount awards redeemed that were included in the deferred revenue balance at the beginning of the period as well as discount awards issued during the current period.  The following table is a reconciliation of the liability related to this program (in thousands):

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
Beginning Balance	$9,055	$8,321
Revenue deferred	4,294	2,575
Revenue recognized	(3,939)	(2,364)
Ending Balance	$9,410	$8,532

Gift card breakage for gift card liabilities not subject to escheatment is recognized as revenue in proportion to the redemption of gift cards.  The rate applied to redemptions is based upon a historical breakage rate.  Gift cards are combined in one homogenous pool and are not separately identifiable.  Therefore, the revenue recognized consists of gift cards that were included in the liability at the beginning of the period as well as gift cards that were issued during the period.  The following table is a reconciliation of the gift card liability (in thousands):

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
Beginning Balance	$1,448	$1,223
Gift card issuances	1,065	908
Gift card redemption and breakage	(1,167)	(990)
Ending Balance	$1,346	$1,141

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 4, 2019 and May 5, 2018

(Unaudited)

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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended
	May 4, 2019	May 5, 2018

Net income	$38,717	$30,454
Weighted average number of common shares outstanding – Basic	63,188	62,169
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	2,988	3,455
Weighted average number of common shares outstanding - Diluted	66,176	65,624
Earnings per common share – Basic	$0.61	$0.49
Earnings per common share - Diluted	$0.59	$0.46

The effect of the weighted average assumed exercise of stock options outstanding totaling 145,684 and 124,738 for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 29,127 and 26,333 for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(4)	Commitments and Contingencies

Commitments

On February 3, 2019, the first day of Ollie’s fiscal year 2019, the Company adopted ASU 2016-02, Leases, which requires that lessees recognize right-of-use assets and lease liabilities for all leases on the balance sheet.  Ollie’s generally leases its stores, offices and distribution facilities under operating leases that expire at various dates through 2033.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales.  A majority of the Company’s leases also require a payment for all or a portion of insurance, real estate taxes, water and sewer costs and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense.  Most of the leases contain options to renew for three to five successive five-year periods.  The Company is generally not reasonably certain to exercise renewal options, therefore the options are not considered in determining the lease term, and associated potential option payments are excluded from the lease payments.  Ollie’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Lease cost for operating leases for the thirteen weeks ended May 4, 2019 and May 5, 2018 was $15.2 million and $12.0 million, respectively, which was classified in selling, general and administrative expenses on the condensed consolidated statements of income.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 4, 2019 and May 5, 2018

(Unaudited)

The following table summarizes the maturity of the Company’s operating lease liabilities as of May 4, 2019 (in thousands):

2019	$46,911
2020	54,289
2021	52,737
2022	46,555
2023	41,559
Thereafter	72,751
Total undiscounted lease payments (1)	314,802
Less: Imputed interest	(40,871)
Total lease obligations	273,931
Less: Current obligations under leases	(50,955)
Long-term lease obligations	$222,976

(1)	Lease obligations exclude $31.8 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of May 4, 2019:

Cash paid for operating leases	$15,307
Non-cash right-of-use assets obtained in exchange for lease obligations	17,613
Weighted-average remaining lease term	6 years
Weighted-average discount rate	4.5%

The Company adopted the new lease standard in the first quarter of 2019 as discussed in Note 1, and as required, the following disclosure is provided for periods prior to adoption.  As of February 2, 2019, the following is a schedule by year of future minimum rental payments required under non-cancelable operating leases, including renewal periods that were reasonably assured and that had initial or remaining lease terms in excess of one year, excluding any payments related to insurance, taxes, or maintenance (in thousands):

2019	$60,804
2020	56,106
2021	49,226
2022	42,724
2023	34,876
Thereafter	65,218
Total minimum lease payments	$308,954

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 4, 2019 and May 5, 2018

(Unaudited)

Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s made $0.3 million and $0.4 million in rent payments to such related parties during each of the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

Contingencies

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

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	May 4, 2019	May 5, 2018	February 2, 2019
Deferred revenue	$10,756	$8,532	$10,503
Compensation and benefits	7,266	6,910	16,438
Insurance	6,831	3,918	6,159
Freight	6,216	4,434	4,496
Sales and use taxes	5,820	4,721	3,464
Real estate related	3,950	3,772	3,748
Advertising	3,821	3,339	5,678
Other	14,113	11,441	15,448
	$58,773	$47,067	$65,934

(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	May 4, 2019	May 5, 2018	February 2, 2019

Term loan, net	$-	$23,655	$-
Finance leases	610	414	679
Total debt	610	24,069	679
Less: current portion	(197)	(10,143)	(238)
Long-term debt	$413	$13,926	$441

The Company’s credit facilities (“Credit Facilities”) consist of a $200.0 million term loan (“Term Loan Facility”), which was fully paid as of February 2, 2019, and a $100.0 million revolving credit facility (“Revolving Credit Facility”), which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. Loans under the Credit Facilities mature on January 29, 2021.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 4, 2019 and May 5, 2018

(Unaudited)

The interest rates for the Credit Facilities are not subject to a floor and are calculated as the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the Eurodollar Rate plus 1.0%, plus the Applicable Margin, or, for Eurodollar Loans, the Eurodollar Rate plus the Applicable Margin. The Applicable Margin will vary from 0.75% to 1.25% for a Base Rate Loan and 1.75% to 2.25% for a Eurodollar Loan, based on reference to the total leverage ratio (total debt to adjusting EBITDA, as defined in the agreement).

The Company made voluntary prepayments under the Term Loan Facility totaling $48.8 million during 2018, paying the balance in full.

Under the terms of the Revolving Credit Facility, as of May 4, 2019, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of May 4, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility, with $98.1 million of borrowing availability, letter of credit commitments of $1.6 million and $0.3 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.250% to 0.375% per annum.

The Credit Facilities are collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreements. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.1 to 1.0 and a total leverage test of no greater than 3.5 to 1.0. The Company was in compliance with all terms of the Credit Facilities during the thirteen weeks ended May 4, 2019.

The provisions of the Credit Facilities restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of May 4, 2019, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facilities, subject to certain exceptions.

(7)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period.  The effective tax rates for the thirteen weeks ended May 4, 2019 and May 5, 2018 were 5.4% and 13.8%, respectively.  The reduced effective tax rate in the thirteen weeks ended May 4, 2019 was primarily the result of an increase in excess tax benefits related to stock-based compensation.  These discrete tax benefits totaled $8.1 million and $3.9 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 4, 2019 and May 5, 2018

(Unaudited)

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of May 4, 2019, there were 3,133,750 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for the thirteen weeks ended May 4, 2019 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at February 2, 2019	3,746,422	$15.29
Granted	286,849	79.96
Forfeited	(13,504)	64.25
Exercised	(437,204)	13.91
Outstanding at May 4, 2019	3,582,563	20.46	5.4
Exercisable at May 4, 2019	2,435,065	10.83	4.3

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

The expected life of stock options was estimated using the “simplified method,” as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.  The simplified method is based on the average of the vesting tranches and the contractual life of each grant.  For stock price volatility, the Company uses its historical information since its initial public offering as well as comparable public companies’ information as a basis for its expected volatility to calculate the fair value of option grants.  The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

The weighted average grant date fair value per option for options granted during the thirteen weeks ended May 4, 2019 and May 5, 2018 was $24.95 and $18.73, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

May 4, 2019 and May 5, 2018

(Unaudited)

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
Risk-free interest rate	2.43%	2.70%
Expected dividend yield	—	—
Expected term (years)	6.25 years	6.25 years
Expected volatility	25.88%	25.84%

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over three or four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the thirteen weeks ended May 4, 2019 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 2, 2019	220,200	$35.75
Granted	58,530	80.12
Forfeited	(799)	75.90
Vested	(56,360)	33.84
Non-vested balance at May 4, 2019	221,571	47.81

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $2.2 million and $1.6 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

As of May 4, 2019, there was $22.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.0 years.  Compensation costs related to awards are recognized using the straight-line method.

(9)	Subsequent Events

On May 22, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “New Revolving Credit Facility”). The loans under the New Revolving Credit Facility mature on May 22, 2024. In addition, the Company may, at any time and from time to time add term loan facilities or additional revolving commitments up to $150.0 million together with certain additional amounts pursuant to terms and conditions set out in the Credit Agreement.

On May 31, 2019, OBO Ventures, Inc. (“OBO”), a wholly owned subsidiary of the Company, entered into a sale-leaseback transaction with an unaffiliated third-party involving 12 former Toys “R” Us store locations which were acquired by OBO on August 29, 2018.  OBO received approximately $42 million in cash for the 12 locations.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 29, 2019. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,”  “we,” “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2019” refer to the 52-week period from February 3, 2019 to February 1, 2020. References to “2018” refer to the 52-week period from February 4, 2018 to February 2, 2019. The fiscal quarters or “first quarter” ended May 4, 2019 and May 5, 2018 refer to the 13 weeks from February 3, 2019 to May 4, 2019 and from February 4, 2018 to May 5, 2018, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including tax legislation, and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop, and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation and the outcomes thereof; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; risks associated with the timely and effective deployment and protection of computer  networks and other electronic systems; the risks associated with doing business with international manufacturers including, but not limited to, potential increases in tariffs on imported goods; changes in government regulations, procedures and requirements; and our ability to service indebtedness and to comply with our financial covenants together with the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report on Form 10-K. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Our Growth Strategy

Since 1982, when we were founded, we have grown organically by backfilling in existing marketplaces and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer.  Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 324 stores located in 23 states as of May 4, 2019.

Our stores are currently supported by two distribution centers, one in York, PA and one in Commerce, GA, which we believe can support between 350 to 400 stores.  In 2018, we acquired a 58-acre parcel of land in Lancaster, TX to construct our third distribution center which will be approximately 615,000 square feet and will support 150 to 200 additional stores.  We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

•	expanding the capacity of our distribution centers to their current 1.6 million square feet plus an additional 615,000 square feet once the new distribution center is fully operational; and

•	investing in information technology, accounting, and warehouse management systems.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target new store sales of approximately $3.9 million.

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

We opened 21 new stores during the thirteen weeks ended May 4, 2019.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are approximately seven years with options to renew for three to five successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

We define EBITDA as net income before net interest expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes.  Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock-based compensation expense, gain from insurance settlement and non-cash purchase accounting items.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations.”

Factors Affecting the Comparability of our Results of Operations

Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Historical Results

Historical results are not necessarily indicative of the results to be expected for any future period.

Financing Transactions

Our credit facilities consisted of a $200.0 million term loan (“Term Loan Facility”) and $100.0 million revolving credit facility (“Revolving Credit Facility,” and together with the Term Loan, the “Credit Facilities”) which includes a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.

Index
On May 22, 2019, we amended and restated our Revolving Credit Facility to effect several amendments thereto and extend the maturity thereunder to May 22, 2024. For further information, see Note 9 under “Notes to Unaudited Condensed Consolidated Financial Statements”.

The Company made voluntary prepayments under the Term Loan Facility totaling $48.8 million during 2018, paying the balance in full.

Store Openings

We opened 21 and eight new stores in the thirteen weeks ended May 4, 2019 and May 5, 2018 respectively. In connection with these store openings, we incurred pre-opening expenses of $5.2 million and $1.8 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

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

We derived the condensed consolidated statements of income for the thirteen weeks ended May 4, 2019 and May 5, 2018 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index
	Thirteen weeks ended
	May 4, 2019	May 5, 2018
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$324,854	$275,739
Cost of sales	192,120	162,863
Gross profit	132,734	112,876
Selling, general and administrative expenses	83,332	72,364
Depreciation and amortization expenses	3,409	2,763
Pre-opening expenses	5,209	1,764
Operating income	40,784	35,985
Interest (income) expense, net	(145)	538
Loss on extinguishment of debt	-	100
Income before income taxes	40,929	35,347
Income tax expense	2,212	4,893
Net income	$38,717	$30,454
Percentage of net sales (1):
Net sales	100.0%	100.0%
Cost of sales	59.1	59.1
Gross profit	40.9	40.9
Selling, general and administrative expenses	25.7	26.2
Depreciation and amortization expenses	1.0	1.0
Pre-opening expenses	1.6	0.6
Operating income	12.6	13.1
Interest (income) expense, net	—	0.2
Loss on extinguishment of debt	—	—
Income before income taxes	12.6	12.8
Income tax expense	0.7	1.8
Net income	11.9%	11.0%
Select operating data:
New store openings	21	8
Number of stores open at end of period	324	276
Average net sales per store (2)	$1,032	$1,011
Comparable stores sales change	0.8%	1.9%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
	( dollars in thousands)
Net income	$38,717	$30,454
Interest (income) expense, net	(145)	538
Loss on extinguishment of debt	-	100
Depreciation and amortization expenses (1)	4,199	3,393
Income tax expense	2,212	4,893
EBITDA	44,983	39,378
Gain from insurance settlement	(565)	-
Non-cash stock-based compensation expense	2,193	1,600
Non-cash purchase accounting items (2)	-	(1)
Adjusted EBITDA	$46,611	$40,977

(1)
Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income and amortization of acquisition-related favorable lease adjustments which is included within SG&A on our condensed consolidated statements of income.

(2)	Includes purchase accounting impact from unfavorable lease liabilities related to a prior acquisition.

First Quarter 2019 Compared to First Quarter 2018

Net Sales

Net sales increased to $324.9 million in the thirteen weeks ended May 4, 2019 from $275.7 million in the thirteen weeks ended May 5, 2018, an increase of $49.1 million, or 17.8%.  The increase was the result of a comparable store sales increase of $2.1 million, or 0.8%, and a non-comparable store sales increase of $47.0 million.  The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months.

Comparable store sales increased 0.8% for the thirteen weeks ended May 4, 2019 compared to a 1.9% increase for the thirteen weeks ended May 5, 2018.  The increase in comparable store sales for the thirteen weeks ended May 4, 2019 was driven by strong sales in our floor coverings, health and beauty aids, and electronics departments offset by decreases in the food and stationery departments.

Cost of Sales

Cost of sales increased to $192.1 million in the thirteen weeks ended May 4, 2019 from $162.9 million in the thirteen weeks ended May 5, 2018, an increase of $29.3 million, or 18.0%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $132.7 million in the thirteen weeks ended May 4, 2019 from $112.9 million in the thirteen weeks ended May 5, 2018, an increase of $19.9 million, or 17.6%. Gross margin was consistent for the thirteen weeks ended May 4, 2019 and the thirteen weeks ended May 5, 2018 at 40.9% as both merchandise margin and supply chain costs as a percentage of net sales were even compared to the prior year.

Selling, General and Administrative Expenses

SG&A increased to $83.3 million in the thirteen weeks ended May 4, 2019 from $72.4 million in the thirteen weeks ended May 5, 2018, an increase of $11.0 million, or 15.2%.  Included in SG&A in the thirteen weeks ended May 4, 2019 is $0.6 million of income related to a gain from an insurance settlement.  Excluding this gain, SG&A increased 15.9% to $83.9 million in the thirteen weeks ended May 4, 2019.  The increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume.  The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs and other store related expenses.

Index
Pre-Opening Expenses

Pre-opening expenses increased to $5.2 million in the thirteen weeks ended May 4, 2019 from $1.8 million in the thirteen weeks ended May 5, 2018, an increase of $3.4 million, or 195.3%. The increase in pre-opening expenses during the thirteen weeks ended May 4, 2019 was due to the timing and number of new store openings.

Interest (Income) Expense, Net

Net interest income was $0.1 million in the thirteen weeks ended May 4, 2019 compared to net interest expense of $0.5 million in the thirteen weeks ended May 5, 2018, a net decrease in expense of $0.7 million.  The Term Loan Facility was paid in full during 2018, decreasing our average outstanding debt balance during the thirteen weeks ended May 4, 2019, which decreased our interest expense.

Income Tax Expense

Income tax expense for the thirteen weeks ended May 4, 2019 was $2.2 million compared to $4.9 million for the thirteen weeks ended May 5, 2018.  The effective tax rates for the thirteen weeks ended May 4, 2019 and May 5, 2018 were 5.4% and 13.8%, respectively.  The reduced effective tax rate in the thirteen weeks ended May 4, 2019 was primarily the result of an increase in excess tax benefits related to stock-based compensation.  These discrete tax benefits totaled $8.1 million and $3.9 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

Net Income

As a result of the foregoing, net income increased to $38.7 million in the thirteen weeks ended May 4, 2019 from $30.5 million in the thirteen weeks ended May 5, 2018, an increase of $8.3 million or 27.1%.

Adjusted EBITDA

Adjusted EBITDA increased to $46.6 million in the thirteen weeks ended May 4, 2019 from $41.0 million in the thirteen weeks ended May 5, 2018, an increase of $5.6 million, or 13.7%, largely driven by increased gross profit dollars due to the increased sales volume.  In addition, as a result of the sales increase in the period, SG&A as a percentage of net sales, excluding the gain from the insurance settlement, decreased by 40 basis points, all resulting in increased adjusted EBITDA compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of May 4, 2019, we had $98.1 million of available borrowings under our Revolving Credit Facility and $58.5 million of cash and cash equivalents on hand. On May 22, 2019, we amended and restated our Revolving Credit Facility to effect several amendments thereto and extend the maturity thereunder to May 22, 2024. For further information, see Note 9 under “Notes to Unaudited Condensed Consolidated Financial Statements”.

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  For the thirteen weeks ended May 4, 2019, we spent $20.1 million for capital expenditures compared to $4.7 million for the thirteen weeks ended May 5, 2018. We expect to fund capital expenditures from net cash provided by operating activities. We opened 21 stores during the thirteen weeks ended May 4, 2019 and expect to open between 42 and 44 stores during 2019. We also expect to invest in our distribution centers, including the 58-acre parcel of land in Lancaster, TX acquired in 2018 for the construction of our third distribution center. In addition, we expect to invest in store resets and general corporate capital expenditures, including information technology, in 2019.

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

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen weeks ended
	May 4, 2019	May 5, 2018
	(in thousands)
Net cash provided by operating activities	$21,976	$15,348
Net cash used in investing activities	(20,107)	(4,708)
Net cash provided by (used in) financing activities	4,701	(22,260)
Net increase (decrease) in cash and cash equivalents	$6,570	$(11,620)

Cash Provided by Operating Activities

Net cash provided by operating activities for the thirteen weeks ended May 4, 2019 and May 5, 2018 was $22.0 million and $15.3 million, respectively.  The increase in net cash provided by operating activities for the thirteen weeks ended May 4, 2019 was primarily due to increases in net income due to new store openings.

Cash Used in Investing Activities

Net cash used in investing activities for the thirteen weeks ended May 4, 2019 and May 5, 2018 was $20.1 million and $4.7 million, respectively.  The increase in cash used in investing activities relates to the continued construction of our third distribution center, which totaled approximately $10.1 million, and the timing of capital expenditures for our new store locations.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $4.7 million in the thirteen weeks ended May 4, 2019 compared to net cash used in financing activities of $22.3 million in the thirteen weeks ended May 5, 2018.  The net change in financing activities is primarily due to the pay off of the term loan in 2018.

Index
Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K, other than those which occur in the ordinary course of business.

During the thirteen weeks ended May 4, 2019, eight new store leases commenced.  The fully executed leases have initial terms of approximately seven years with options to renew for three to five successive five-year periods which have future minimum lease payments which total approximately $12.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. There have been no significant changes in the significant accounting policies and estimates.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1(f) to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our credit facilities, which bear interest at variable rates. As of May 4, 2019, we had no outstanding variable rate debt under our Revolving Credit Facility and no outstanding variable rate debt under our Term Loan Facility, which was paid in full in 2018.

As of May 4, 2019, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K filed with the SEC on March 29, 2019.

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

Index
Changes in Internal Control over Financial Reporting

We adopted ASU 2016-02, Leases, as of February 3, 2019. As a result, we implemented controls related to the adoption and the related financial statement reporting. There were no other changes to our internal control over financial reporting during the thirteen weeks ended May 4, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 1A in our Annual Report on Form 10-K for the year ended February 2, 2019 for a detailed description of risk factors affecting the Company.  There have been no significant changes from the risk factors previously disclosed in those filings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

10.1†
Amended and Restated Credit Agreement, dated May 22, 2019, among Bargain Parent, Inc., OBO Ventures, Inc. and certain subsidiaries, as borrowers, Manufacturers and Traders Trust Company, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on May 24, 2019 (No. 001-37501)).

10.2†
Amended and Restated Guarantee and Collateral Agreement, dated May 22, 2019, Bargain Parent, Inc., Ollie’s Holdings, Inc., OBO Ventures, Inc. and certain subsidiaries, in favor of Manufacturers and Trading Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on May 24, 2019 (No. 001-37501)).

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
† Previously filed.

** Submitted electronically with this Report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 10, 2019	/s/ Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)