Form 10-Q
period 2019-08-03
Ollie's Bargain Outlet Holdings, Inc.
filed 2019-09-06
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 3, 2019 was 63,589,467.

Index

Index

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$333,865	$288,098	$658,719	$563,837
Cost of sales	209,832	175,474	401,952	338,337
Gross profit	124,033	112,624	256,767	225,500
Selling, general and administrative expenses	87,350	72,990	170,682	145,354
Depreciation and amortization expenses	3,512	2,854	6,921	5,617
Pre-opening expenses	2,420	1,917	7,629	3,681
Operating income	30,751	34,863	71,535	70,848
Interest (income) expense, net	(372)	278	(517)	816
Loss on extinguishment of debt	-	-	-	100
Income before income taxes	31,123	34,585	72,052	69,932
Income tax expense	5,953	4,737	8,165	9,630
Net income	$25,170	$29,848	$63,887	$60,302
Earnings per common share:
Basic	$0.40	$0.48	$1.01	$0.97
Diluted	$0.38	$0.45	$0.96	$0.92
Weighted average common shares outstanding:
Basic	63,517	62,444	63,351	62,306
Diluted	66,300	65,868	66,237	65,745

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	August 3, 2019	August 4, 2018	February 2, 2019
Current assets:
Cash and cash equivalents	$78,473	$29,415	$51,941
Inventories	354,576	287,440	296,407
Accounts receivable	1,191	1,602	570
Prepaid expenses and other assets	5,403	9,918	9,579
Total current assets	439,643	328,375	358,497
Property and equipment, net of accumulated depreciation of $68,569, $56,579 and $60,433, respectively	105,321	57,991	119,052
Operating lease right-of-use assets	321,428	-	-
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $0, $1,992 and $2,160, respectively	230,559	232,472	232,304
Other assets	2,540	4,081	4,300
Total assets	$1,544,341	$1,067,769	$1,159,003
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$269	$10,178	$238
Accounts payable	91,860	69,015	77,431
Income taxes payable	1,414	-	7,393
Current portion of operating lease liabilities	54,628	-	-
Accrued expenses and other	58,266	51,762	65,934
Total current liabilities	206,437	130,955	150,996
Revolving credit facility	-	-	-
Long-term debt	515	11,516	441
Deferred income taxes	55,198	57,184	55,616
Long-term operating lease liabilities	264,715	-	-
Other long-term liabilities	7	7,961	9,298
Total liabilities	526,872	207,616	216,351
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 63,592, 62,611 and 63,015 shares issued, respectively	64	63	63
Additional paid-in capital	611,163	592,446	600,234
Retained earnings	406,328	267,730	342,441
Treasury - common stock, at cost; 9 shares	(86)	(86)	(86)
Total stockholders’ equity	1,017,469	860,153	942,652
Total liabilities and stockholders’ equity	$1,544,341	$1,067,769	$1,159,003

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended August 3, 2019 and August 4, 2018
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of May 4, 2019	63,492	$63	(9)	$(86)	$607,241	$381,158	$988,376
Stock-based compensation expense	-	-	-	-	2,432	-	2,432
Proceeds from stock options exercised	99	1	-	-	1,490	-	1,491
Vesting of restricted stock	1	-	-	-	-	-	-
Net income	-	-	-	-	-	25,170	25,170
Balance as of August 3, 2019	63,592	$64	(9)	$(86)	$611,163	$406,328	$1,017,469

Balance as of May 5, 2018	62,358	$62	(9)	$(86)	$587,857	$237,882	$825,715
Stock-based compensation expense	-	-	-	-	1,910	-	1,910
Proceeds from stock options exercised	252	1	-	-	2,679	-	2,680
Vesting of restricted stock	1	-	-	-	-	-	-
Net income	-	-	-	-	-	29,848	29,848
Balance as of August 4, 2018	62,611	$63	(9)	$(86)	$592,446	$267,730	$860,153

	Twenty-six weeks ended August 3, 2019 and August 4, 2018
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 2, 2019	63,015	$63	(9)	$(86)	$600,234	$342,441	$942,652
Stock-based compensation expense	-	-	-	-	4,625	-	4,625
Proceeds from stock options exercised	536	1	-	-	7,571	-	7,572
Vesting of restricted stock	57	-	-	-	-	-	-
Common shares withheld for taxes	(16)	-	-	-	(1,267)	-	(1,267)
Net income	-	-	-	-	-	63,887	63,887
Balance as of August 3, 2019	63,592	$64	(9)	$(86)	$611,163	$406,328	$1,017,469

Balance as of February 3, 2018	62,007	$62	(9)	$(86)	$583,467	$213,019	$796,462
Cumulative effect of adopting ASU 2014-09	-	-	-	-	-	(5,591)	(5,591)
Stock-based compensation expense	-	-	-	-	3,510	-	3,510
Proceeds from stock options exercised	564	1	-	-	6,171	-	6,172
Vesting of restricted stock	52	-	-	-	-	-	-
Common shares withheld for taxes	(12)	-	-	-	(702)	-	(702)
Net income	-	-	-	-	-	60,302	60,302
Balance as of August 4, 2018	62,611	$63	(9)	$(86)	$592,446	$267,730	$860,153

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net income	$63,887	$60,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,369	6,723
Amortization of debt issuance costs	168	248
Amortization of original issue discount	-	3
Loss on extinguishment of debt	-	100
Gain on sale of assets	(13)	(24)
Amortization of intangibles	-	167
Deferred income tax (benefit) provision	(215)	33
Deferred rent expense	-	994
Stock-based compensation expense	4,625	3,510
Changes in operating assets and liabilities:
Inventories	(58,169)	(32,255)
Accounts receivable	(621)	(331)
Prepaid expenses and other assets	(586)	(4,075)
Accounts payable	14,140	(4,776)
Income taxes payable	(5,979)	(6,035)
Accrued expenses and other liabilities	(6,967)	(2,055)
Net cash provided by operating activities	18,639	22,529
Cash flows from investing activities:
Purchases of property and equipment	(40,351)	(10,241)
Proceeds from sale of property and equipment	42,693	43
Net cash provided by (used in) investing activities	2,342	(10,198)
Cash flows from financing activities:
Borrowings on revolving credit facility	703,933	599,162
Repayments on revolving credit facility	(703,933)	(599,162)
Repayments on term loan and finance leases	(202)	(27,620)
Payment of debt issuance costs	(552)	-
Proceeds from stock option exercises	7,572	6,172
Common shares withheld for taxes	(1,267)	(702)
Net cash provided by (used in) financing activities	5,551	(22,150)
Net increase (decrease) in cash and cash equivalents	26,532	(9,819)
Cash and cash equivalents at the beginning of the period	51,941	39,234
Cash and cash equivalents at the end of the period	$78,473	$29,415
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$208	$581
Income taxes	$14,357	$16,284
Non-cash investing activities:
Accrued purchases of property and equipment	$5,425	$1,352

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2019 and August 4, 2018
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

Since its first store opened in 1982, the Company has grown to 332 retail locations in 23 states as of August 3, 2019. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended August 3, 2019 and August 4, 2018 refer to the thirteen weeks from May 5, 2019 to August 3, 2019 and from May 6, 2018 to August 4, 2018, respectively.  References to year-to-date periods ending August 3, 2019 and August 4, 2018 refer to the twenty-six weeks from February 3, 2019 to August 3, 2019 and February 4, 2018 to August 4, 2018, respectively.  References to “2018” refer to the fiscal year ended February 2, 2019, which consisted of a 52-week period.  References to “2019” refer to the fiscal year ending February 1, 2020, which consists of a 52-week period.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of August 3, 2019 and August 4, 2018, the condensed consolidated statements of income and stockholders’ equity for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively, and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 3, 2019 and August 4, 2018 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2019 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
August 3, 2019 and August 4, 2018
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

The Company adopted ASU 2016-02 as of February 3, 2019 using the modified retrospective transition method, including the option to not restate comparative periods.  As a part of the adoption process, the Company elected the practical expedients that do not require it to reassess existing contracts to determine if they contain leases under the new definition of a lease, or to reassess historical lease classification or initial direct costs. The Company also adopted the practical expedient to not separate lease and non-lease components for new leases after adoption of the new standard.  In addition, the Company applied a policy election to exclude leases with an initial term of 12 months or less from balance sheet recognition.  The Company did not adopt the hindsight practical expedient and, therefore, will continue to utilize lease terms determined under previous lease guidance.

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
August 3, 2019 and August 4, 2018
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

	Twenty-six weeks ended
	August 3, 2019	August 4, 2018
Beginning Balance	$9,055	$8,321
Revenue deferred	8,028	5,861
Revenue recognized	(7,142)	(5,553)
Ending Balance	$9,941	$8,629

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

	Twenty-six weeks ended
	August 3, 2019	August 4, 2018
Beginning Balance	$1,448	$1,223
Gift card issuances	2,253	1,966
Gift card redemption and breakage	(2,285)	(2,009)
Ending Balance	$1,416	$1,180

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2019 and August 4, 2018
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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income	$25,170	$29,848	$63,887	$60,302
Weighted average number of common shares outstanding – Basic	63,517	62,444	63,351	62,306
Dilutive impact of stock options and restricted stock units	2,783	3,424	2,886	3,439
Weighted average number of common shares outstanding – Diluted	66,300	65,868	66,237	65,745
Earnings per common share – Basic	$0.40	$0.48	$1.01	$0.97
Earnings per common share – Diluted	$0.38	$0.45	$0.96	$0.92

The effect of the weighted average assumed exercise of stock options outstanding totaling 281,328 and 266,285 for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively, and 213,506 and 195,512 for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 219 and 345 for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively, and 14,673 and 13,339 for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(4)	Commitments and Contingencies

Commitments

On February 3, 2019, the first day of Ollie’s fiscal year 2019, the Company adopted ASU 2016-02, Leases, which requires that lessees recognize right-of-use assets and lease liabilities for all leases on the balance sheet.  Ollie’s generally leases its stores, offices and distribution facilities under operating leases that expire at various dates through 2034.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales.  A majority of the Company’s leases also require a payment for all or a portion of insurance, real estate taxes, water and sewer costs and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense.  Most of the leases contain options to renew for three to five successive five-year periods.  The Company is generally not reasonably certain to exercise renewal options, therefore the options are not considered in determining the lease term, and associated potential option payments are excluded from the lease payments.  Ollie’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Lease costs are classified in selling, general and administrative expenses on the condensed consolidated statements of income.  Lease costs for operating leases for the thirteen weeks ended August 3, 2019 and August 4, 2018 were $16.4 million and $12.1 million, respectively.  Lease costs for operating leases for the twenty-six weeks ended August 3, 2019 and August 4, 2018 were $31.7 million and $24.1 million, respectively.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2019 and August 4, 2018
(Unaudited)

The following table summarizes the maturity of the Company’s operating lease liabilities as of August 3, 2019 (in thousands):

2019	$34,186
2020	60,455
2021	59,442
2022	53,260
2023	48,868
Thereafter	118,849
Total undiscounted lease payments (1)	375,060
Less: Imputed interest	(55,717)
Total lease obligations	319,343
Less: Current obligations under leases	(54,628)
Long-term lease obligations	$264,715

(1)          Lease obligations exclude $45.3 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the twenty-six weeks ended August 3, 2019 (dollars in thousands):

Cash paid for operating leases	$31,846
Non-cash right-of-use assets obtained in exchange for lease obligations	56,461
Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	4.5%

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

Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s made $0.7 million and $0.6 million in rent payments to such related parties during each of the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.

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

Sale-Leaseback

On May 31, 2019, OBO Ventures, Inc. (“OBO”), a wholly owned subsidiary of the Company, entered into a sale-leaseback transaction with an unaffiliated third-party involving 12 former Toys “R” Us store locations which were acquired by OBO on August 29, 2018.  OBO received approximately $42.0 million for the 12 locations, which resulted in no net gain or loss.  Each of the 12 leased locations has 15-year lease terms with options for renewal and $34.6 million is included in operating lease liabilities as of August 3, 2019.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2019 and August 4, 2018
(Unaudited)

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	August 3, 2019	August 4, 2018	February 2, 2019
Compensation and benefits	$11,985	$11,557	$16,438
Deferred revenue	11,357	8,629	10,503
Insurance	4,572	5,198	6,159
Sales and use taxes	4,529	3,815	3,464
Freight	4,528	4,113	4,496
Real estate related	4,173	3,888	3,748
Advertising	1,374	1,968	5,678
Other	15,748	12,594	15,448
	$58,266	$51,762	$65,934

(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	August 3, 2019	August 4, 2018	February 2, 2019
Term loan, net	$-	$21,173	$-
Finance leases	784	521	679
Total debt	784	21,694	679
Less: current portion	(269)	(10,178)	(238)
Long-term debt	$515	$11,516	$441

The Company’s prior credit facilities consisted of a $200.0 million term loan, which was fully paid as of February 2, 2019, and a $100.0 million revolving credit facility, which included a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans. Loans under the prior credit facilities would have matured January 29, 2021, however, the Company made voluntary prepayments under the prior term loan facility totaling $48.8 million during 2018, paying the balance in full.

On May 22, 2019, the Company completed a transaction in which it refinanced its credit facility (the “Credit Facility”). The Credit Facility provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”). The loans under the Revolving Credit Facility mature on May 22, 2024. In addition, the Company may, at any time and from time to time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility.

The interest rates for the Credit Facility are calculated as follows: for Base Rate Loans, the higher of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the Eurodollar Rate plus 1.0%, plus the Applicable Margin, or, for Eurodollar Loans, the Eurodollar Rate plus the Applicable Margin. The Applicable Margin will vary from 0.00% to 0.50% for a Base Rate Loan and 1.00% to 1.50% for a Eurodollar Loan, based on availability under the Credit Facility.  The Eurodollar Rate is subject to a 0% floor.

Under the terms of the Revolving Credit Facility, as of August 3, 2019, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of August 3, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility, with $91.1 million of borrowing availability, letter of credit commitments of $8.7 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenants include a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the twenty-six weeks ended August 3, 2019.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of August 3, 2019, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2019 and August 4, 2018
(Unaudited)

(7)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen and twenty-six weeks ended August 3, 2019 were 19.1% and 11.3%, respectively. The effective tax rates for the thirteen and twenty-six weeks ended August 4, 2018 were 13.7% and 13.8%, respectively. The effective tax rates during the thirteen and twenty-six weeks ended August 3, 2019 were affected by excess tax benefits related to stock-based compensation of $1.7 million and $9.8 million respectively. The thirteen and twenty-six weeks ended August 4, 2018 included a similar discrete tax benefit of $3.8 million and $7.7 million, respectively.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”), pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of August 3, 2019, there were 3,135,719 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for the twenty-six weeks ended August 3, 2019 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at February 2, 2019	3,746,422	$15.29
Granted	289,729	80.05
Forfeited	(18,813)	62.05
Exercised	(535,891)	14.13
Outstanding at August 3, 2019	3,481,447	20.61	5.2
Exercisable at August 3, 2019	2,553,853	10.87	4.1

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

The expected life of stock options was estimated using the “simplified method,” as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.  The simplified method is based on the average of the vesting tranches and the contractual life of each grant.  For stock price volatility, the Company uses its historical information since its initial public offering as well as comparable public companies’ as a basis for its expected volatility to calculate the fair value of option grants.  The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2019 and August 4, 2018
(Unaudited)

The weighted average grant date fair value per option for options granted during the twenty-six weeks ended August 3, 2019 and August 4, 2018 was $24.97 and $18.77, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	August 3, 2019	August 4, 2018
Risk-free interest rate	2.42%	2.70%
Expected dividend yield	-	-
Expected term (years)	6.25 years	6.25 years
Expected volatility	25.88%	25.85%

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs outstanding vest ratably over four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the twenty-six weeks ended August 3, 2019 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 2, 2019	220,200	$35.75
Granted	58,990	80.20
Forfeited	(799)	75.90
Vested	(57,140)	33.70
Non-vested balance at August 3, 2019	221,251	47.98

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within selling, general and administrative expenses was $2.4 million and $1.9 million for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively and $4.6 million and $3.5 million for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.

As of August 3, 2019, there was $20.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years.  Compensation costs related to awards are recognized using the straight-line method.

(9)	Subsequent Event

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock, which has a two-year term.  The shares to be repurchased may be purchased from time to time in open market conditions.  Pursuant to the share repurchase program, the Company has purchased 241,231 shares subsequent to August 3, 2019 through September 4, 2019 for a total cost of $13.5 million inclusive of transaction costs.

Index

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the year ended February 2, 2019 filed with the Securities and Exchange Commission, or SEC, on March 29, 2019 (the “Annual Report”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2019” refer to the 52-week period from February 3, 2019 to February 1, 2020. References to “2018” refer to the 52-week period from February 4, 2018 to February 2, 2019. The fiscal quarters or “second quarter” ended August 3, 2019 and August 4, 2018 refer to the 13 weeks from May 5, 2019 to August 3, 2019 and from May 6, 2018 to August 4, 2018, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including tax legislation, and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop, and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation and the outcomes thereof; our inability to successfully implement our marketing, advertising and promotional efforts; the seasonal nature of our business; risks associated with the timely and effective deployment and protection of computer  networks and other electronic systems; the risks associated with doing business with international manufacturers including, but not limited to, potential increases in tariffs on imported goods; changes in government regulations, procedures and requirements; and our ability to service indebtedness and to comply with our financial covenants together with the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Our Growth Strategy

Since 1982, when we were founded, we have grown organically by backfilling in existing marketplaces and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  In 2003, Mark Butler, our co-founder, assumed his current role as President and Chief Executive Officer.  Under Mr. Butler’s leadership, we expanded from 28 stores located in three states at the end of fiscal year 2003 to 332 stores located in 23 states as of August 3, 2019.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target first-year new store sales of approximately $3.9 million.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business.  We plan to achieve continued net sales growth, including comparable stores sales, by adding additional stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database and marketing strategies.  In addition, we plan to continue to manage our selling, general and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

We opened 29 stores during the twenty-six weeks ended August 3, 2019.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are approximately seven years with options to renew for three to five successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher first-year sales levels as a result of greater advertising and promotional spend in connection with grand opening events but decline shortly thereafter to our new store model levels.

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

In addition, our gross profit and our gross margin are impacted by product mix, as some products generally provide higher gross margins, merchandise mix, availability and merchandise costs, all of which can vary.

Our gross profit is variable in nature and generally follows changes in net sales.  We regularly analyze the components of gross profit, as well as gross margin.  Specifically, our product margin and merchandise mix are reviewed by our merchant team and senior management, ensuring strict adherence to internal margin goals.  Our disciplined buying approach has produced consistent gross margins on an annual basis, and we believe helps to mitigate adverse impacts on gross profit and results of operation.

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

Index

Operating Income

Operating income is gross profit less SG&A, depreciation and amortization and pre-opening expenses.  Operating income excludes interest (income) expense, net, and income tax expense.  We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance.  EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.  We use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to evaluate our performance in connection with compensation decisions and to compare our performance against that of other peer companies using similar measures.  Management believes it is useful to investors and analysts to evaluate these non-GAAP measures on the same basis as management uses to evaluate the Company’s operating results.  We believe that excluding items from net income that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides a better baseline for analyzing trends in our business.

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

Financing Transactions

Our prior credit facilities consisted of a $200.0 million term loan facility, which was fully paid as of February 2, 2019, and a $100.0 million revolving credit facility, which included a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.  We made voluntary prepayments under the prior term loan facility totaling $48.8 million during 2018, paying the balance in full.

On May 22, 2019, we completed a transaction in which we refinanced our $100.0 million revolving credit facility (the “Revolving Credit Facility”) to extend the maturity to May 22, 2024.  For further information, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Index

Store Openings

We opened eight and six new stores in the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively.  In connection with these store openings, we incurred pre-opening expenses of $2.4 million and $1.9 million for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively.  We opened 29 and 14 new stores in the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.  In connection with these store openings, we incurred pre-opening expenses of $7.6 million and $3.7 million for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.

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

We derived the condensed consolidated statements of income for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$333,865	$288,098	$658,719	$563,837
Cost of sales	209,832	175,474	401,952	338,337
Gross profit	124,033	112,624	256,767	225,500
Selling, general and administrative expenses	87,350	72,990	170,682	145,354
Depreciation and amortization expenses	3,512	2,854	6,921	5,617
Pre-opening expenses	2,420	1,917	7,629	3,681
Operating income	30,751	34,863	71,535	70,848
Interest (income) expense, net	(372)	278	(517)	816
Loss on extinguishment of debt	-	-	-	100
Income before income taxes	31,123	34,585	72,052	69,932
Income tax expense	5,953	4,737	8,165	9,630
Net income	$25,170	$29,848	$63,887	$60,302
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8	60.9	61.0	60.0
Gross profit	37.2	39.1	39.0	40.0
Selling, general and administrative expenses	26.2	25.3	25.9	25.8
Depreciation and amortization expenses	1.1	1.0	1.1	1.0
Pre-opening expenses	0.7	0.7	1.2	0.7
Operating income	9.2	12.1	10.9	12.6
Interest (income) expense, net	(0.1)	0.1	(0.1)	0.1
Loss on extinguishment of debt	—	—	—	0.0
Income before income taxes	9.3	12.0	10.9	12.4
Income tax expense	1.8	1.6	1.2	1.7
Net income	7.5%	10.4%	9.7%	10.7%
Select operating data:
New store openings	8	6	29	14
Number of stores open at end of period	332	282	332	282
Average net sales per store (2)	$1,018	$1,032	$2,050	$2,043
Comparable stores sales change	(1.7)%	4.4%	(0.5)%	3.2%

________________

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

Index

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	( dollars in thousands)
Net income	$25,170	$29,848	$63,887	$60,302
Interest (income) expense, net	(372)	278	(517)	816
Loss on extinguishment of debt	-	-	-	100
Depreciation and amortization expenses (1)	4,337	3,497	8,536	6,890
Income tax expense	5,953	4,737	8,165	9,630
EBITDA	35,088	38,360	80,071	77,738
Gain from insurance settlement	-	-	(565)	-
Non-cash stock-based compensation expense	2,432	1,910	4,625	3,510
Non-cash purchase accounting items (2)	-	-	-	(1)
Adjusted EBITDA	$37,520	$40,270	$84,131	$81,247

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

Second Quarter 2019 Compared to Second Quarter 2018

Net Sales

Net sales increased to $333.9 million in the thirteen weeks ended August 3, 2019 from $288.1 million in the thirteen weeks ended August 4, 2018, an increase of $45.8 million, or 15.9%.  The increase was driven by strong new store performance, increasing non-comparable sales by $50.4 million for the thirteen weeks ended August 3, 2019.  The increase in non-comparable store sales was driven by sales from stores that have not been open for a full 15 months.

Comparable store sales decreased 1.7% for the thirteen weeks ended August 3, 2019 compared to a 4.4% increase for the thirteen weeks ended August 4, 2018.  The decrease in comparable store sales is due to decreases in the automotive, food and toys departments offset by increases in our floor coverings, clothing and housewares departments.

Cost of Sales

Cost of sales increased to $209.8 million in the thirteen weeks ended August 3, 2019 from $175.5 million in the thirteen weeks ended August 4, 2018, an increase of $34.4 million, or 19.6%.  The increase in cost of sales was primarily the result of increased net sales and increased supply chain costs which were driven by higher labor costs.

Gross Profit and Gross Margin

Gross profit increased to $124.0 million in the thirteen weeks ended August 3, 2019 from $112.6 million in the thirteen weeks ended August 4, 2018, an increase of $11.4 million, or 10.1%. Gross margin decreased to 37.2% in the thirteen weeks ended August 3, 2019 from 39.1% in the thirteen weeks ended August 4, 2018, a decrease of 190 basis points. Gross margin was impacted by the deleveraging of supply chain costs and lower merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $87.4 million in the thirteen weeks ended August 3, 2019 from $73.0 million in the thirteen weeks ended August 4, 2018, an increase of $14.4 million, or 19.7%.  As a percentage of net sales, SG&A increased 90 basis points to 26.2% in the thirteen weeks ended August 3, 2019 from 25.3% in the thirteen weeks ended August 4, 2018.  The increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume.  These increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs and other store related expenses.

Index

Pre-Opening Expenses

Pre-opening expenses increased to $2.4 million in the thirteen weeks ended August 3, 2019 from $1.9 million in the thirteen weeks ended August 4, 2018, an increase of $0.5 million.  The increase in pre-opening expenses during the thirteen weeks ended August 3, 2019 was due to the timing and increased number of new store openings.

Interest (Income) Expense, Net

Net interest income was $0.4 million in the thirteen weeks ended August 3, 2019 compared to net interest expense of $0.3 million in the thirteen weeks ended August 4, 2018, a net decrease in expense of $0.7 million.  The prior term loan facility was paid in full during 2018, decreasing our average outstanding debt balance during the thirteen weeks ended August 3, 2019, which decreased our interest expense. In addition, we have invested cash on hand into highly liquid investments, which generated interest income.

Income Tax Expense

Income tax expense for the thirteen weeks ended August 3, 2019 was $6.0 million compared to $4.7 million for the thirteen weeks ended August 4, 2018, an increase of $1.2 million, or 25.7%.  The effective tax rates for the thirteen weeks ended August 3, 2019 and August 4, 2018 were 19.1% and 13.7%, respectively.  The increased effective tax rate in the thirteen weeks ended August 3, 2019 was primarily the result of a decrease in excess tax benefits related to stock-based compensation.  These discrete tax benefits totaled $1.7 million and $3.8 million for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively.

Net Income

As a result of the foregoing, net income decreased to $25.2 million in the thirteen weeks ended August 3, 2019 from $29.8 million in the thirteen weeks ended August 4, 2018, a decrease of $4.7 million or 15.7%.

Adjusted EBITDA

Adjusted EBITDA decreased to $37.5 million in the thirteen weeks ended August 3, 2019 from $40.3 million in the thirteen weeks ended August 4, 2018, a decrease of $2.8 million, or 6.8%.  This reduction was primarily a result of the decrease in gross margin and the deleveraging of SG&A.

Twenty-Six Weeks 2019 Compared to Twenty-Six Weeks 2018

Net Sales

Net sales increased to $658.7 million in the twenty-six weeks ended August 3, 2019 from $563.8 million in the twenty-six weeks ended August 4, 2018, an increase of $94.9 million, or 16.8%.  The increase was driven by strong new store performance, increasing non-comparable store sales by $97.4 million for the twenty-six weeks ended August 3, 2019.  The increase in non-comparable store sales was driven by sales from stores that have not been open for a full 15 months.

Comparable store sales decreased 0.5% for the twenty-six weeks ended August 3, 2019 compared to a 3.2% increase for the twenty-six weeks ended August 4, 2018.  The decrease in comparable store sales is due to decreases in our food, stationery and book departments offset by increases in our floor coverings, clothing and health and beauty aids departments.

Cost of Sales

Cost of sales increased to $402.0 million in the twenty-six weeks ended August 3, 2019 from $338.3 million in the twenty-six weeks ended August 4, 2018, an increase of $63.6 million, or 18.8%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $256.8 million in the twenty-six weeks ended August 3, 2019 from $225.5 million in the twenty-six weeks ended August 4, 2018, an increase of $31.3 million, or 13.9%. Gross margin decreased to 39.0% in the twenty-six weeks ended August 3, 2019 from 40.0% in the twenty-six weeks ended August 4, 2018, a decrease of 100 basis points. Gross margin decreased due to an increase in supply chain costs as a percentage of net sales and a decrease in merchandise margin.

Index

Selling, General and Administrative Expenses

SG&A increased to $170.7 million in the twenty-six weeks ended August 3, 2019 from $145.4 million in the twenty-six weeks ended August 4, 2018, an increase of $25.3 million, or 17.4%. As a percentage of net sales, SG&A increased 10 basis points to 25.9% in the twenty-six weeks ended August 3, 2019 from 25.8% in the twenty-six weeks ended August 4, 2018.  The increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs and other store-related expenses.

Pre-Opening Expenses

Pre-opening expenses increased to $7.6 million in the twenty-six weeks ended August 3, 2019 from $3.7 million in the twenty-six weeks ended August 4, 2018, an increase of $3.9 million. The increase in pre-opening expenses during the twenty-six weeks ended August 3, 2019 was due to the timing and increased number of new store openings.

Interest (Income) Expense, Net

Net interest income was $0.5 million in the twenty-six weeks ended August 3, 2019 compared to net interest expense of $0.8 million in the twenty-six weeks ended August 4, 2018, a net decrease in expense of $1.3 million.  The prior term loan facility was paid in full during 2018, decreasing our average outstanding debt balance during the twenty-six weeks ended August 3, 2019, which decreased our interest expense.  In addition, we have invested cash on hand into highly liquid investments, which generated interest income.

Income Tax Expense

Income tax expense in the twenty-six weeks ended August 3, 2019 was $8.2 million compared to $9.6 million in the twenty-six weeks ended August 4, 2018, a decrease of $1.5 million, or 15.2%.  The effective tax rates for the twenty-six weeks ended August 3, 2019 and August 4, 2018 were 11.3% and 13.8%, respectively.  The reduced effective tax rate in the twenty-six weeks ended August 3, 2019 was primarily the result of an increase in excess tax benefits related to stock-based compensation.  These discrete tax benefits totaled $9.8 million and $7.7 million for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.

Net Income

As a result of the foregoing, net income increased to $63.9 million in the twenty-six weeks ended August 3, 2019 from $60.3 million in the twenty-six weeks ended August 4, 2018, an increase of $3.6 million or 5.9%.

Adjusted EBITDA

Adjusted EBITDA increased to $84.1 million in the twenty-six weeks ended August 3, 2019 from $81.2 million in the twenty-six weeks ended August 4, 2018, an increase of $2.9 million, or 3.5%.  Factors contributing to this growth included increased gross profit due to increased non-comparable store sales volume.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of August 3, 2019, we had $91.1 million of available borrowings under our Revolving Credit Facility and $78.5 million of cash and cash equivalents on hand. On May 22, 2019, we completed a transaction in which we refinanced our Revolving Credit Facility to extend the maturity to May 22, 2024. For further information, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements”.

Index

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $20.2 million and $5.5 million for capital expenditures during the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively.  For the twenty-six weeks ended August 3, 2019, we spent $40.4 million for capital expenditures compared to $10.2 million for the twenty-six weeks ended August 4, 2018.  We expect to fund capital expenditures from net cash provided by operating activities.  We opened 29 stores during the twenty-six weeks ended August 3, 2019 and expect to open 42 stores during 2019.  We are investing in our distribution centers, including the construction of our third facility in Lancaster, TX.  In addition, we are investing in general corporate capital expenditures, including information technology, in 2019.

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

Based on our new store growth plans, we believe our cash position, net cash provided by operating activities and availability under our Revolving Credit Facility will be adequate to finance our planned capital expenditures, working capital requirements, debt service, and other financing activities over the next 12 months.  If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, we will then be required to obtain additional equity or debt financing in the future.  There can be no assurance equity or debt financing will be available to us when needed or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six weeks ended
	August 3, 2019	August 4, 2018
	(in thousands)
Net cash provided by operating activities	$18,639	$22,529
Net cash provided by (used in) investing activities	2,342	(10,198)
Net cash provided by (used in) financing activities	5,551	(22,150)
Net increase (decrease) in cash and cash equivalents	$26,532	$(9,819)

Cash Provided by Operating Activities

Net cash provided by operating activities was $18.6 million for the twenty-six weeks ended August 3, 2019 compared to $22.5 million for the twenty-six weeks ended August 4, 2018.  The decrease in net cash provided by operating activities for the twenty-six weeks ended August 3, 2019 was primarily the result of increased working capital requirements due to the increased new store openings.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the twenty-six weeks ended August 3, 2019 was $2.3 million compared to net cash used in investing activities of $10.2 million for the twenty-six weeks ended August 4, 2018.  The net change in investing activities is primarily related to proceeds from the sale-leaseback transaction of approximately $42.0 million as described in Note 4 of the accompanying unaudited condensed consolidated financial statements partially offset by the investment in our third distribution center of $19.8 million.

Index

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $5.6 million in the twenty-six weeks ended August 3, 2019 compared to net cash used in financing activities of $22.2 million in the twenty-six weeks ended August 4, 2018. The net change in financing activities is primarily due to the pay-off of the prior term loan in 2018.

Share Repurchase Authorization

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks or in privately negotiated transactions).  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic, and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of the Company’s Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares, has a two-year term, and is subject to suspension or termination by the Company’s Board of Directors at any time.  During the thirteen-week period ending August 3, 2019 and the twenty-six week period ending August 3, 2019, the Company did not repurchase any shares of its common stock.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. Except as set forth below, there have been no material changes to our contractual obligations as disclosed in our Annual Report, other than those which occur in the ordinary course of business.

During the twenty-six weeks ended August 3, 2019, 33 new store leases commenced.  The fully executed leases have initial terms of approximately seven years with options to renew for three to five successive five-year periods which have future minimum lease payments which total approximately $78.2 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. There have been no significant changes in our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1(f) to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of August 3, 2019, we had no outstanding variable rate debt.

As of August 3, 2019, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

Index

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended August 3, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 1A in our Annual Report for a detailed description of risk factors affecting the Company.  There have been no significant changes from the risk factors previously disclosed in those filings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

†3.1
Third Amended and Restated Certificate of Incorporation of Ollie’s Bargain Outlet Holdings, Inc., as effective June 25, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by the Company on July 1, 2019 (No. 001-37501)).

†3.2
Fourth Amended and Restated Bylaws of Ollie’s Bargain Outlet Holdings, Inc., as effective June 25, 2019 (incorporated by reference to Exhibit 3.2 to the Current Report filed on Form 8-K by the Company on July 1, 2019 (No. 001-37501)).

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

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

**101.SCH	Inline XBRL Taxonomy Extension Schema Document.

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Submitted electronically with this Report.

† Previously filed.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: September 5, 2019	/s/	Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)