Form 10-Q
period 2019-11-02
Ollie's Bargain Outlet Holdings, Inc.
filed 2019-12-12
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 9, 2019 was 63,662,086.

Index

Index

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$327,049	$283,606	$985,768	$847,443
Cost of sales	193,767	168,184	595,719	506,521
Gross profit	133,282	115,422	390,049	340,922
Selling, general and administrative expenses	90,481	78,440	261,163	223,794
Depreciation and amortization expenses	3,766	2,914	10,687	8,531
Pre-opening expenses	3,302	4,779	10,931	8,460
Operating income	35,733	29,289	107,268	100,137
Interest (income) expense, net	(142)	372	(659)	1,188
Loss on extinguishment of debt	–	–	–	100
Income before income taxes	35,875	28,917	107,927	98,849
Income tax expense	8,919	4,100	17,084	13,730
Net income	$26,956	$24,817	$90,843	$85,119
Earnings per common share:
Basic	$0.43	$0.40	$1.44	$1.36
Diluted	$0.41	$0.38	$1.38	$1.29
Weighted average common shares outstanding:
Basic	63,173	62,747	63,292	62,452
Diluted	65,672	66,095	66,049	65,861

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	November 2, 2019	November 3, 2018	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$10,101	$736	$51,941
Inventories	385,296	332,325	296,407
Accounts receivable	977	2,401	570
Prepaid expenses and other assets	5,094	9,063	9,579
Total current assets	401,468	344,525	358,497
Property and equipment, net of accumulated depreciation of $72,800, $56,659 and $60,433, respectively	120,343	107,766	119,052
Operating lease right-of-use assets	330,740	–	–
Goodwill	444,850	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $0, $2,076 and $2,160, respectively	230,559	232,388	232,304
Other assets	2,514	1,923	4,300
Total assets	$1,530,474	$1,131,452	$1,159,003
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$257	$10,186	$238
Accounts payable	77,818	101,281	77,431
Income taxes payable	1,171	–	7,393
Current portion of operating lease liabilities	50,599	–	–
Accrued expenses and other	57,756	58,047	65,934
Total current liabilities	187,601	169,514	150,996
Revolving credit facility	–	–	–
Long-term debt	496	9,042	441
Deferred income taxes	55,844	56,551	55,616
Long-term operating lease liabilities	279,587	–	–
Other long-term liabilities	7	7,535	9,298
Total liabilities	523,535	242,642	216,351
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	–	–	–
Common stock - 500,000 shares authorized at $0.001 par value; 63,605, 62,821 and 63,015 shares issued, respectively	64	63	63
Additional paid-in capital	613,691	596,286	600,234
Retained earnings	433,284	292,547	342,441
Treasury - common stock, at cost; 698, 9 and 9 shares, respectively	(40,100)	(86)	(86)
Total stockholders’ equity	1,006,939	888,810	942,652
Total liabilities and stockholders’ equity	$1,530,474	$1,131,452	$1,159,003

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended November 2, 2019 and November 3, 2018
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of August 3, 2019	63,592	$64	(9)	$(86)	$611,163	$406,328	$1,017,469
Stock-based compensation expense	–	–	–	–	2,230	–	2,230
Proceeds from stock options exercised	13	–	–	–	298	–	298
Shares repurchased	–	–	(689)	(40,014)	–	–	(40,014)
Net income	–	–	–	–	–	26,956	26,956
Balance as of November 2, 2019	63,605	$64	(698)	$(40,100)	$613,691	$433,284	$1,006,939

Balance as of August 4, 2018	62,611	$63	(9)	$(86)	$592,446	$267,730	$860,153
Stock-based compensation expense	–	–	–	–	1,882	–	1,882
Proceeds from stock options exercised	210	–	–	–	1,958	–	1,958
Net income	–	–	–	–	–	24,817	24,817
Balance as of November 3, 2018	62,821	$63	(9)	$(86)	$596,286	$292,547	$888,810

	Thirty-nine weeks ended November 2, 2019 and November 3, 2018
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 2, 2019	63,015	$63	(9)	$(86)	$600,234	$342,441	$942,652
Stock-based compensation expense	–	–	–	–	6,855	–	6,855
Proceeds from stock options exercised	549	1	–	–	7,869	–	7,870
Vesting of restricted stock	57	–	–	–	–	–	–
Common shares withheld for taxes	(16)	–	–	–	(1,267)	–	(1,267)
Shares repurchased	–	–	(689)	(40,014)	–	–	(40,014)
Net income	–	–	–	–	–	90,843	90,843
Balance as of November 2, 2019	63,605	$64	(698)	$(40,100)	$613,691	$433,284	$1,006,939

Balance as of February 3, 2018	62,007	$62	(9)	$(86)	$583,467	$213,019	$796,462
Cumulative effect of adopting ASU 2014-09	–	–	–	–	–	(5,591)	(5,591)
Stock-based compensation expense	–	–	–	–	5,392	–	5,392
Proceeds from stock options exercised	774	1	–	–	8,129	–	8,130
Vesting of restricted stock	52	–	–	–	–	–	–
Common shares withheld for taxes	(12)	–	–	–	(702)	–	(702)
Net income	–	–	–	–	–	85,119	85,119
Balance as of November 3, 2018	62,821	$63	(9)	$(86)	$596,286	$292,547	$888,810

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-nine weeks ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net income	$90,843	$85,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,890	10,207
Amortization of debt issuance costs	232	368
Amortization of original issue discount	–	4
Loss on extinguishment of debt	–	100
(Gain) loss on sale of assets	(56)	212
Amortization of intangibles	–	251
Deferred income tax provision (benefit)	431	(600)
Deferred rent expense	–	235
Stock-based compensation expense	6,855	5,392
Changes in operating assets and liabilities:
Inventories	(88,889)	(77,140)
Accounts receivable	(407)	(1,130)
Prepaid expenses and other assets	(315)	(1,166)
Accounts payable	932	27,636
Income taxes payable	(6,222)	(6,035)
Accrued expenses and other liabilities	(2,022)	3,457
Net cash provided by operating activities	14,272	46,910
Cash flows from investing activities:
Purchases of property and equipment	(64,543)	(62,720)
Proceeds from sale of property and equipment	42,742	70
Net cash used in investing activities	(21,801)	(62,650)
Cash flows from financing activities:
Borrowings on revolving credit facility	1,051,779	895,291
Repayments on revolving credit facility	(1,051,779)	(895,291)
Repayments on term loan and finance leases	(348)	(30,186)
Payment of debt issuance costs	(552)	–
Proceeds from stock option exercises	7,870	8,130
Common shares withheld for taxes	(1,267)	(702)
Payment for shares repurchased	(40,014)	–
Net cash used in financing activities	(34,311)	(22,758)
Net decrease in cash and cash equivalents	(41,840)	(38,498)
Cash and cash equivalents at the beginning of the period	51,941	39,234
Cash and cash equivalents at the end of the period	$10,101	$736
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$269	$837
Income taxes	$22,874	$21,467
Non-cash investing activities:
Accrued purchases of property and equipment	$668	$2,311

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2019 and November 3, 2018
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

Since its first store opened in 1982, the Company has grown to 345 retail locations in 25 states as of November 2, 2019. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended November 2, 2019 and November 3, 2018 refer to the thirteen weeks from August 4, 2019 to November 2, 2019 and from August 5, 2018 to November 3, 2018, respectively.  References to year-to-date periods ending November 2, 2019 and November 3, 2018 refer to the thirty-nine weeks from February 3, 2019 to November 2, 2019 and February 4, 2018 to November 3, 2018, respectively.  References to “2018” refer to the fiscal year ended February 2, 2019, which consisted of a 52-week period.  References to “2019” refer to the fiscal year ending February 1, 2020, which consists of a 52-week period.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented.  The condensed consolidated balance sheets as of November 2, 2019 and November 3, 2018, the condensed consolidated statements of income and stockholders’ equity for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 have been prepared by the Company and are unaudited.  The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2019 or any other period.  All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
November 2, 2019 and November 3, 2018
(Unaudited)

(e)          Fair Value Disclosures

Fair value is defined as the price which the Company would receive to sell an asset or pay to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. In determining fair value, GAAP establishes a three-level hierarchy used in measuring fair value, as follows:

●	Level 1 inputs are quoted prices available for identical assets and liabilities in active markets.

●
Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets or other inputs which are observable or can be corroborated by observable market data.

●	Level 3 inputs are less observable and reflect the Company’s assumptions.

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

(f)	Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases.  ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing a right-of-use asset and lease liability. The updated guidance was effective for interim and annual periods beginning after December 15, 2018.

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
November 2, 2019 and November 3, 2018
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

Revenue Recognition

Revenue is deferred for the Ollie’s Army loyalty program where members accumulate points that can be redeemed for discounts on future purchases. The Company has determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the discount awards based upon its relative standalone selling price, which considers historical redemption patterns for the award. Revenue is recognized as those discount awards are redeemed. Discount awards issued upon the achievement of specified point levels are subject to expiration.  The maximum redemption period is 45 days.  At the end of each fiscal period, unredeemed discount awards and accumulated points to earn a future discount award are reflected as a liability.  Discount awards are combined in one homogeneous pool and are not separately identifiable.  Therefore, the revenue recognized consists of discount awards redeemed that were included in the deferred revenue balance at the beginning of the period as well as discount awards issued during the current period.  The following table is a reconciliation of the liability related to this program (in thousands):

	Thirty-nine weeks ended
	November 2, 2019	November 3, 2018
Beginning balance	$9,055	$8,321
Revenue deferred	11,743	8,821
Revenue recognized	(10,939)	(8,207)
Ending balance	$9,859	$8,935

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

	Thirty-nine weeks ended
	November 2, 2019	November 3, 2018
Beginning balance	$1,448	$1,223
Gift card issuances	3,286	2,858
Gift card redemption and breakage	(3,288)	(2,880)
Ending balance	$1,446	$1,201

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2019 and November 3, 2018
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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$26,956	$24,817	$90,843	$85,119
Weighted average number of common shares outstanding – Basic	63,173	62,747	63,292	62,452
Dilutive impact of stock options and restricted stock units	2,499	3,348	2,757	3,409
Weighted average number of common shares outstanding – Diluted	65,672	66,095	66,049	65,861
Earnings per common share – Basic	$0.43	$0.40	$1.44	$1.36
Earnings per common share – Diluted	$0.41	$0.38	$1.38	$1.29

The effect of the weighted average assumed exercise of stock options outstanding totaling 521,738 and 3,248 for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively, and 316,250 and 131,424 for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 53,522 and 0 for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively, and 27,623 and 8,893 for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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

Lease costs are classified in selling, general and administrative expenses on the condensed consolidated statements of income.  Lease costs for operating leases for the thirteen weeks ended November 2, 2019 and November 3, 2018 were $17.4 million and $12.4 million, respectively.  Lease costs for operating leases for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 were $49.0 million and $36.5 million, respectively.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2019 and November 3, 2018
(Unaudited)

The following table summarizes the maturity of the Company’s operating lease liabilities as of November 2, 2019 (in thousands):

2019	$17,647
2020	63,546
2021	63,296
2022	57,114
2023	53,051
Thereafter	132,963
Total undiscounted lease payments (1)	387,617
Less: Imputed interest	(57,431)
Total lease obligations	330,186
Less: Current obligations under leases	(50,599)
Long-term lease obligations	$279,587

(1)          Lease obligations exclude $37.4 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the thirty-nine weeks ended November 2, 2019 (dollars in thousands):

Cash paid for operating leases	$48,931
Non-cash right-of-use assets obtained in exchange for lease obligations	69,041
Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	4.5%

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2019 and November 3, 2018
(Unaudited)

Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations. Ollie’s made $1.1 million and $1.0 million in rent payments to such related parties during the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.

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

Sale-Leaseback

On May 31, 2019, OBO Ventures, Inc. (“OBO”), a wholly owned subsidiary of the Company, entered into a sale-leaseback transaction with an unaffiliated third-party involving 12 former Toys “R” Us store locations which were acquired by OBO on August 29, 2018.  OBO received approximately $42.0 million for the 12 locations, which resulted in no net gain or loss.  Each of the 12 leased locations has 15-year lease terms with options for renewal.

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	November 2, 2019	November 3, 2018	February 2, 2019
Deferred revenue	$11,305	$8,935	$10,503
Compensation and benefits	10,129	11,245	16,438
Freight	6,055	5,216	4,496
Sales and use taxes	6,017	5,322	3,464
Real estate related	4,554	3,965	3,748
Insurance	4,261	5,967	6,159
Advertising	3,993	3,884	5,678
Other	11,442	13,513	15,448
	$57,756	$58,047	$65,934

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2019 and November 3, 2018
(Unaudited)

(6)          Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	November 2, 2019	November 3, 2018	February 2, 2019
Term loan, net	$–	$18,689	$–
Finance leases	753	539	679
Total debt	753	19,228	679
Less: current portion	(257)	(10,186)	(238)
Long-term debt	$496	$9,042	$441

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

On May 22, 2019, the Company completed a transaction in which it refinanced its credit facility (the “Credit Facility”). The Credit Facility provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”). The loans under the Revolving Credit Facility mature on May 22, 2024. In addition, the Company may, at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility.

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

Under the terms of the Revolving Credit Facility, as of November 2, 2019, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of November 2, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility, with $96.2 million of borrowing availability, outstanding letters of credit commitments of $3.6 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the thirty-nine weeks ended November 2, 2019.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of November 2, 2019, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2019 and November 3, 2018
(Unaudited)

(7)          Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2019 were 24.9% and 15.8%, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended November 3, 2018 were 14.2% and 13.9%, respectively. The effective tax rates during the thirteen and thirty-nine weeks ended November 2, 2019 were affected by excess tax benefits related to stock-based compensation of $0.2 million and $10.0 million respectively. The thirteen and thirty-nine weeks ended November 3, 2018 included a similar discrete tax benefit of $3.9 million and $11.7 million, respectively.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”), pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of November 2, 2019, there were 3,140,468 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for the thirty-nine weeks ended November 2, 2019 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at February 2, 2019	3,746,422	$15.29
Granted	292,621	79.93
Forfeited	(26,589)	61.50
Exercised	(548,445)	14.35
Outstanding at November 2, 2019	3,464,009	20.55	4.9
Exercisable at November 2, 2019	2,546,422	10.82	3.9

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2019 and November 3, 2018
(Unaudited)

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

The expected life of stock options was estimated using the “simplified method,” as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.  The simplified method is based on the average of the vesting tranches and the contractual life of each grant.  For stock price volatility, the Company uses its historical information since its initial public offering as well as comparable public companies as a basis for its expected volatility to calculate the fair value of option grants.  The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended November 2, 2019 and November 3, 2018 was $24.92 and $18.77, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirty-nine weeks ended
	November 2, 2019	November 3, 2018
Risk-free interest rate	2.41%	2.70%
Expected dividend yield	–	–
Expected term (years)	6.25 years	6.25 years
Expected volatility	25.88%	25.85%

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs outstanding vest ratably over four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the thirty-nine weeks ended November 2, 2019 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 2, 2019	220,200	$35.75
Granted	59,125	80.19
Forfeited	(799)	75.90
Vested	(57,140)	33.70
Non-vested balance at November 2, 2019	221,386	48.00

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2019 and November 3, 2018
(Unaudited)

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within selling, general and administrative expenses was $2.2 million and $1.9 million for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively and $6.9 million and $5.4 million for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.

As of November 2, 2019, there was $17.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years.  Compensation costs related to awards are recognized using the straight-line method.

(9)	Common Stock

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

Share Repurchase Program

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock.  The program is authorized to be executed through March 2021.  Shares to be repurchased may be purchased from time to time in open market conditions.

During the thirteen and thirty-nine weeks ended November 2, 2019, the Company repurchased 689,457 shares of its common stock for $40.0 million, inclusive of transaction costs, pursuant to its share repurchase program.  These expenditures were funded by cash generated from operations.  As of November 2, 2019, the Company had $60.0 million remaining under its share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.  The share repurchase program may be discontinued at any time.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year.  References to “2019” refer to the 52-week period from February 3, 2019 to February 1, 2020. References to “2018” refer to the 52-week period from February 4, 2018 to February 2, 2019. The fiscal quarters or “third quarter” ended November 2, 2019 and November 3, 2018 refer to the 13 weeks from August 4, 2019 to November 2, 2019 and from August 5, 2018 to November 3, 2018, respectively.  Year-to-date periods ended November 2, 2019 and November 3, 2018 refer to the thirty-nine weeks from February 3, 2019 to November 2, 2019 and February 4, 2018 to November 3, 2018, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook.  Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  As a result, our actual results may differ materially from those contemplated by the forward-looking statements.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including but not limited to legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop, and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising and promotional efforts; the seasonal nature of our business; risks associated with the timely and effective deployment, protection, and defense of computer  networks and other electronic systems, including e-mail; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods; changes in government regulations, procedures and requirements; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report.  Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Our Growth Strategy

Since 1982, when we were founded, we have grown organically by backfilling in existing marketplaces and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have grown to 345 stores located in 25 states as of November 2, 2019.

Index

Our stores are currently supported by two distribution centers, one in York, PA and one in Commerce, GA, which we believe can support between 350 to 400 stores.  In 2018, we acquired a 58-acre parcel of land in Lancaster, TX to construct our third distribution center, which will be approximately 615,000 square feet and will support 150 to 200 additional stores.  We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

●	growing our merchant buying team to increase our access to brand name/closeout merchandise;
●	adding members to our senior management team;
●	expanding the capacity of our distribution centers to their current 1.6 million square feet plus an additional 615,000 square feet once the new distribution center is fully operational; and
●	investing in information technology, accounting, and warehouse management systems.

Our business model has produced consistent and predictable store growth over the past several years, during both strong and weaker economic cycles.  We plan to continue to enhance our competitive positioning and drive growth in sales and profitability by executing on the following strategies:

●	growing our store base;
●	increasing our offerings of great bargains; and
●	leveraging and expanding Ollie’s Army, our customer loyalty program.

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

We opened 42 stores during the thirty-nine weeks ended November 2, 2019.  We expect new store growth to be the primary driver of our sales growth.  Our initial lease terms are approximately seven years with options to renew for three to five successive five-year periods.  Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states.  Our new stores often open with higher first-year sales levels as a result of greater advertising and promotional spend in connection with grand opening events but decline and normalize shortly thereafter to our new store model levels.

Index

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

We define comparable stores to be stores that:

●	have been remodeled while remaining open;
●	are closed for five or fewer days in any fiscal month;
●	are closed temporarily and relocated within their respective trade areas; and
●	have expanded, but are not significantly different in size, within their current locations.

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

Index

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

We define EBITDA as net income before net interest (income) expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes.  Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock-based compensation expense, gain from insurance settlement and non-cash purchase accounting items.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.  In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA.  Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.  For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations.”

Factors Affecting the Comparability of our Results of Operations

Our results over the past two years have been affected by the following events, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Historical Results

Historical results are not necessarily indicative of the results to be expected for any future period.

Index

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

Store Openings

We opened 13 new stores in the thirteen weeks ended November 2, 2019.  We opened 17 new stores, including one relocated store, and closed two stores in the thirteen weeks ended November 3, 2018.  In connection with these store openings, relocations and closings, we incurred pre-opening expenses of $3.3 million and $4.8 million for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively.  We opened 42 new stores in the thirty-nine weeks ended November 2, 2019.  We opened 31 new stores, including one relocated store, and closed two stores in the thirty-nine weeks ended November 3, 2018.  In connection with these store openings, relocations and closings, we incurred pre-opening expenses of $10.9 million and $8.5 million for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.

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

We derived the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$327,049	$283,606	$985,768	$847,443
Cost of sales	193,767	168,184	595,719	506,521
Gross profit	133,282	115,422	390,049	340,922
Selling, general and administrative expenses	90,481	78,440	261,163	223,794
Depreciation and amortization expenses	3,766	2,914	10,687	8,531
Pre-opening expenses	3,302	4,779	10,931	8,460
Operating income	35,733	29,289	107,268	100,137
Interest (income) expense, net	(142)	372	(659)	1,188
Loss on extinguishment of debt	–	–	–	100
Income before income taxes	35,875	28,917	107,927	98,849
Income tax expense	8,919	4,100	17,084	13,730
Net income	$26,956	$24,817	$90,843	$85,119
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.2	59.3	60.4	59.8
Gross profit	40.8	40.7	39.6	40.2
Selling, general and administrative expenses	27.7	27.7	26.5	26.4
Depreciation and amortization expenses	1.2	1.0	1.1	1.0
Pre-opening expenses	1.0	1.7	1.1	1.0
Operating income	10.9	10.3	10.9	11.8
Interest (income) expense, net	(0.1)	0.1	(0.1)	0.1
Loss on extinguishment of debt	–	–	–	–
Income before income taxes	11.0	10.2	10.9	11.7
Income tax expense	2.7	1.4	1.7	1.6
Net income	8.2%	8.8%	9.2%	10.0%
Select operating data:
New store openings	13	17	42	31
Number of closed stores	–	(2)	–	(2)
Number of stores open at end of period	345	297	345	297
Average net sales per store (2)	$964	$984	$3,014	$3,027
Comparable stores sales change	(1.4)%	4.6%	(0.8)%	3.6%
________________

(1)	Components may not add to totals due to rounding.

(2)	Average net sales per store represents the weighted average of total net sales divided by the number of stores open, in each case at the end of each week in each fiscal period.

Index

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(dollars in thousands)
Net income	$26,956	$24,817	$90,843	$85,119
Interest (income) expense, net	(142)	372	(659)	1,188
Loss on extinguishment of debt	–	–	–	100
Depreciation and amortization expenses (1)	4,592	3,568	13,128	10,458
Income tax expense	8,919	4,100	17,084	13,730
EBITDA	40,325	32,857	120,396	110,595
Gain from insurance settlement	–	–	(565)	–
Non-cash stock-based compensation expense	2,230	1,882	6,855	5,392
Non-cash purchase accounting items (2)	–	–	–	(1)
Adjusted EBITDA	$42,555	$34,739	$126,686	$115,986

(1)
Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income and amortization of acquisition-related favorable lease adjustments, which is included within SG&A on our condensed consolidated statements of income.

(2)	Includes purchase accounting impact from unfavorable lease liabilities related to a prior acquisition.

Third Quarter 2019 Compared to Third Quarter 2018

Net Sales

Net sales increased to $327.0 million in the thirteen weeks ended November 2, 2019 from $283.6 million in the thirteen weeks ended November 3, 2018, an increase of $43.4 million, or 15.3%.  The increase was driven by strong new store performance, increasing non-comparable sales by $47.1 million for the thirteen weeks ended November 2, 2019.  The increase in non-comparable store sales was driven by sales from stores that have not been open for a full 15 months.

Comparable store sales decreased 1.4% for the thirteen weeks ended November 2, 2019 compared to a 4.6% increase for the thirteen weeks ended November 3, 2018.  The decrease in comparable store sales is due to decreases in the electronics, housewares and toy departments offset by increases in our floor coverings, clothing and hardware departments.

Cost of Sales

Cost of sales increased to $193.8 million in the thirteen weeks ended November 2, 2019 from $168.2 million in the thirteen weeks ended November 3, 2018, an increase of $25.6 million, or 15.2%.  The increase in cost of sales was primarily the result of increased net sales and increased supply chain costs.

Gross Profit and Gross Margin

Gross profit increased to $133.3 million in the thirteen weeks ended November 2, 2019 from $115.4 million in the thirteen weeks ended November 3, 2018, an increase of $17.9 million, or 15.5%.  Gross margin increased to 40.8% in the thirteen weeks ended November 2, 2019 from 40.7% in the thirteen weeks ended November 3, 2018, an increase of 10 basis points.  The increase in gross margin was driven by an increase in merchandise margin, partially offset by higher supply chain costs as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A increased to $90.5 million in the thirteen weeks ended November 2, 2019 from $78.4 million in the thirteen weeks ended November 3, 2018, an increase of $12.0 million, or 15.4%.  As a percentage of net sales, SG&A  remained the same at 27.7% in the thirteen weeks ended November 2, 2019 and November 3, 2018.  The dollar increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume.  These increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs and other store-related expenses.

Pre-Opening Expenses

Pre-opening expenses decreased to $3.3 million in the thirteen weeks ended November 2, 2019 from $4.8 million in the thirteen weeks ended November 3, 2018, a decrease of $1.5 million.  The decrease in pre-opening expenses during the thirteen weeks ended November 2, 2019 was due to the timing and number of new store openings.

Index

Interest (Income) Expense, Net

Net interest income was $0.1 million in the thirteen weeks ended November 2, 2019 compared to net interest expense of $0.4 million in the thirteen weeks ended November 3, 2018.  The prior term loan facility was paid in full during 2018, decreasing our average outstanding debt balance during the thirteen weeks ended November 2, 2019, which decreased our interest expense.  In addition, we invest cash on hand into highly liquid investments, which generated increased interest income in the thirteen weeks ended November 2, 2019.

Income Tax Expense

Income tax expense for the thirteen weeks ended November 2, 2019 was $8.9 million compared to $4.1 million for the thirteen weeks ended November 3, 2018, an increase of $4.8 million.  The effective tax rates for the thirteen weeks ended November 2, 2019 and November 3, 2018 were 24.9% and 14.2%, respectively.  The increased effective tax rate in the thirteen weeks ended November 2, 2019 was primarily the result of a decrease in excess tax benefits related to stock-based compensation.  These discrete tax benefits totaled $0.2 million and $3.9 million for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively.

Net Income

As a result of the foregoing, net income increased to $27.0 million in the thirteen weeks ended November 2, 2019 from $24.8 million in the thirteen weeks ended November 3, 2018, an increase of $2.1 million or 8.6%.

Adjusted EBITDA

Adjusted EBITDA increased to $42.6 million in the thirteen weeks ended November 2, 2019 from $34.7 million in the thirteen weeks ended November 3, 2018, an increase of $7.8 million, or 22.5%.

Thirty-Nine Weeks 2019 Compared to Thirty-Nine Weeks 2018

Net Sales

Net sales increased to $985.8 million in the thirty-nine weeks ended November 2, 2019 from $847.4 million in the thirty-nine weeks ended November 3, 2018, an increase of $138.3 million, or 16.3%.  The increase was driven by strong new store performance, increasing non-comparable store sales by $144.5 million for the thirty-nine weeks ended November 2, 2019.  The increase in non-comparable store sales was driven by sales from stores that have not been open for a full 15 months.

Comparable store sales decreased 0.8% for the thirty-nine weeks ended November 2, 2019 compared to a 3.6% increase for the thirty-nine weeks ended November 3, 2018.  The decrease in comparable store sales is due to decreases in our food, book and automotive departments offset by increases in our floor coverings, clothing and hardware departments.

Cost of Sales

Cost of sales increased to $595.7 million in the thirty-nine weeks ended November 2, 2019 from $506.5 million in the thirty-nine weeks ended November 3, 2018, an increase of $89.2 million, or 17.6%.  The increase in cost of sales was primarily the result of increased net sales.

Gross Profit and Gross Margin

Gross profit increased to $390.0 million in the thirty-nine weeks ended November 2, 2019 from $340.9 million in the thirty-nine weeks ended November 3, 2018, an increase of $49.1 million, or 14.4%.  Gross margin decreased to 39.6% in the thirty-nine weeks ended November 2, 2019 from 40.2% in the thirty-nine weeks ended November 3, 2018, a decrease of 60 basis points.  Gross margin decreased due to an increase in supply chain costs as a percentage of net sales and a decrease in merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $261.2 million in the thirty-nine weeks ended November 2, 2019 from $223.8 million in the thirty-nine weeks ended November 3, 2018, an increase of $37.4 million, or 16.7%.  As a percentage of net sales, SG&A increased 10 basis points to 26.5% in the thirty-nine weeks ended November 2, 2019 from 26.4% in the thirty-nine weeks ended November 3, 2018.  The dollar increase in SG&A was primarily driven by increased selling expenses related to new store growth and increased sales volume.  These increased expenses consisted primarily of store payroll and benefits, store occupancy costs and other store-related expenses.

Index

Pre-Opening Expenses

Pre-opening expenses increased to $10.9 million in the thirty-nine weeks ended November 2, 2019 from $8.5 million in the thirty-nine weeks ended November 3, 2018, an increase of $2.5 million.  The increase in pre-opening expenses during the thirty-nine weeks ended November 2, 2019 was due to the timing and increased number of new store openings.

Interest (Income) Expense, Net

Net interest income was $0.7 million in the thirty-nine weeks ended November 2, 2019 compared to net interest expense of $1.2 million in the thirty-nine weeks ended November 3, 2018.  The prior term loan facility was paid in full during 2018, decreasing our average outstanding debt balance during the thirty-nine weeks ended November 2, 2019, which decreased our interest expense.  In addition, we invest cash on hand into highly liquid investments, which generated increased interest income in the thirty-nine weeks ended November 2, 2019.

Income Tax Expense

Income tax expense in the thirty-nine weeks ended November 2, 2019 was $17.1 million compared to $13.7 million in the thirty-nine weeks ended November 3, 2018, an increase of $3.4 million, or 24.4%.  The effective tax rates for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 were 15.8% and 13.9%, respectively.  The increased effective tax rate in the thirty-nine weeks ended November 2, 2019 was primarily the result of a decrease in excess tax benefits related to stock-based compensation.  These discrete tax benefits totaled $10.0 million and $11.7 million for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.

Net Income

As a result of the foregoing, net income increased to $90.8 million in the thirty-nine weeks ended November 2, 2019 from $85.1 million in the thirty-nine weeks ended November 3, 2018, an increase of $5.7 million or 6.7%.

Adjusted EBITDA

Adjusted EBITDA increased to $126.7 million in the thirty-nine weeks ended November 2, 2019 from $116.0 million in the thirty-nine weeks ended November 3, 2018, an increase of $10.7 million, or 9.2%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of November 2, 2019, we had $96.2 million of available borrowings under our Revolving Credit Facility and $10.1 million of cash and cash equivalents on hand.  On May 22, 2019, we refinanced our Revolving Credit Facility to extend the maturity to May 22, 2024.  For further information, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $24.2 million and $52.5 million for capital expenditures during the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively.  For the thirty-nine weeks ended November 2, 2019, we spent $64.5 million for capital expenditures compared to $62.7 million for the thirty-nine weeks ended November 3, 2018.  The thirteen and thirty-nine weeks ended November 3, 2018 included expenditures of approximately $42 million related to the purchase of 12 former Toys R Us store sites.  We expect to fund capital expenditures from net cash provided by operating activities.  We opened 42 stores during the thirty-nine weeks ended November 2, 2019.  We are investing in our distribution centers, including the construction of our third facility in Lancaster, TX.  In addition, we are investing in general corporate capital expenditures, including information technology, in 2019.

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

Index

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

Share Repurchase Program

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

During the thirteen and thirty-nine weeks ending November 2, 2019, the Company repurchased 689,457 shares of its common stock for $40.0 million, inclusive of transaction costs, pursuant to its share repurchase program.  These expenditures were funded by cash generated from operations.  As of November 2, 2019, the Company had $60.0 million remaining under its share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-nine weeks ended
	November 2, 2019	November 3, 2018
	(in thousands)
Net cash provided by operating activities	$14,272	$46,910
Net cash used in investing activities	(21,801)	(62,650)
Net cash used in financing activities	(34,311)	(22,758)
Net decrease in cash and cash equivalents	$(41,840)	$(38,498)

Cash Provided by Operating Activities

Net cash provided by operating activities was $14.3 million for the thirty-nine weeks ended November 2, 2019 compared to $46.9 million for the thirty-nine weeks ended November 3, 2018.  The decrease in net cash provided by operating activities for the thirty-nine weeks ended November 2, 2019 was primarily the result of increased working capital requirements due to the increased new store openings.

Cash Used in Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended November 2, 2019 was $21.8 million compared to net cash used in investing activities of $62.7 million for the thirty-nine weeks ended November 3, 2018.  The net change in investing activities is primarily related to the purchase of 12 former Toys R Us store sites in August 2018 and the proceeds from the sale-leaseback transaction for the same properties of approximately $42.0 million in May 2019 as described in Note 4 of the accompanying unaudited condensed consolidated financial statements.

Cash Used in Financing Activities

Net cash used in financing activities was $34.3 million in the thirty-nine weeks ended November 2, 2019 compared to net cash used in financing activities of $22.8 million in the thirty-nine weeks ended November 3, 2018.  The net change in financing activities is primarily due to cash used to repurchase shares in 2019, compared to the pay-off of the prior term loan in 2018.

Index

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases.  Except as set forth in Note 4 of the accompanying unaudited condensed consolidated financial statements, there have been no material changes to our contractual obligations as disclosed in our Annual Report, other than those which occur in the ordinary course of business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates.  As of November 2, 2019, we had no outstanding variable rate debt.

As of November 2, 2019, there were no other material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Index

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended November 2, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 17, 2019, a purported shareholder class action lawsuit captioned Robert Stirling et al. v. Ollie’s Bargain Outlet Holdings, Inc. et al., Civ. No. 1:19-cv-08647-JPO was filed in the United States District Court for the Southern District of New York against the Company, Mark Butler (then serving as the Company’s Chief Executive Officer and Chairman of the Board of Directors), Jay Stasz (the Company’s Chief Financial Officer), and John Swygert (then serving as the Company’s Chief Operational Officer). The complaint alleges that, in public statements between June 6, 2019, and August 28, 2019, the defendants made materially false and misleading statements and/or failed to disclose material information about the Company’s earnings, projections, supply chain, and inventory.  The plaintiffs seek unspecified monetary damages and other relief. We believe the case to be without merit.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended November 2, 2019 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
August 4, 2019 through August 31, 2019	–	$–	–	$100,000,000
September 1, 2019 through October 5, 2019	689,457	$58.04	689,457	$59,986,335
October 6, 2019 through November 2, 2019	–	$–	–	$59,986,335
Total	689,457		689,457

(1) Consists of shares repurchased under the publicly announced share repurchase program.

(2) Includes commissions for the shares repurchased under the share repurchase program.

(3) On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock through March 2021.  As of November 2, 2019, the Company had $60.0 million remaining under its share repurchase program.  For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

Index

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 12, 2019	/s/	Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)