Form 10-K
period 2020-02-01
Ollie's Bargain Outlet Holdings, Inc.
filed 2020-03-25
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-37501

Ollie's Bargain Outlet Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0848819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6295 Allentown Boulevard Suite 1 Harrisburg, Pennsylvania	17112
(Address of principal executive offices)	(Zip Code)

(717) 657-2300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	OLLI	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price per share as reported by the NASDAQ Stock Market LLC on such date, was approximately $4.4 billion . For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of federal securities laws.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 23, 2020 was 63,749,400.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of the 2019 fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, legislation, national trade policy, and the following:

●	our failure to adequately procure and manage our inventory or anticipate consumer demand;
●	changes in consumer confidence and spending;
●	risks associated with intense competition;
●	our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all;
●	the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods;
●	outbreak of viruses or widespread illness, including COVID-19 caused by the novel coronavirus;
●	our failure to hire and retain key personnel and other qualified personnel;
●	our inability to obtain favorable lease terms for our properties;
●	the failure to timely acquire, develop, and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers;
●	fluctuations in comparable store sales and results of operations, including on a quarterly basis;
●	risks associated with our lack of operations in the growing online retail marketplace;
●	risks associated with litigation, the expense of defense, and potential for adverse outcomes;
●	our inability to successfully develop or implement our marketing, advertising and promotional efforts;
●	the seasonal nature of our business;
●	risks associated with the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail;
●	changes in government regulations, procedures and requirements; and
●	our ability to service indebtedness and to comply with our financial covenants.

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

Ollie’s Bargain Outlet Holdings, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year.  References to “2019,” “2018,” and “2017” represent the 2019 fiscal year ended February 1, 2020, the 2018 fiscal year ended February 2, 2019 and the 2017 fiscal year ended February 3, 2018, respectively.  2019 and 2018 each consisted of a 52-week period. 2017 consisted of a 53-week period.  References to “2020” refer to the fiscal year ending January 30, 2021, which consists of a 52-week period.

In this report, the terms “Ollie’s,” the “Company,” “we,” “us” or “our” mean Ollie’s Bargain Outlet Holdings, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.

Index

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
Ollie’s was founded in 1982, based on the idea that “everyone in America loves a bargain.” Since opening our first store in Mechanicsburg, PA, we have expanded throughout the eastern half of the United States. We have grown to 345 stores in 25 states as of February 1, 2020. Our no-frills, “semi-lovely” warehouse style stores average approximately 32,500 square feet and generate consistently strong financial returns across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We believe there is opportunity for more than 1,050 Ollie’s locations across the United States based on internal estimates and third party research conducted by Hoffman Strategy Group, a retail real estate feasibility consultant that provides market analysis and strategic planning and consulting services.
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
Our business model has produced consistently strong growth and financial performance. From 2015 through 2019 (except as noted):

●	Our store base expanded from 203 stores to 345 stores, a compound annual growth rate, or CAGR, of 14.1% and we entered eight new states;
●	Comparable store sales grew at an average rate of 2.4% per year;
●	Net sales increased from $762.4 million to $1.4 billion, a CAGR of 16.5%; and
●	Net income increased from $35.8 million to $141.1 million.

Index

Our competitive strengths
We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth:
“Good Stuff Cheap”—Ever changing product assortment at drastically reduced prices.    Our stores offer something for everyone across a diverse range of merchandise categories at prices up to 70% below department and fancy stores and up to 20-50% below mass market retailers. Our product assortment frequently changes based on the wide variety of deals available from the hundreds of brand name suppliers we have relationships with. We augment these opportunistic deals on brand name merchandise with directly-sourced unbranded products or those under our own private label brands such as Sarasota Breeze, Erin’s Garden, Steelton Tools, American Way and Middleton Home and exclusively licensed recognizable brands and celebrity names such as Magnavox, Josh Capon, Dan River, Cannon, and Wells Lamont. Brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our 2019 merchandise purchases. Our treasure hunt shopping environment and slogan “when it’s gone, it’s gone” help to instill a “shop now” sense of urgency that encourages frequent customer visits.
Highly experienced and disciplined merchant team.    Our 18-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by four senior merchants, and has over 100 combined years of experience at Ollie’s. We have been doing business with our top 15 suppliers for an average of 12 years, and no supplier accounted for more than 5% of our purchases during 2019. Our well-established relationships with our suppliers, together with our scale, buying power, financial credibility and responsiveness, often makes Ollie’s the first call for available deals. Our direct relationships with our suppliers have increased as we have grown and we continuously strive to broaden our supplier network. These factors provide us with increased access to goods, which enables us to be more selective in our deal-making and, we believe, helps us provide compelling value and assortment of goods to our customers and fuels our continued profitable growth.
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

Index

Extremely loyal “Ollie’s Army” customer base.    Our best customers are members of our Ollie’s Army customer loyalty program, which stands at 10.2 million members as of February 1, 2020. For 2019, approximately 70% of our sales were from Ollie’s Army members, and we grew our base of loyal members by 13.3% in 2019. Ollie’s Army members spend approximately 40% more per shopping trip at Ollie’s than non-members.  We identify our target customer as “anyone between the ages of 25-70 with a wallet or a purse” seeking a great bargain.
Strong and consistent store model built for growth.    We employ a proven new store model that generates strong cash flow, consistent financial results and attractive returns on investment. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. New stores opened from 2014 to 2018 have generated an average of $4.4 million in net sales in their first 12 months of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, strategically-located distribution centers and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.
Highly experienced and passionate management team.    Our leadership team has guided our organization through its expansion and positioned us for continued growth. We have assembled a talented and dedicated team of executives. Our senior executives possess extensive experience across a broad range of disciplines, including merchandising, marketing, real estate, finance, store operations, supply chain management and information technology. We believe by encouraging equity ownership and fostering a strong team culture, we have aligned the interests of our executives with those of our stockholders. We believe these factors result in a cohesive team focused on sustainable long-term growth.
Our growth strategy
We plan to continue to drive growth in sales and profitability by executing on the following strategies:
Grow our store base.    We believe our compelling value proposition and the success of our stores across a broad range of geographic regions, population densities and demographic groups create a significant opportunity to profitably increase our store count. Our internal estimates and third party research conducted by Hoffman Strategy Group indicate the potential for more than 1,050 national locations. Our new store real estate model is flexible and focuses predominately on second generation sites ranging in size from 25,000 to 35,000 square feet. We believe there is an ample supply of suitable low-cost, second generation real estate to allow us to infill within our existing markets as well as to expand into new, contiguous geographies. This approach leverages our distribution infrastructure, field management team, store management, marketing investments and brand awareness. We expect our new store openings to be the primary driver of our continued, consistent growth in sales and profitability.
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

Index

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
Our merchandise
Strategy
We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. Our ever changing assortment of “Good Stuff Cheap” includes brand name and closeout merchandise from leading manufacturers. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer. Brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our 2019 merchandise purchases. We believe our compelling value proposition and the unique nature of our merchandise offerings have fostered our customer appeal across a variety of demographics and socioeconomic profiles.
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

●
Housewares:  cooking utensils, dishes, appliances, plastic containers, cutlery, storage and garbage bags, detergents and cleaning supplies, cookware and glassware, fans and space heaters, candles, frames and giftware;

●	Food: packaged food including coffee, bottled non-carbonated beverages, salty snacks, condiments, sauces, spices, dry pasta, canned goods, cereal and cookies;
●	Bed and bath: household goods including bedding, towels, curtains and associated hardware;
●	Books and stationery: novels, children’s, how-to, business, cooking, inspirational and coffee table books, greeting cards and various office supplies and party goods;
●	Floor coverings: laminate flooring, commercial and residential carpeting, area rugs and floor mats;

Index

●	Electronics: air conditioners, home electronics, cellular accessories and as seen on television;
●	Toys: dolls, action figures, puzzles, educational toys, board games and other related items;
●	Health and beauty aids: personal care, hair care, oral care, health and wellness, over-the-counter medicine, first aid, sun care, and personal grooming; and
●	Other: hardware, candy, clothing, sporting goods, pet products, luggage, automotive, seasonal, furniture, summer furniture and lawn & garden.

The following chart shows the breakdown of our 2019 net sales by merchandise category:

Product categories
We maintain consistent average margins across our primary product categories described below.
Brand name and closeout merchandise (approximately 70% of merchandise purchases in 2019)
Our focus is to provide huge savings to our customers primarily through brand name products across a broad range of merchandise. Our experienced merchant team purchases deeply discounted, branded or closeout merchandise primarily from manufacturers, retailers, distributors and brokers. This merchandise includes overstocks, discontinued merchandise, package changes, cancelled orders, excess inventory and buybacks from retailers and major manufacturers.
Non-closeout goods/private label (approximately 30% of merchandise purchases in 2019)
We augment the breadth of our brand name merchandise with non-closeout and private label merchandise. In categories where the consumer is not as brand conscious, such as food, home textiles, and furniture, or when we may not be offering a current brand name merchandise deal, we will buy deeply discounted unbranded merchandise. These extreme value offerings are mixed in the stores with our brand name merchandise. We also have a variety of domestic and direct-import private label merchandise and exclusive products sold under brands such as Sarasota Breeze, Erin’s Garden, Steelton Tools, American Way and Middleton Home. These high quality products are developed in key categories such as housewares, and are designed to create brand-like excitement and complement our brand name merchandise. We also have licenses for private label products that use recognizable celebrity names like Josh Capon, or brand names like Magnavox, Dan River, Cannon, and Wells Lamont. We routinely evaluate the quality and condition of these private label goods to ensure that we are delivering our customer a high quality product at a great price.

Index

Merchandise procurement and distribution
Our disciplined buying strategy and strict adherence to purchasing margins support our merchandising strategy of buying cheap to sell cheap.

Merchandising team
Our 18-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by three senior merchants, and has over 100 combined years of experience at Ollie’s. Our merchants specialize by department in order to build category expertise, in-depth knowledge and sourcing relationships. We believe our buying approach, coupled with long-standing and newly formed relationships, enable us to find the best deals from major manufacturers and pass drastically reduced prices along to our customers. We plan to further invest in and grow our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

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
We source from over 1,100 suppliers, and no supplier accounted for more than 5% of our purchases during 2019. Our dedication to building strong relationships with suppliers is evidenced by a 12-year average relationship with our top 15 suppliers. As we continue to grow, we believe our increased scale will provide us with even greater access to brand name products since many major manufacturers seek a single buyer to acquire the entire deal.

Distribution and logistics
We have made significant investments in our distribution network and personnel to support our store growth plan. Currently, we distribute over 95% of our merchandise from our distribution centers in York, PA (603,000 square feet) and Commerce, GA (962,280 square feet).  In 2019, we constructed our third distribution center in Lancaster, TX (615,060 square feet). This new distribution center became operational in February 2020.  In order to minimize the amount of time our retail stores devote to inventory management, our merchandise is seeded with price tickets and labeled with a bar code for shipping.
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

Index

Our stores
As of February 1, 2020, we operated 345 stores, averaging approximately 32,500 square feet, across 25 contiguous states in the eastern half of the United States. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We have successfully opened stores in eight new states since 2015, highlighting the portability of our new store model. The following map shows the number of stores in each of the states in which we operated as of February 1, 2020:

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
Expansion opportunities and site selection
We believe we can profitably expand our store count on a national scale to more than 1,050 locations based on internal estimates and third party research conducted by Hoffman Strategy Group. Our disciplined real estate strategy focuses on infilling existing geographies as well as expanding into contiguous markets in order to leverage our distribution infrastructure, field management team, store management, marketing investments and brand awareness.

Index

We maintain a pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	2019	2018	2017
Stores open at beginning of period	303	268	234
Stores opened	42	37	34
Stores closed	-	(2)	-
Stores open at end of period	345	303	268

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

Our strong unit growth is supported by our predictable and compelling new store model. We target a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. With our relatively low investment costs and strong new store opening performance, we target new store sales of approximately $4.0 million.  New stores opened from 2014 to 2018 have generated an average of $4.4 million in net sales in their first full year of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, corporate infrastructure, including our distribution centers, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.
Store-level management and training
Our Senior Vice President of Store Operations oversees all store activities. Our stores are grouped into three regions, divided generally along geographic lines. We employ three regional directors, who have responsibility for the day-to-day operations of the stores in their region. Reporting to the regional directors are 32 district team leaders who each manage a group of stores in their markets. At the store level, the leadership team consists of a store team leader (manager), co-team leader (first level assistant manager) and assistant team leader (second level assistant manager). Supervisors oversee specific areas within each store.
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

Index

We work tirelessly to hire talented people, to improve our ability to assess talent during the interview process and to regularly train those individuals at Ollie’s who are responsible for interviewing candidates. We also devote substantial resources to training our new managers through our Team Leader Training Program. This program operates at 28 designated training stores located across our footprint. It provides an in-depth review of our operations, including merchandising, policies and procedures, asset protection and safety, and human resources. Part-time associates receive structured training as part of their onboarding throughout their first five scheduled shifts.
Our Ollie’s Leadership Institute (“OLI”) is a program that is used to equip associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare him or her for his or her next level position. Our strong growth provides opportunities for advancement and OLI is focused on preparing eligible candidates for these positions. OLI is our preferred source for new supervisors and team leaders as “home grown” talent has proven to be successful. Since the program was implemented in 2009, our internal promotion rate has increased from approximately 18% to approximately 39% in 2019. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.
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
We tailor our marketing mix and strategy for each market, deal or promotion. We primarily use the following forms of marketing and advertising:

●
Print and direct mail: During 2019, we distributed over 600 million highly recognizable flyers. Our flyers are distributed 22 times per year and serve as the foundation of our marketing strategy.  They highlight current deals to create shopping urgency and drive traffic and increase frequency of store visits;

●
Television and radio: We selectively utilize creative television and radio advertising campaigns in targeted markets at certain times of the year, particularly during the holiday sales season, to create brand awareness and support new store openings;

●
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

●
Digital marketing and social media: We maintain an active web presence and promote our brand through our website, our mobile app and social media outlets. We also utilize targeted weekly email marketing to highlight our latest brand name offerings and drive traffic to our stores.

Index

Ollie’s Army
Our customer loyalty program, Ollie’s Army, stands at 10.2 million members as of February 1, 2020, an increase of 13.3% from 2018. In 2019, Ollie’s Army members accounted for approximately 70% of net sales and spent approximately 40% more per shopping trip, on average, than non-members.  Consistent with our marketing strategy, we engage new and existing Ollie’s Army members through the use of witty phrases and signage; examples include “Enlist in Ollie’s Army today,” “become one of the few, the cheap, the proud” and “Ollie’s Army Boot Camp…all enlistees will receive 15% off their next purchase.”  In addition, for every $250 Ollie’s Army members spend, they receive a coupon for 10% off their next entire purchase.  In 2018 we introduced Ollie’s Army ranks to the program.  For the first $250 and $500 members spend in a calendar year, they receive a coupon for 20% and 30% off of one item, respectively.  Historically, Ollie’s Army members have demonstrated double-digit redemption rates for promotional activities exclusive to Ollie’s Army members, such as our Valentine’s, Boot Camp and 15% off holiday mailers, as well as Ollie’s Army Night, an annual one-day after-hours sale in December exclusively for Ollie’s Army members. We expect to continue leveraging the data gathered from our proprietary database of Ollie’s Army members to better segment and target our marketing initiatives and increase shopping frequency.
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
Trademarks and other intellectual property
We own multiple state and federally registered trademarks related to our brand, including “Ollie’s,” “Ollie’s Bargain Outlet,” “Good Stuff Cheap,” “Ollie’s Army,” “Real Brands Real Cheap!” and “Real Brands! Real Bargains!,” among others. In addition, we maintain a federal trademark for the image of Ollie, the face of our company. We also own registered trademarks for many of our private labels such as “Sarasota Breeze,” “Steelton Tools,” “American Way” and “Middleton Home,” among others.  We routinely prosecute trademarks where appropriate, both for private label goods and to further identify our services. We enter into trademark license agreements where necessary, which may include our private label offerings, such as the Magnavox products available in our stores. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.ollies.us, www.olliesbargainoutlet.com, www.olliesarmy.com, www.ollies.cheap, www.sarasotabreeze.com and www.olliesmail.com, and unregistered copyrights in our website content. We attempt to obtain registration of our trademarks as practical and pursue infringement of those marks when appropriate.
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

Index

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
Employees
As of February 1, 2020, we employed more than 8,300 associates, approximately 3,900 of whom were full-time and approximately 4,400 of whom were part-time. Of our total associate base, approximately 180 were based at our store support center in Harrisburg, PA. Our distribution centers employ approximately 660 associates. The remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. In 2019, we employed approximately 2,400 additional seasonal associates during our peak holiday sales season. We have a long history of maintaining a culture that embraces our associates. We take pride in providing a great work environment and strong growth opportunities for our associates. None of our associates belong to a union or are party to any collective bargaining or similar agreement.
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

Index

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
Risks Related to our Business and Industry
We may not be able to execute our opportunistic buying strategy, adequately manage our supply of inventory or anticipate customer demand, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is dependent on our ability to strategically source a sufficient volume and variety of brand name merchandise at opportunistic pricing. We do not have significant control over the supply, design, function, cost or availability of many of the products that we offer for sale in our stores. Additionally, because a substantial amount of our store products are sourced by us from suppliers on a closeout basis or with significantly reduced prices for specific reasons, we are not always able to purchase specific merchandise on a recurring basis. We do not have long-term contracts with our suppliers and, therefore, we have no contractual assurances of pricing or access to products and any supplier could discontinue sales to us at any time or offer us less favorable terms on future transactions. We generally make individual purchase decisions for products that become available, and these purchases may be for large quantities that we may not be able to sell on a timely or cost-effective basis. Due to economic uncertainties, governmental orders such as those issued by the state of California, or other challenges related to the current pandemic COVID-19 (coronavirus), one or more of our suppliers could become unable to continue supplying discounted or closeout merchandise on terms or in quantities acceptable or desirable to us.
We also compete with other retailers, wholesalers and jobbers for discounted or closeout merchandise to sell in our stores. Those businesses may be better able to anticipate customer demand or procure desirable goods. Although we work with a range of suppliers, to the extent that certain of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of discount or closeout merchandise available to us could also be materially reduced, potentially compromising profit margin goals for procured merchandise.
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
Our ability to generate revenues is dependent on consumer confidence and spending, which may be subject to factors beyond our control, including changes in economic and political conditions, and health concerns.
The success of our business depends, to a significant extent, on the level of consumer confidence and spending. A number of factors beyond our control affect the level of customer confidence and spending on merchandise that we offer, including, among other things:
●	energy and gasoline prices;
●	disposable income of our customers;
●	discounts, promotions and merchandise offered by our competitors;
●	negative reports and publicity about the discount retail industry;

Index

●	outbreak of viruses or widespread illness, including COVID-19 caused by the novel coronavirus;
●	unemployment levels;
●	personal debt levels of our customers;
●	minimum wages;
●	general economic and industry conditions;
●	food prices;
●	interest rates;
●	the state of the housing market;
●	customer confidence in future economic conditions;
●	fluctuations in the financial markets;
●	tax rates and policies; and
●	natural disasters, war, terrorism and other hostilities.
Reduced customer confidence and spending cut backs may result in reduced demand for our merchandise, including discretionary items, and may force us to take inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Adverse economic conditions and any related decrease in customer demand for our merchandise could have a material adverse effect on our business, financial condition and results of operations. For example, recent fears of contagion or disease related to the widespread outbreak of COVID-19 (coronavirus) may cause customers to avoid shopping at brick and mortar retailers or reduce the number of trips they will make to our stores. Similarly, negative economic conditions related to this outbreak may limit the amount of disposable income available to our customers, which may impact our consumer demand. The Company has seen increased sales pressure in recent days.
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
We compete with a highly fragmented group of competitors, including discount, closeout, mass merchant, department, grocery, drug, convenience, hardware, variety, online and other specialty stores. We compete with these retailers with respect to product price, store location, supply and quality of merchandise, assortment and presentation and customer service. This competitive environment subjects us to the risk of an adverse impact to our financial performance because of the lower prices, and thus the lower margins, that are required to maintain our competitive position. A number of different competitive factors outside of our control could impact our ability to compete effectively, including:
●	entry of new competitors in our markets;
●	increased operational efficiencies of competitors;
●	online retail capabilities of our competitors;
●	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor customer confidence, low discretionary income or economic uncertainty;
●	continued and prolonged promotional activity by our competitors;
●	liquidation sales by our competitors that have filed or may file in the future for bankruptcy;
●	geographic expansion by competitors into markets in which we currently operate; and
●	adoption by existing competitors of innovative store formats or retail sales methods, including online.

Index

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
Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions. We opened 42 and 37 new stores in 2019 and 2018, respectively, as we continue to backfill in existing markets and expand into contiguous geographies. Our ability to timely open new stores depends in part on several factors, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate and enter into leases with acceptable terms; our ability to obtain and retain permits and licenses; our ability to hire and train new personnel, especially store managers, in a cost effective manner; our ability to adapt and grow our distribution and other operational and management systems to a changing network of stores; the availability of capital funding for expansion; our ability to respond to demographic shifts in areas where our stores are located and general economic conditions.
We may not anticipate all of the challenges imposed by the expansion of our operations into new geographic markets. Some new stores may be located in areas with different competitive and market conditions, customer tastes and discretionary spending patterns than our existing markets. We may face a higher cost of entry, difficulties attracting labor, alternative customer demands, reduced brand recognition and minimal operating experience in these areas. Although we are extremely sensitive to cannibalizing existing stores, opening new stores in our established markets may also result in inadvertent oversaturation, sales volume transfer from existing stores to new stores and reduced comparable store sales, thus adversely affecting our overall financial performance. We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition and results of operations.
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

Index

Our success depends on our executive officers, our merchant team and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, it could have a material adverse effect on our business, financial condition and results of operations.
Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, our merchant team and other key personnel. The unexpected loss of services of any of our executive officers or senior members of our merchant team could materially adversely affect our business and operations. In December 2019, we announced the unexpected passing of Mark Butler, the then-Founder, Chairman of the Board, President and CEO of the Company. While we have since appointed John Swygert as President and CEO and maintained our business strategies, we cannot ensure that the loss of Mr. Butler will not negatively impact our business and operations. Competition for skilled and experienced management in the retail industry is intense, and our future success will also depend on our ability to attract and retain qualified personnel, including our merchant team, which is responsible for purchasing and negotiating the terms of our merchandise. Failure to attract and retain new qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
Our new store growth is dependent on our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.
We maintain distribution centers in York, PA, Commerce, GA and Lancaster, TX to support our existing stores and our growth objectives. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. Delays in ramping up operations at our Lancaster, TX distribution center or any future new distribution centers could adversely affect our future operations by slowing store growth, which could, in turn, reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, weather interference, fires or other casualty losses and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.
The failure to timely acquire, develop, and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers could materially adversely affect our business and operations.
With few exceptions, inventory is shipped directly from suppliers to our distribution centers in York, PA, Commerce, GA, and Lancaster, TX, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. Increases in transportation costs (including increases in fuel costs), supplier-side delays, reductions in the capacity of carriers, changes in shipping companies, labor strikes or shortages in the transportation industry and unexpected delivery interruptions also have the potential to derail our orderly distribution process. We also may not anticipate changing demands on our distribution system or timely develop and open any necessary additional facilities. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption insurance, in the event our distribution centers are shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. In addition, our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains. Any repeated, intermittent, or long-term disruption in the operations of our distribution centers would hinder our ability to provide merchandise to our stores and could have a material adverse effect on our business, financial condition and results of operations.

Index

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
Our inventory balance represented 59.0% of our total assets exclusive of operating lease right-of-use assets, goodwill and trade name as of February 1, 2020.  Efficient inventory management is a key component of our profitability and ability to generate revenue. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods adversely impact our results of operations. If our buying decisions do not accurately correspond to customer preferences, if we inappropriately price products or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of any excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We continue to focus on ways to reduce these risks, but we cannot ensure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.
Fluctuations in comparable store sales and results of operations, including fluctuations on a quarterly basis, could cause our business performance to decline substantially.
Our results of operations have fluctuated in the past, including on a quarterly basis, and can be expected to continue to fluctuate in the future.
Our comparable store sales and results of operations are affected by a variety of factors, including:
●	national and regional economic trends in the United States;
●	changes in gasoline prices;
●	changes in our merchandise mix;
●	changes in pricing;
●	changes in the timing of promotional and advertising efforts;
●	holidays or seasonal periods; and
●	the weather.
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

Index

Our success depends, to a significant degree, on our ability to successfully implement our long-term business strategy. Our ability to successfully implement our business strategy depends on a significant number of factors, including, but not limited to, our ability to:
●	expand our store base and increase our customers;
●	access an adequate supply of quality brand name and closeout merchandise from suppliers at competitive prices;
●	achieve profitable sales and to make adjustments as market conditions change;
●	foster customer acceptance of our marketing and merchandise strategies;
●	respond to competitive pressures in our industry;
●	attract and retain store-level and management-level associates;
●	properly respond to the dynamics and demands of our market;
●	maintain our relationships with our suppliers and customers;
●	achieve positive cash flow, particularly during our peak inventory build-ups in advance of the holiday sales season; and
●	adapt to any revised or new strategic initiatives and organizational structure.
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
We focus on providing our customers with a memorable and engaging shopping experience. To grow our operations and meet the needs and expectations of our customers, we must attract, train and retain a large number of highly qualified store management personnel and sales associates, while controlling labor costs. Our ability to control labor costs is subject to numerous external factors and compliance with regulatory structures, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, governmental regulatory bodies such as the Equal Employment Opportunity Commission and the National Labor Relations Board, prevailing wage rates and wage and hour laws, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act, health insurance costs and our ability to maintain good relations with our associates. We compete with other retail businesses for many of our store management personnel and sales associates in hourly and part-time positions. These positions have had historically high turnover rates, which can lead to increased training and retention costs. We also rely on associates in our distribution centers to ensure the efficient processing and delivery of products from our suppliers to our stores. If we are unable to attract and retain quality associates, and other management personnel, or fail to comply with the regulations and laws impacting personnel, it could have a material adverse effect on our business, financial condition and results of operations.
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

Index

●	requiring that a greater portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and reducing profitability;
●	increasing our vulnerability to general adverse economic and industry conditions; and
●	limiting our flexibility in planning for, or reacting to changes in, our business or in the industry in which we compete.
We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flows from operating activities to fund these expenses and needs and sufficient funds are not otherwise available to us, we may not be able to service our lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could harm our business. Additional sites that we lease may be subject to long-term non-cancelable leases if we are unable to negotiate our current standard lease terms. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, if we are not able to enter into new leases or renew existing leases on terms acceptable to us, this could have a material adverse effect on our business, financial condition and results of operations.
We do not compete in the growing online retail marketplace, which could have a material adverse effect on our business, financial condition and results of operations.
Our long-term business strategy does not presently include the development of online retailing capabilities. To the extent that we implement online operations, we would incur substantial expenses related to such activities and would be exposed to additional cybersecurity risks. Furthermore, any development of an online retail marketplace is a complex undertaking, and there is no guarantee that any resources we apply to this effort will result in increased revenues or operating performance. However, with the growing acceptance of online shopping, the increased proliferation of mobile devices, enhanced and robust connections to mobile networks, competition from other retailers in the online retail marketplace is expected to increase. Certain of our competitors and a number of pure online retailers have established robust online operations. Increased competition from online retailers and our lack of an online retail presence may reduce our customers’ desire to purchase goods from us and could have a material adverse effect on our business, financial condition and results of operations. If consumers determine to shop more online due to cultural or health concerns, they may be less likely to return to brick and mortar retailers in the future.
Our success depends on our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, it could have a material adverse effect on our business, financial condition and results of operations.
We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements and sports marketing, we primarily advertise our in-store offerings through printed flyers. In 2019, approximately 70% of our advertising spend was for the printing and distribution of flyers. If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition and results of operations.

Index

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
We purchase merchandise directly from suppliers outside of the United States. In 2019, substantially all of our private label inventory purchases were direct imports. Our direct imports represented approximately 20% at cost of our total merchandise purchases in 2019. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including possible changes to U.S. trade policy, including potential changes in response to the widespread outbreak of COVID-19 (coronavirus), increased shipping costs, the timing of shipments, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, unexpected contagion, existing viruses or illnesses, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition and results of operations.
We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our business, financial condition and results of operations.
We routinely incur significant costs in complying with federal, state and local laws and regulations. The complexity of the regulatory environment in which we operate and the related cost of compliance are increasing due to expanding and additional legal and regulatory requirements and increased enforcement efforts. New laws or regulations, including those dealing with healthcare reform, product safety, consumer credit, privacy and information security and labor and employment, among others, or changes in existing federal, state and local laws and regulations, particularly those governing the sale of products and food safety and quality (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, other changes in workplace regulation, and compliance with laws regarding public access to our stores, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable laws or regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and could have a material adverse effect on our business, financial condition and results of operations.

Index

Data protection requirements increase our operating costs and a breach in information privacy or other related risks could negatively impact our operations.
We have access to, collect or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. The protection of our customer, associate, supplier and company data is critical to us. In recent years, there has been increasing regulation, enforcement and litigation activity in the area of privacy, data protection and information security in the United States and in various other countries, with the frequent imposition of new and changing requirements across the many states in which we conduct our business. For example, the European Union’s General Data Protection Regulation (“GDPR”), which went into effect on May 25, 2018, expands the scope of EU data protection law to all foreign companies processing personal data of EU residents and imposes a strict data protection compliance regime with significant monetary penalties. The state of California recently passed the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020. The CCPA imposed additional data protection obligations on companies considered to be doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches. Complying with the GDPR, the CCPA and similar emerging and changing privacy, data protection and information security requirements may cause us to incur substantial costs or compliance risks due to, among other things, system changes and the development of new processes and business initiatives. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring and customer attrition.
In addition, our customers have a high expectation that we will adequately protect their personal information from cyber-attack or other security breaches. We have procedures in place to evaluate the integrity of our systems, and to safeguard such data and information. However, we may be unable to effectively anticipate attacks to or breaches of our security systems or implement adequate preventative measures. A breach of customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our customer and supplier relationships and our reputation, and result in lost sales, fines and/or lawsuits, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
As of the end of 2019, we are compliant with the Payment Card Industry Data Security Standard (the “PCI Standard”) issued by the Payment Card Industry Security Standards Council. However, there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. We expect to incur additional expenses, and the time and effort of our information technology staff, to maintain PCI compliance.  Even though we are compliant with such standards, we still may not be able to prevent or timely detect security breaches.

Index

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
We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the PCI Standard, which contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are in compliance with the PCI Standard as of the end of 2019, and compliance with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.
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
Because our business is seasonal, with the highest volume of net sales during the holiday season, adverse events during our fourth fiscal quarter could materially adversely affect our business, operations, cash flows and financial condition.
We generally recognize our highest volume of net sales in connection with the holiday sales season, which occurs in the fourth quarter of our fiscal year. In anticipation of the holiday sales season, we purchase substantial amounts of seasonal inventory and hire many part-time associates. Because a significant percentage of our net sales and operating income are generated in our fourth fiscal quarter, we have limited ability to compensate for shortfalls in our fourth fiscal quarter sales or earnings by changing our operations or strategies in other fiscal quarters. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, errors in anticipating consumer demand for our products, or unanticipated adverse or unseasonable weather conditions could result in lower than planned sales during the holiday sales season. If our fourth fiscal quarter sales results were substantially below expectations, we would realize less cash flows from operations, and may be forced to mark down our merchandise, especially our seasonal merchandise, which could have a material adverse effect on our business, financial condition and results of operations.

Index

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
Our business is subject to the risk of litigation by customers, current and former associates, suppliers, stockholders, intellectual property rights holders, government agencies and others through private actions, class actions, collective actions, administrative proceedings, regulatory actions, or other litigation. From time to time, such lawsuits are filed against us and the outcome of any litigation, particularly class or collective action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend any such lawsuits may be significant and may negatively affect our operating results if changes to our business operations are required. There may also be negative publicity associated with litigation that could decrease customer acceptance of merchandise offerings, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.
Epidemic or pandemic outbreaks such as COVID-19 (coronavirus), natural disasters, whether or not caused by climate change, unusual weather conditions, terrorist acts and political events, could disrupt business and result in lower sales and otherwise adversely affect our financial performance.
The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Epidemic or pandemic outbreaks, such as COVID-19 (coronavirus) could impact our management and sales associates, our inventory supply, delivery schedules, our ability to keep our stores open due to mandatory governmental restrictions or may cause our customers to avoid shopping at brick and mortar retailers or reduce the number of trips they will make to our stores. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our centralized distribution centers or our corporate headquarters, we may be unable to maintain delivery schedules or provide other support functions to our stores. This could have a sustained material adverse effect on our business, financial condition and results of operations.
In addition, severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability. If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during these periods. Natural disasters, including tornadoes, hurricanes, floods and earthquakes, may damage our stores or other operations, which may materially adversely affect our consolidated financial results.

Index

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.
Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, wage and hour and certain other employment-related claims, public accommodation claims, class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. We continue to maintain property insurance for catastrophic events at our store support center, distribution centers and stores. In addition, because of ongoing changes in healthcare law, among other things, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical claims. While we have coverage for some cyber-related incidents, the nature and scope of any potential attack or breach may result in substantial costs that would exceed the scope of coverage or limits of coverage.  If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition and results of operations.
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
On May 22, 2019, the Company completed a transaction in which it refinanced its credit facility (the “Credit Facility”) which includes a revolving credit facility (the “Revolving Credit Facility”).  As of February 1, 2020, we had no outstanding borrowings on the Revolving Credit Facility, with $90.8 million of borrowing availability. We may, from time to time, incur additional indebtedness.

Index

The agreements governing our Credit Facility place certain conditions on us, including that they:
●	increase our vulnerability to adverse general economic or industry conditions;
●	limit our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
●	make us more vulnerable to increases in interest rates, as borrowings under our Credit Facility are at variable rates;
●	limit our ability to obtain additional financing in the future for working capital or other purposes;
●
require us to utilize our cash flow from operations to make payments on indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity and other general corporate purposes; and

●	place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our Credit Facility places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our Credit Facility, we may be permitted to incur substantial additional indebtedness and may incur obligations that do not constitute indebtedness under the terms of the Credit Facility. Our Credit Facility also places certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. Our Credit Facility also places certain restrictions on the payment of dividends and distributions and certain management fees. These restrictions limit or prohibit, among other things, our ability to:

●	pay dividends on, redeem or repurchase our stock or make other distributions;
●	incur or guarantee additional indebtedness;
●	sell stock in our subsidiaries;
●	create or incur liens;
●	make acquisitions or investments;
●	transfer or sell certain assets or merge or consolidate with or into other companies;
●	make certain payments or prepayments of indebtedness subordinated to our obligations under our Credit Facility; and
●	enter into certain transactions with our affiliates.
Failure to comply with certain covenants or the occurrence of a change of control under our Credit Facility could result in the acceleration of our obligations under the Credit Facility, which would materially adversely affect our liquidity, capital resources and results of operations.

Under certain circumstances, our Credit Facility requires us to comply with certain financial covenants regarding our fixed charge coverage ratio.  Failure to comply could result in a default and an acceleration of our obligations under the Credit Facility, which could have a material adverse effect on our liquidity and our business, financial condition and results of operations. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities.”

Index

We may be unable to generate sufficient cash flows to satisfy debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.
Our ability to make principal and interest payments on and to refinance indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flows from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business, financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flows from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. The terms of future debt agreements, including our Credit Facility, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. If we are unable to refinance indebtedness on commercially reasonable terms or at all or to effect any other action relating to indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.
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

Index

The estate of our former Chief Executive Officer owns a substantial percentage of our outstanding common stock and the estate’s interests may be different from or conflict with those of our other stockholders.
As of February 1, 2020, the estate of Mark Butler, our former Chairman, President and Chief Executive Officer, beneficially owned 13.3% of our outstanding common stock. Accordingly, Mr. Butler’s estate would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Our principal stockholder’s interests might not always coincide with our interests or the interests of our other stockholders.
Anti-takeover provisions in our third amended and restated certificate of incorporation and fourth amended and restated bylaws and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our third amended and restated certificate of incorporation and fourth amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our third amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
●	authorize our Board to issue, without further action by the stockholders, up to 50,000,000 shares of undesignated preferred stock;
●	subject to certain exceptions, require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
●	specify that special meetings of our stockholders can be called only by a majority of our Board or upon the request of the Chief Executive Officer;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;
●	establish that our Board is divided into three classes, with each class serving three-year staggered terms;
●	prohibit cumulative voting in the election of directors; and
●	provide that vacancies on our Board may be filled only by a majority of directors then in office, even though less than a quorum.

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
Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or grant of stock options or restricted stock units in the future may cause the market price of our common stock to decrease significantly.  As of February 1, 2020, we have an aggregate of 3,406,238 shares of common stock issuable upon exercise of outstanding options and the vesting of restricted stock units under the 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2012 Equity Incentive Plan, the “Equity Plans”) (2,455,473 of which are fully vested).

Index

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
Holdings has no direct operations and no significant assets other than ownership of 100% of the capital stock of its subsidiaries. Because Holdings conducts operations through subsidiaries, it depends on those entities for dividends and other payments to generate the funds necessary to meet financial obligations and to pay any dividends with respect to its common stock. Legal and contractual restrictions in the Credit Facility and other agreements which may govern future indebtedness of subsidiaries, as well as the financial condition and operating requirements of subsidiaries, may limit its ability to obtain cash from subsidiaries. The earnings from, or other available assets of, subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable Holdings to pay any dividends on its common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.
We do not expect to pay any cash dividends for the foreseeable future.
The continued operation and expansion of our business will require substantial funding. We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our Credit Facility and might be restricted by the terms of any indebtedness that we incur in the future. Accordingly, realization of any gain on our common stock will depend on the appreciation of the price of the shares of our common stock, which may never occur.
Item 1B.	Unresolved Staff Comments
None.
Item 2.	Properties
We lease the majority of our retail stores, often in second generation sites ranging in size from 22,000 to 50,000 square feet. Our corporate headquarters, located in Harrisburg, PA, is 58,208 square feet and is leased under an agreement that expires in February 2033, with options to renew for three successive five-year periods. Our corporate data center and additional office space is 14,107 square feet and is under an agreement that expires July 31, 2020, with an option to purchase or an option to renew for two successive two-year periods. Our 603,000 square foot distribution center located in York, PA is leased under an agreement that expires in March 2028 with options to renew for two successive five-year periods. Our 962,280 square foot distribution center in Commerce, GA is leased under an agreement that expires in April 2024 with options to renew for three successive five-year periods. In 2019, we constructed our 615,060 square foot distribution center in Lancaster, TX. The distribution center became fully operational during the first quarter of fiscal 2020. We invested $42.8 million over the course of the construction period in 2019.  As of February 1, 2020, there were 345 Ollie’s Bargain Outlet locations across 25 contiguous states in the eastern half of the United States.

Index

In 2018, OBO Ventures, Inc. (“OBO”), a wholly owned subsidiary of Ollie’s, acquired a total of 12 former Toys “R” Us store sites as part of the ongoing real estate auctions for Toys “R” Us locations.  The Company paid an aggregate of approximately $42 million for the store locations.  The stores are located in states with existing Ollie’s Bargain Outlet stores.  On May 31, 2019, OBO entered into a sale-leaseback transaction with an unaffiliated third-party for the 12 store locations. OBO received approximately $42.0 million for the 12 locations, which resulted in no net gain or loss. Each of the 12 leased locations has 15-year lease terms with options for renewal.
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
On September 17, 2019, a purported shareholder class action lawsuit captioned Robert Stirling et al. v. Ollie’s Bargain Outlet Holdings, Inc. et al., Civ. No. 1:19-cv-08647-JPO was filed in the United States District Court for the Southern District of New York against the Company, Mark Butler (then serving as the Company’s Chief Executive Officer and Chairman of the Board of Directors), Jay Stasz (the Company’s Chief Financial Officer), and John Swygert (then serving as the Company’s Chief Operational Officer). The complaint alleges that, in public statements between June 6, 2019, and August 28, 2019, the defendants made materially false and misleading statements and/or failed to disclose material information about the Company’s earnings, projections, supply chain, and inventory. The plaintiffs seek unspecified monetary damages and other relief. On December 5, 2019, the Court appointed lead plaintiffs Bernard L. Maloney and Nathan Severe to act on behalf of the putative class of Ollie’s stockholders. On February 20, 2020, the lead plaintiffs filed an amended complaint extending the class period to March 26, 2019 through August 28, 2019, alleging substantially similar claims as the initial complaint, and seeking the same relief. On March 6, 2020, the court ordered that Michael L. Bangs, Executor of the Estate of Mark L. Butler be substituted as party for Mark Butler. We believe the case to be without merit.
From time to time we may be involved in claims and legal actions that arise in the ordinary course of our business. We cannot predict the outcome of any litigation or suit to which we are a party. However, we do not believe that an unfavorable decision of any of the current claims or legal actions against us, individually or in the aggregate, will have a material adverse effect on our financial position, results or operations, liquidity or capital resources.
Item 4.	Mine Safety Disclosures
Not applicable.

Index

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on NASDAQ under the symbol “OLLI.” The following tables set forth for the periods indicated the high and low sales prices of our common stock on NASDAQ.

	2019
	High	Low
First Quarter	$97.98	$78.10
Second Quarter	$103.03	$80.53
Third Quarter	$83.09	$53.60
Fourth Quarter	$70.99	$52.88

	2018
	High	Low
First Quarter	$64.45	$50.65
Second Quarter	$77.50	$62.00
Third Quarter	$97.61	$68.85
Fourth Quarter	$94.73	$59.72

As of February 1, 2020, we had approximately 400 stockholders of record.
Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between July 16, 2015 (the first day of trading following our initial public offering (“IPO”)) and February 1, 2020 to the cumulative return of (i) the NASDAQ Composite Total Return index and (ii) the NASDAQ US Benchmark Retail Index over the same period.  This graph assumes an initial investment of $100 on July 16, 2015 in our common stock, the NASDAQ Composite Total Return index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any.  Such returns are based on historical results and are not intended to suggest future performance.

Index

	7/16/15	1/30/16	1/28/17	2/3/18	2/2/19	2/1/20
Ollie’s Bargain Outlet Holdings, Inc.	$100.00	105.67	138.77	254.14	375.18	250.78
NASDAQ Global Market Composite Index	$100.00	65.56	78.42	100.90	106.07	126.79
NASDAQ US Benchmark Retail Index	$100.00	93.65	101.74	135.34	140.30	164.92

Dividends

Our common stock began trading on July 16, 2015. Since then, we have not declared any cash dividends nor do we expect to in the foreseeable future as we intend to retain our earnings to finance the development and growth of our business and operations.

The Credit Facility contains a number of restrictive covenants that, among other things and subject to certain exceptions, restrict Ollie’s Bargain Outlet, Inc.’s and Ollie’s Holdings, Inc.’s (together the “Borrowers”) ability and the ability of their subsidiaries to pay dividends on our capital stock or redeem, repurchase or retire our capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 6.          Selected Consolidated Financial Data

The following tables set forth Ollie’s Bargain Outlet Holdings, Inc.’s selected historical consolidated financial and other data for the periods ended on and as of the dates indicated. We derived the consolidated statement of income data and consolidated statement of cash flows data for 2019, 2018 and 2017 and the consolidated balance sheet data as of February 1, 2020 and February 2, 2019 from our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statement of income data and consolidated statement of cash flows data for 2016 and 2015 and the consolidated balance sheet data as of February 3, 2018, January 28, 2017, and January 30, 2016 from our audited consolidated financial statements and related notes thereto not included in this Annual Report on Form 10-K.

Each of 2019, 2018, 2016, and 2015 consisted of 52-week periods.  2017 consisted of 53 weeks.

The historical consolidated statement of income data, consolidated statement of cash flows data and consolidated balance sheet data presented in the following tables are not necessarily indicative of the results expected for 2020 or for any future period. You should read the information set forth below together with the consolidated financial statements and accompanying notes and the information under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Index

	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statement of Income Data:
Net sales	$1,408,199	$1,241,377	$1,077,032	$890,315	$762,370
Cost of sales	852,610	743,726	645,385	529,904	459,506
Gross profit	555,589	497,651	431,647	360,411	302,864
Selling, general and administrative expenses	356,060	312,790	278,174	242,891	209,783
Depreciation and amortization expenses	14,582	11,664	9,817	8,443	7,172
Pre-opening expenses	13,092	11,143	7,900	6,883	6,337
Operating income	171,855	162,054	135,756	102,194	79,572
Interest (income) expense, net	(878)	1,261	4,471	5,935	15,416
Loss on extinguishment of debt	-	150	798	-	6,710
Income before income taxes	172,733	160,643	130,487	96,259	57,446
Income tax expense	31,603	25,630	2,893	36,495	21,607
Net income	$141,130	$135,013	$127,594	$59,764	$35,839
Earnings per common share:
Basic	$2.23	$2.16	$2.08	$0.99	$0.67
Diluted	$2.14	$2.05	$1.96	$0.96	$0.64
Weighted average common shares outstanding:
Basic	63,214	62,568	61,353	60,160	53,835
Diluted	65,874	65,905	64,950	62,415	55,796

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$105,344	$126,079	$95,936	$67,088	$45,848
Investing activities	(34,124)	(73,848)	(19,157)	(16,423)	(14,337)
Financing activities	(33,211)	(39,524)	(136,228)	17,759	(23,204)

	As of
	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$89,950	$51,941	$39,234	$98,683	$30,259
Total assets (1)	1,596,247	1,159,003	1,038,199	1,039,375	943,822
Total debt	800	679	48,993	194,000	198,451
Total liabilities (1)	537,362	216,351	241,737	388,114	381,873
Total stockholders’ equity	1,058,885	942,652	796,462	651,261	561,949

(1)
In the first quarter of fiscal 2019, the Company adopted Accounting Standards Update 2016-02, Leases, which pertains to accounting for leases.  Under the new standard, lessees are required to recognize right-of-use assets and lease liabilities on the balance sheet for all leases.  The Company adopted this standard using a modified retrospective transition method and elected the option to not restate comparative periods.

Index

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer January 31 of the following year. References to “2019” refer to the fiscal year ended February 1, 2020 and references to “2018” refer to the fiscal year ended February 2, 2019.  2019 and 2018 each consisted of a 52-week period.  References to “2020” refer to the fiscal year ending January 30, 2021, which consists of a 52-week period.
Overview
Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices.  Known for our assortment of “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including food, housewares, books and stationery, bed and bath, floor coverings, electronics, and toys.  Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong and consistent store performance as evidenced by our store base expansion from 203 stores to 345 stores, net sales growth from $762.4 million to $1.4 billion and average net sales per store ranging from $3.8 million to $4.2 million from 2015 to 2019.
Key Developments
On December 2, 2019, our Board of Directors announced the unexpected passing of Mark Butler, Founder, Chairman of the Board, President and CEO of the Company, and announced that John Swygert had been named interim President and CEO. On December 10, 2019, our Board of Directors announced that Mr. Swygert had been appointed President and Chief Executive Officer and elected Mr. Swygert to the Board of Directors effective immediately. Mr. Swygert had served as Executive Vice President and Chief Operating Officer of Ollie’s since January 2018, and prior to this served as Chief Financial Officer since 2004. Certain terms of Mr. Swygert’s employment agreement were amended in connection with his new appointment.
On February 27, 2020, Omar Segura, our Senior Vice President, Store Operations, announced his intention to retire and separate from employment effective as of the close of business on May 1, 2020. Mr. Segura will continue to serve in his respective capacity with the Company until his retirement date. In connection with Mr. Segura’s forthcoming retirement and pursuant to the Company’s executive transition plan, Scott Osborne was promoted to Vice President of Store Operations, effective as of February 27, 2020. Mr. Osborne has been with the Company since April 2002, serving most recently as Regional Vice President of Stores.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus has recently been recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate.  The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 (coronavirus), and there are many unknowns.  While to date we have not been required to close any of our stores, we are currently operating under reduced hours and we have seen increased sales pressure in recent days.  We continue to monitor the impact of the COVID-19 (coronavirus) outbreak closely.  The extent to which the COVID-19 (coronavirus) outbreak will impact our operations or financial results is uncertain.
Our Growth Strategy
Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 345 stores located in 25 states as of February 1, 2020.

Index

During 2019, our stores were supported by two distribution centers, one in York, PA and one in Commerce, GA. Our third distribution center in Lancaster, TX was constructed in 2019 and commenced operations in February 2020. We believe our distribution capabilities, once our Lancaster, TX is fully operational, can support a range of 500 to 600 stores over the next several years. We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

●	growing our merchant buying team to increase our access to brand name/closeout merchandise;
●	adding members to our senior management team;
●	expanding the capacity of our distribution centers to our current 1.6 million square feet plus an additional 615,000 square feet once the new distribution center is fully operational; and
●	investing in information technology, accounting, and warehouse management systems.

Our business model has produced consistent and predictable store growth over the past several years, during both strong and weaker economic cycles.  We plan to continue to enhance our competitive positioning and drive growth in sales and profitability by executing on the following strategies:

●	growing our store base;
●	increasing our offerings of great bargains; and
●	leveraging and expanding Ollie’s Army.

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target new stores sales of approximately $4.0 million.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business. From 2015 to 2019, net sales grew at a CAGR of 16.5%.  We plan to achieve continued net sales growth, including increases in our comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general and administrative expenses (“SG&A”) by furthering process improvements and by maintaining our standard policy of reviewing our operating costs.

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

Index

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
We opened 42 new stores in 2019.  We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are approximately seven years with options to renew for three to five successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.
Net Sales

We recognize retail sales in our stores when merchandise is sold and the customer takes possession of the merchandise.  Also included in net sales in 2019 and 2018 is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program and gift card breakage.  Net sales are presented net of returns and sales tax. Net sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.”  Growth of our net sales is primarily driven by expansion of our store base in existing and new markets.  As we continue to grow, we believe we will have greater access to brand name and closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers.  Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

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
We define comparable stores to be stores:
●	that have been remodeled while remaining open;

Index

●	that are closed for five or fewer days in any fiscal month;
●	that are closed temporarily and relocated within their respective trade areas; and
●	that have expanded, but are not significantly different in size, within their current locations.
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

Index

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
Operating Income

Operating income is gross profit less SG&A, depreciation and amortization and pre-opening expenses.  Operating income excludes net interest income or expense and income tax expense.  We use operating income as an indicator of the productivity of our business and our ability to manage expenses.
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

We define EBITDA as net income before net interest income or expense, loss on extinguishment of debt, depreciation and amortization expenses and income taxes.  Adjusted EBITDA represents EBITDA as further adjusted for the non-cash items of stock-based compensation expense and certain purchase accounting items, and a gain on an insurance settlement.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.  For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA, see “Results of Operations.”
Results of Operations

This section includes comparisons of certain 2019 financial information to the same information for 2018.  Year-to-year comparisons of the 2018 financial information to the same information for fiscal 2017, the 53-week period ended February 3, 2018, are contained in Item 7 of our Form 10-K for 2018 filed with the SEC on March 29, 2019 and available through the SEC’s website at https://www.sec.gov/edgar/searchedgar/companysearch.html.

Index

The following tables summarize key components of our results of operations for 2019 and 2018, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for 2019 and 2018 from our consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	2019	2018

Net sales	$1,408,199	$1,241,377
Cost of sales	852,610	743,726
Gross profit	555,589	497,651
Selling, general and administrative expenses	356,060	312,790
Depreciation and amortization expenses	14,582	11,664
Pre-opening expenses	13,092	11,143
Operating income	171,855	162,054
Interest (income) expense, net	(878)	1,261
Loss on extinguishment of debt	-	150
Income before income taxes	172,733	160,643
Income tax expense	31,603	25,630
Net income	$141,130	$135,013
Percentage of net sales(1):
Net sales	100.0%	100.0%
Cost of sales	60.5	59.9
Gross profit	39.5	40.1
Selling, general and administrative expenses	25.3	25.2
Depreciation and amortization expenses	1.0	0.9
Pre-opening expenses	0.9	0.9
Operating income	12.2	13.1
Interest (income) expense, net	(0.1)	0.1
Loss on extinguishment of debt	-	-
Income before income taxes	12.3	12.9
Income tax expense	2.2	2.1
Net income	10.0%	10.9%
Select operating data:
Number of new stores	42	37
Number of store closings	-	(2)
Number of stores open at end of period	345	303
Average net sales per store (2)	$4,234	$4,330
Comparable stores sales change	(2.1)%	4.2%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	2019	2018
	(dollars in thousands)
Net income	$141,130	$135,013
Interest (income) expense, net	(878)	1,261
Loss on extinguishment of debt	-	150
Depreciation and amortization expenses (1)	17,853	14,343
Income tax expense	31,603	25,630
EBITDA	189,708	176,397
Gain from insurance settlement	(1,029)	-
Non-cash stock-based compensation expense	7,302	7,291
Non-cash purchase accounting items	-	(2)
Adjusted EBITDA	$195,981	$183,686

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.

2019 compared to 2018

Net Sales
Net sales increased to $1.408 billion in 2019 from $1.241 billion in 2018, an increase of $166.8 million, or 13.4%. The increase was the result of a non-comparable store sales increase of $190.9 million, partially offset by a comparable store sales decrease of $24.1 million. The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during 2019.

Comparable store sales decreased 2.1% in 2019 compared with a 4.2% increase in 2018. The decrease in comparable store sales in 2019 consisted of a decrease in the number of transactions partially offset by an increase in the average transaction size. Increases in our floor coverings, hardware and clothing departments were offset by sales declines in books, housewares, electronics and toys departments.
Cost of Sales

Cost of sales increased to $852.6 million in 2019 from $743.7 million in 2018, an increase of $108.9 million, or 14.6%.
Gross Profit and Gross Margin

Gross profit increased to $555.6 million in 2019 from $497.7 million in 2018, an increase of $57.9 million, or 11.6%. The increase in gross profit was primarily the result of new store sales growth.  Our gross margin decreased 60 basis points to 39.5% in 2019 from 40.1% in 2018 due to higher supply chain costs as a percentage of net sales.  Merchandise margin was consistent year over year.
Selling, General and Administrative Expenses

SG&A increased to $356.1 million in 2019 from $312.8 million in 2018, an increase of $43.3 million, or 13.8%. As a percentage of net sales, SG&A increased 10 basis points to 25.3% in 2019 compared with 25.2% in 2018. The dollar increase in SG&A was primarily driven by increased selling expenses associated with 42 new stores. These increased expenses consisted primarily of store payroll and benefits, store occupancy costs, and other store-related expenses. SG&A was partially offset by lower incentive compensation and reduced stock compensation expense in 2019.

Index

Included in SG&A in 2019 is $1.0 million of income related to a gain from an insurance settlement. Excluding this gain, SG&A expenses increased 14.2% over 2018 and as a percentage of net sales increased 20 basis points.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $14.6 million in 2019 from $11.7 million in 2018, an increase of $2.9 million, or 25.0%, the result of the increased asset base due to new store growth.

Pre-Opening Expenses

Pre-opening expenses increased to $13.1 million in 2019 from $11.1 million in 2018, an increase of $1.9 million, or 17.5%. The increase is primarily due to the comparative number and timing of new store openings year over year.  We opened 42 stores in 2019 compared with 37 stores in 2018.

Interest (Income) Expense, Net

Net interest income totaled $0.9 million in 2019.  Net interest expense was $1.3 million in 2018. We paid our prior term loan facility in full during 2018, and therefore we had no debt in 2019, which reduced our interest expense.  In addition, we invest cash on hand into highly liquid investments.  These investments generated increased interest income in 2019.

Income Tax Expense

Income tax expense increased to $31.6 million in 2019 from $25.6 million in 2018, an increase of $6.0 million.  The effective tax rates for 2019 and 2018 were 18.3% and 16.0%, respectively.  The increased effective tax rate in 2019 was primarily the result of a decrease in excess tax benefits related to stock-based compensation.  These discrete benefits totaled $11.2 million and $14.6 million in 2019 and 2018, respectively.

Net Income

As a result of the foregoing, net income increased to $141.1 million in 2019 from $135.0 million in 2018, an increase of $6.1 million, or 4.5%.

Adjusted EBITDA

Adjusted EBITDA increased to $196.0 million in 2019 from $183.7 million in 2018, an increase of $12.3 million, or 6.7%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of February 1, 2020, we had $90.0 million of cash and cash equivalents on hand and $90.8 million available to borrow under our Revolving Credit Facility.  On May 22, 2019, we refinanced our Revolving Credit Facility to extend the maturity to May 22, 2024.  For further information, see Note 7 under “Notes to Consolidated Financial Statements.”

Index

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $77.0 million and $74.2 million for capital expenditures in 2019 and 2018, respectively.  Our 2019 capital expenditures included $42.8 million for the continued build-out of our third distribution center.  Our 2018 capital expenditures included the purchase of 12 former Toys “R” Us locations for approximately $42.0 million. On May 31, 2019, OBO entered into a sale-leaseback transaction with an unaffiliated third-party for the 12 store locations. OBO received approximately $42.0 million for the 12 locations, which resulted in no net gain or loss. We expect to fund capital expenditures from net cash provided by operating activities.  We opened 42 new stores during 2019 and expect to open between 47 and 49 new stores during 2020.  We will be investing in these new stores, store resets, our distribution centers and general corporate capital expenditures, including information technology, in 2020.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash flows from operations.

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

Share Repurchase Program

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of our common stock.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks or in privately negotiated transactions).  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic, and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares, has a two-year term, and is subject to suspension or termination by our Board of Directors at any time.

During 2019, we repurchased 689,457 shares of our common stock for $40.0 million, inclusive of transaction costs, pursuant to our share repurchase program.  These expenditures were funded by cash generated from operations.  As of February 1, 2020, we had $60.0 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	2019	2018
	(in thousands)
Net cash provided by operating activities	$105,344	$126,079
Net cash used in investing activities	(34,124)	(73,848)
Net cash used in financing activities	(33,211)	(39,524)
Net increase in cash and cash equivalents	$38,009	$12,707

Cash Provided By Operating Activities

Net cash provided by operating activities in 2019 totaled $105.3 million, decreasing from $126.1 million in 2018.  The decrease in net cash provided by operating activities was primarily the result of increased working capital requirements due to the increased number of new store openings in 2019, partially offset by increased current year net income and an increase in deferred income taxes.

Cash Used in Investing Activities

Net cash used in investing activities decreased to $34.1 million in 2019 from $73.8 million in 2018.  The net change in investing activities is primarily related to the purchase of 12 former Toys “R” Us store sites in August 2018 and the proceeds from the sale-leaseback transaction for the same properties of approximately $42.0 million in May 2019 as described in Note 4 of the accompanying “Notes to Consolidated Financial Statements.”  2019 capital expenditures included $42.8 million invested in the build-out of our third distribution center. In 2018, we spent $4.4 million to obtain land for and begin construction of our third distribution center.

Cash Used In Financing Activities

Net cash used in financing activities totaled $33.2 million and $39.5 million in 2019 and 2018, respectively.  The net change in financing activities is primarily due to $40.0 million used to repurchases shares of our common stock in 2019, compared with $48.8 million of prepayments made on our prior term loan to pay off the outstanding balance in full in 2018.

Credit Facilities

Our prior credit facilities consisted of a $200.0 million term loan, which was fully paid as of February 2, 2019, and a $100.0 million revolving credit facility, which included a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.  Loans under the prior credit facilities would have matured January 29, 2021, however, we made voluntary prepayments under the prior term loan facility totaling $48.8 million during 2018, paying the balance in full.

On May 22, 2019, we completed a transaction in which we refinanced our credit facility (the “Credit Facility”).  The Credit Facility provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  The loans under the Revolving Credit Facility mature on May 22, 2024.  In addition, we may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility.

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

Index

Under the terms of the Revolving Credit Facility, as of February 1, 2020, we could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $100.0 million.

As of February 1, 2020, we had no outstanding borrowings under the Revolving Credit Facility, with $90.8 million of borrowing availability, outstanding letters of credit commitments of $9.0 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. We incurred unused line fees of $0.2 million in both 2019 and 2018.
The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which we must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  We were in compliance with all terms of the Credit Facility during 2019.
The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on our consolidated balance sheet as of February 1, 2020, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases.

As of February 1, 2020, our contractual lease obligations were:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Operating leases (1)	$67,960	$131,864	$102,244	$111,419	$413,487
Finance leases	407	482	-	-	889
Total	$68,367	$132,346	$102,244	$111,419	$414,376

(1)	Operating lease payments exclude $32.2 million of legally binding minimum lease payments for leases signed, but not yet commenced.

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
Under the retail inventory method, which is widely used in the retail industry, inventory is segregated into departments of merchandise having similar characteristics.  The valuation of inventories and the resulting gross margin is derived by applying a calculated cost-to-retail ratio to the retail value of inventories for each department.
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

Index

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
For 2019 and 2018, we completed an impairment test of our goodwill and determined that no impairment of goodwill existed.

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

For 2019 and 2018, we completed an impairment test of our tradename and determined that no impairment of the asset existed.

For 2018, intangible assets with determinable useful lives were amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Due to the adoption of Accounting Standards Update 2016-02, Leases, as of February 3, 2019, intangible assets are now included in the operating lease right-of-use assets on the consolidated balance sheet.
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

Index

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Credit Facility, which carries variable interest rates.  As of February 1, 2020, our Credit Facility consisted solely of a Revolving Credit Facility with advances tied to a borrowing base.  Because our Credit Facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of February 1, 2020, we had no outstanding variable rate debt under our Revolving Credit Facility.  We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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

Index

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2020, and the related notes and financial statement schedule I – condensed financial information of registrant (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of February 4, 2018 due to the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers.

Also as discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of ASU 2016-02, Leases.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Index

Evaluation of excess inventories
As discussed in Note 1(h) to the consolidated financial statements, the Company utilizes the retail inventory method. The retail inventory method involves the use of judgments and estimates, such as the timing of permanent markdowns, to account for excess inventory that may impact the valuation of ending inventory. Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise and customer preferences. As of February 1, 2020, the Company’s inventory balance was $335.2 million.

We identified the evaluation of excess inventories as a critical audit matter. Especially challenging auditor judgement was required to evaluate the timeliness of permanent markdowns due to the subjective nature of the audit procedures applied to evaluate the time period in which the excess inventories warranted a permanent markdown.

We addressed this critical audit matter by performing the following procedures. We tested certain internal controls over the Company’s process relating to inventory permanent markdowns, including controls related to the review of the excess inventory analysis, which included the number of days inventories have been outstanding, in order to identify excess inventories. To test the timeliness of permanent markdowns, we involved information technology professionals with specialized skills and knowledge to assess the reliability of the aged inventory items by product type, and we assessed the reliability of the excess inventory analysis. In addition, we evaluated the Company’s determination of timely permanent markdowns by analyzing the Company’s excess inventory analysis.

Assessment of the adoption of ASU 2016-02, Leases
As discussed in Note 4 to the consolidated financial statements, the Company adopted ASU 2016-02 on February 3, 2019. The Company leases 344 stores, two distribution centers, and their corporate locations. At the adoption date, the Company recognized $268.2 million of right-of-use assets and $269.1 million of operating lease liabilities on its consolidated balance sheet.

We identified the assessment of the adoption of ASU 2016-02 as a critical audit matter. There was a significant amount of effort and judgment by the Company over its implementation of ASU 2016-02. This in turn led to significant audit effort and a high degree of auditor judgment in applying our audit procedures to assess the Company’s adoption of ASU 2016-02, which required the assistance of professionals with specialized skills and knowledge. Such audit effort and judgment required in our procedures related to testing the amount recorded for the right-of-use assets and lease liabilities, which also included evaluating assumptions inherent in the implementation of the standard; specifically, the incremental borrowing rates used to discount the future cash flows.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s ASU 2016-02 implementation, including the Company’s process to estimate the incremental borrowing rates. We selected a sample of leases classified as short-term to evaluate the Company’s determination that they qualified for the short-term lease recognition exemption. We read the Company’s ASU 2016-02 accounting analyses that documented its selection of available practical expedients and the terms of its lease contracts. We evaluated these analyses by selecting samples of lease contracts and comparing the relevant contract terms to those used by the Company in its determination of the right-of-use assets and lease liabilities. We tested the amount recorded for the right-of-use asset and lease liability for samples of leases. We evaluated the Company’s estimate of the incremental borrowing rates by comparing its rates to external data. We utilized valuation professionals with specialized skills and knowledge, who assisted by independently estimating rates based on market-based data and comparing the results to the Company’s rates. In addition, we evaluated the overall sufficiency of the audit procedures applied and audit evidence obtained over the Company’s adoption of ASU 2016-02.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania
March 25, 2020

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal year ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net sales	$1,408,199	$1,241,377	$1,077,032
Cost of sales	852,610	743,726	645,385
Gross profit	555,589	497,651	431,647
Selling, general and administrative expenses	356,060	312,790	278,174
Depreciation and amortization expenses	14,582	11,664	9,817
Pre-opening expenses	13,092	11,143	7,900
Operating income	171,855	162,054	135,756
Interest (income) expense, net	(878)	1,261	4,471
Loss on extinguishment of debt	–	150	798
Income before income taxes	172,733	160,643	130,487
Income tax expense	31,603	25,630	2,893
Net income	$141,130	$135,013	$127,594
Earnings per common share:
Basic	$2.23	$2.16	$2.08
Diluted	$2.14	$2.05	$1.96
Weighted average common shares outstanding:
Basic	63,214	62,568	61,353
Diluted	65,874	65,905	64,950

See accompanying notes to the consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	February 1, 2020	February 2, 2019
Current assets:
Cash and cash equivalents	$89,950	$51,941
Inventories	335,181	296,407
Accounts receivable	2,840	570
Prepaid expenses and other assets	5,567	9,579
Total current assets	433,538	358,497
Property and equipment, net of accumulated depreciation and amortization of $77,286 and $60,433, respectively	132,084	119,052
Operating lease right-of-use assets	352,684	–
Goodwill	444,850	444,850
Trade name and other intangible assets, net of accumulated amortization of $0 and $2,160, respectively	230,559	232,304
Other assets	2,532	4,300
Total assets	$1,596,247	$1,159,003
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$273	$238
Accounts payable	63,223	77,431
Income taxes payable	3,906	7,393
Current portion of operating lease liabilities	53,551	–
Accrued expenses and other	56,732	65,934
Total current liabilities	177,685	150,996
Revolving credit facility	–	–
Long-term debt	527	441
Deferred income taxes	59,401	55,616
Long-term operating lease liabilities	299,743	–
Other long-term liabilities	6	9,298
Total liabilities	537,362	216,351
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	–	–
Common stock - 500,000 shares authorized at $0.001 par value; 63,712 and 63,015 shares issued, respectively	64	63
Additional paid-in capital	615,350	600,234
Retained earnings	483,571	342,441
Treasury - common stock, at cost; 698 and 9 shares, respectively	(40,100)	(86)
Total stockholders’ equity	1,058,885	942,652
Total liabilities and stockholders’ equity	$1,596,247	$1,159,003

See accompanying notes to the consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 28, 2017	60,756	$61	(9)	$(86)	$565,861	$85,425	$651,261
Stock-based compensation expense	–	–	–	–	7,413	–	7,413
Proceeds from stock options exercised	1,231	1	–	–	10,412	–	10,413
Vesting of restricted stock	27	–	–	–	–	–	–
Common shares withheld for taxes	(7)	–	–	–	(219)	–	(219)
Net income	–	–	–	–	–	127,594	127,594
Balance as of February 3, 2018	62,007	62	(9)	(86)	583,467	213,019	796,462
Cumulative effect of adopting ASU 2014-09 (Note 2)	–	–	–	–	–	(5,591)	(5,591)
Stock-based compensation expense	–	–	–	–	7,291	–	7,291
Proceeds from stock options exercised	968	1	–	–	10,178	–	10,179
Vesting of restricted stock	52	–	–	–	–	–	–
Common shares withheld for taxes	(12)	–	–	–	(702)	–	(702)
Net income	–	–	–	–	–	135,013	135,013
Balance as of February 2, 2019	63,015	63	(9)	(86)	600,234	342,441	942,652
Stock-based compensation expense	–	–	–	–	7,302	–	7,302
Proceeds from stock options exercised	653	1	–	–	9,086	–	9,087
Vesting of restricted stock	60	–	–	–	–	–	–
Common shares withheld for taxes	(16)	–	–	–	(1,272)	–	(1,272)
Shares repurchased	–	–	(689)	(40,014)	-	-	(40,014)
Net income	–	–	–	–	–	141,130	141,130
Balance as of February 1, 2020	63,712	$64	(698)	$(40,100)	$615,350	$483,571	$1,058,885

See accompanying notes to the consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	February 1, 2020	February 2, 2019	February 3, 2018
Cash flows from operating activities:
Net income	$141,130	$135,013	$127,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,543	14,008	11,923
Amortization of debt issuance costs	296	482	640
Amortization of original issue discount	–	5	17
Loss on extinguishment of debt	–	150	798
Amortization of intangibles	–	335	338
Gain on sale of assets	(74)	(48)	(29)
Deferred income tax provision (benefit)	3,785	(1,568)	(30,323)
Deferred rent expense	–	1,590	1,920
Stock-based compensation expense	7,302	7,291	7,413
Changes in operating assets and liabilities:
Inventories	(38,774)	(41,222)	(45,078)
Accounts receivable	(2,270)	701	(970)
Prepaid expenses and other assets	(870)	(4,163)	(4,424)
Accounts payable	(15,513)	3,564	22,955
Income taxes payable	(3,487)	1,358	1,487
Accrued expenses and other liabilities	(3,724)	8,583	1,675
Net cash provided by operating activities	105,344	126,079	95,936
Cash flows from investing activities:
Purchases of property and equipment	(76,979)	(74,178)	(19,285)
Proceeds from sale of property and equipment	42,855	330	128
Net cash used in investing activities	(34,124)	(73,848)	(19,157)
Cash flows from financing activities:
Repayments on term loan and capital leases	(460)	(49,001)	(146,422)
Payment of debt issuance costs	(552)	–	–
Proceeds from stock option exercises	9,087	10,179	10,413
Common shares withheld for taxes	(1,272)	(702)	(219)
Payment for shares repurchased	(40,014)	–	–
Net cash used in financing activities	(33,211)	(39,524)	(136,228)
Net increase (decrease) in cash and cash equivalents	38,009	12,707	(59,449)
Cash and cash equivalents at the beginning of the year	51,941	39,234	98,683
Cash and cash equivalents at the end of the year	$89,950	$51,941	$39,234
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$355	$807	$3,806
Income taxes	$30,857	$26,112	$31,949
Non-cash investing activities:
Accrued purchases of property and equipment	$4,562	$5,735	$1,925

See accompanying notes to the consolidated financial statements.

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

Since the first store opened in 1982, the Company has grown to 345 retail locations in 25 states as of February 1, 2020. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer January 31 of the following calendar year.  References to the fiscal year ended February 1, 2020 refer to the 52-week period from February 3, 2019 to February 1, 2020 (“2019”).  References to the fiscal year ended February 2, 2019 refer to the 52-week period from February 4, 2018 to February 2, 2019 (“2018”). References to the fiscal year ended February 3, 2018 refer to the 53-week period from January 29, 2017 to February 3, 2018 (“2017”).

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

Index
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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

For 2019, 2018 and 2017 the Company completed an impairment test of its goodwill and determined that no impairment of goodwill existed.

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

For 2019, 2018 and 2017, the Company completed an impairment test of its tradename and determined that no impairment of the asset existed.

For 2018 and 2017, intangible assets with determinable useful lives were amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount may not be recoverable. Due to the adoption of Accounting Standards Update 2016-02, Leases, as of February 3, 2019, intangible assets are now included in the operating lease right-of-use assets on the consolidated balance sheet.

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

Index
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

Advertising costs primarily consist of newspaper circulars, email campaigns, media broadcasts and prominent advertising at professional and collegiate sporting events and are generally expensed the first time the advertising occurs. Advertising expense for 2019, 2018 and 2017 was $42.4 million, $36.7 million and $32.4 million, respectively.

(p)	Operating Leases

The Company generally leases its store locations, distribution centers and office facilities.  Many of the lease agreements contain rent holidays, rent escalation clauses and contingent rent provisions – or some combination of these items.  For leases of store locations and the store support centers, the Company recognizes rent expense in SG&A.  For leases of distribution centers, the Company recognizes rent expense within cost of sales.  All rent expense is recorded on a straight-line basis over the accounting lease term, which includes lease renewals determined to be reasonably certain.

The Company recognizes operating lease assets and liabilities at the lease commencement date in accordance with Accounting Standards Update (“ASU”) 2016-02, Leases.  Operating lease liabilities represent the present value of lease payments not yet paid.  Operating lease assets represent the Company’s right to use an underlying asset for the lease term.  The Company’s lessors do not provide an implicit rate, nor is one readily available, therefore the Company uses its incremental borrowing rate based on the portfolio approach, which applies one rate to leases within a given period.  The incremental borrowing rate is used to discount future cash flows and is an estimate which is determined by an analysis of the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and current market conditions.

(q)	Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers, as well as store closing costs. For opening new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses, and store setup costs. Pre-opening expenses for new stores are expensed as they are incurred, which is typically within 30 to 45 days of opening a new store. For opening distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses and occupancy costs. Store closing costs primarily consist of insurance deductibles, rent and store payroll.

(r)	Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt. As of February 1, 2020 and February 2, 2019, debt issuance costs, net of accumulated amortization, were $1.1 million and $0.8 million, respectively. The amortization expense for debt issuance costs was $0.3 million, $0.5 million and $0.6 million for 2019, 2018 and 2017, respectively. The write-off of unamortized debt issuance costs recorded in loss on extinguishment of debt on the consolidated statements of income totaled $0.0 million, $0.2 million and $0.8 million for 2019, 2018 and 2017, respectively.

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

Index
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

Ollie’s files consolidated federal and state income tax returns. For tax years prior to 2016, the Company is no longer subject to U.S. federal income tax examinations. State income tax returns are filed in various state tax jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Fiscal year ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net income	$141,130	$135,013	$127,594

Weighted average number of common shares outstanding – Basic	63,214	62,568	61,353
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	2,660	3,337	3,597
Weighted average number of common shares outstanding – Diluted	65,874	65,905	64,950
Earnings per common share – Basic	$2.23	$2.16	$2.08
Earnings per common share – Diluted	$2.14	$2.05	$1.96

The effect of the weighted average assumed exercise of stock options outstanding totaling 359,801, 100,183 and 126,899 as of February 1, 2020, February 2, 2019 and February 3, 2018, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 34,673, 6,800 and 10,169 as of February 1, 2020, February 2, 2019 and February 3, 2018, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(v)	Immaterial Correction of Prior Period Financial Statements

During the fourth quarter of fiscal 2019, the Company identified that it had been incorrectly recording the activity within one of its cash accounts as borrowings and repayments on its revolving credit facility within the consolidated statements of cash flows although there were no actual borrowings or repayments on the revolving credit facility during the periods. The error had no impact to total net cash used in financing activities or to the Company’s consolidated balance sheets or consolidated statements of income. The Company corrected the presentation for the current period as well as the prior periods in the accompanying consolidated statements of cash flows.

Index
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

Adoption of ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than prior guidance.

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

The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated income statement and statement of cash flows for 2018. As a result of the adoption of ASU 2014-09, the Company determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction as noted below. The Company’s balance sheet at February 2, 2019 reflected an additional liability of $9.1 million related to the Ollie’s Army loyalty program which would not have been recorded prior to adoption. Other changes to the consolidated balance sheet at February 2, 2019 were not significant.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

	Fiscal year ended
	February 1, 2020	February 2, 2019
Beginning balance	$9,055	$8,321
Revenue deferred	15,720	12,180
Revenue recognized	(16,521)	(11,446)
Ending balance	$8,254	$9,055

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

	Fiscal year ended
	February 1, 2020	February 2, 2019
Beginning balance	$1,448	$1,223
Gift card issuances	5,178	4,561
Gift card redemption and breakage	(4,947)	(4,336)
Ending balance	$1,679	$1,448

Sales return allowance is recorded on a gross basis on the consolidated balance sheet as a refund liability and an asset for recovery rather than as a net liability.  The allowance for estimated retail merchandise returns is based on prior experience.  The following table provides a reconciliation of the activity related to the Company’s sales returns allowance (in thousands):

	Fiscal year ended
	February 1, 2020	February 2, 2019	February 3, 2018
Beginning balance	$798	$339	$339
Cumulative effect of adopting ASU 2014-09	–	339	–
Provisions	55,649	46,049	39,421
Sales returns	(55,387)	(45,929)	(39,421)
Ending balance	$1,060	$798	$339

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)	Property and Equipment

Property and equipment consists of the following (in thousands):

	February 1, 2020	February 2, 2019
Land	$7,479	$27,010
Buildings	3,154	1,518
Furniture, fixtures, and equipment	141,359	106,647
Leasehold improvements	25,019	16,791
Automobiles	1,912	1,999
Construction in progress	30,447	25,520
	209,370	179,485
Less: Accumulated depreciation and amortization	(77,286)	(60,433)
	$132,084	$119,052

Depreciation and amortization expense of property and equipment was $17.5 million, $14.0 million and $11.9 million for 2019, 2018 and 2017, respectively, of which $14.6 million, $11.7 million and $9.8 million is included in the depreciation and amortization expenses for 2019, 2018 and 2017 respectively, on the consolidated statements of income. The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

(4)	Commitments and Contingencies

Commitments

On February 3, 2019, the first day of Ollie’s fiscal year 2019, the Company adopted ASU 2016-02, Leases (“ASU 2016-02”), which requires that lessees recognize right-of-use assets and lease liabilities for all leases on the balance sheet. The Company used the modified retrospective transition method, including the option to not restate comparative periods. Pursuant to the adoption of the new standard, the Company elected the practical expedients upon transition that did not require it to reassess existing contracts to determine if they contain leases under the new definition of a lease, or to reassess historical lease classification or initial direct costs. The Company also adopted the practical expedient to not separate lease and non-lease components for new leases after adoption of the new standard.  In addition, the Company applied a policy election to exclude leases with an initial term of 12 months or less from balance sheet recognition. The Company did not adopt the hindsight practical expedient and, therefore, will continue to utilize lease terms determined under previous lease guidance.

Adoption of the standard had a material impact on the consolidated balance sheet and related disclosures and resulted in recognition of right-of-use assets of $268.2 million and lease liabilities for operating leases of $269.1 million as of February 3, 2019, while eliminating pre-existing balances for other assets of $6.9 million, deferred rent and tenant improvement allowances of $9.5 million and intangible assets related to favorable leases of $1.7 million which were reclassified to the operating lease right-of-use asset.  The standard did not have a material impact on the Company’s consolidated statement of income, stockholders’ equity or cash flows.

Ollie’s generally leases its stores, offices and distribution facilities under operating leases that expire at various dates through 2034.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales.  A majority of the Company’s leases also require a payment for all or a portion of common area maintenance, insurance, real estate taxes, water and sewer costs and repairs, on a fixed or variable payment basis, the cost of which, for leases existing as of the adoption of ASU 2016-02, is charged to the related expense category rather than being accounted for as rent expense. For leases entered into after the adoption of ASU 2016-02, the Company accounts for lease components together with non-lease components as a single component for all classes of underlying assets. Most of the leases contain options to renew for three to five successive five-year periods.  The Company is generally not reasonably certain to exercise renewal options, therefore the options are not considered in determining the lease term, and associated potential option payments are excluded from the lease payments.  Ollie’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Store and office lease costs are classified in SG&A and distribution center lease costs are classified in cost of goods sold on the consolidated statements of income.  Lease costs for operating leases for 2019, 2018, and 2017 were $67.4 million, $49.8 million, and $44.2 million respectively.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the maturity of the Company’s operating lease liabilities as of February 1, 2020 (in thousands):

2020	$67,960
2021	68,973
2022	62,891
2023	59,215
2024	43,029
Thereafter	111,419
Total undiscounted lease payments (1)	413,487
Less: Imputed interest	(60,193)
Total lease obligations	353,294
Less: Current obligations under leases	(53,551)
Long-term lease obligations	$299,743

(1)	Lease obligations exclude $32.2 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the fiscal year ended February 1, 2020 (dollars in thousands):

Cash paid for operating leases	$66,705
Variable lease cost	2,421
Non-cash right-of-use assets obtained in exchange for lease obligations	91,986
Weighted-average remaining lease term	7.1 years
Weighted-average discount rate	4.5%

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

Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033.  Ollie’s made $1.5 million, $1.3 million, and $1.5 million in rent payments to such related parties during 2019, 2018 and 2017, respectively.  The annual lease payments are between $1.0 million and $1.7 million for the next five years and the total remaining payments after the next five years are $5.8 million. These lease payments are included in the operating lease disclosures stated above.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

(5)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	February 1, 2020	February 2, 2019
Non-amortizing intangible assets:
Goodwill	$444,850	$444,850
Tradename	230,559	230,559
Amortizing intangible assets:
Favorable leases	-	3,905
Accumulated amortization:
Favorable leases	-	(2,160)
	$675,409	$677,154

Amortization expense for each of 2018 and 2017 was $0.3 million, which was charged to rent expense.  In 2019, as a result of the adoption of ASU 2016-02, favorable leases are now included in operating lease right-of-use assets and no longer reflected in intangible assets.

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 1, 2020	February 2, 2019
Compensation and benefits	$11,375	$16,438
Deferred revenue	9,933	10,503
Insurance	4,864	6,159
Real estate related	4,787	3,748
Sales and use taxes	4,590	3,464
Freight	3,363	4,496
Advertising	2,486	5,678
Other	15,334	15,448
	$56,732	$65,934

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(7)	Debt Obligations and Financing Arrangements

Long-term debt consists of the following (in thousands):

	February 1, 2020	February 2, 2019
Finance leases	$800	$679
Total debt	800	679
Less: Current portion	(273)	(238)
Long-term debt	$527	$441

The Company’s prior credit facilities consisted of a $200.0 million term loan, which was fully paid as of February 2, 2019, and a $100.0 million revolving credit facility, which included a $25.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.  Loans under the prior credit facilities would have matured January 29, 2021; however, the Company made voluntary prepayments under the prior term loan facility totaling $48.8 million during 2018, paying the balance in full.

On May 22, 2019, the Company completed a transaction in which it refinanced its credit facility (the “Credit Facility”).  The Credit Facility provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  The loans under the Revolving Credit Facility mature on May 22, 2024.  In addition, the Company may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility.

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

Under the terms of the Revolving Credit Facility, as of February 1, 2020, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of February 1, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility, with $90.8 million of borrowing availability, outstanding letters of credit commitments of $9.0 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.  The Company incurred unused line fees of $0.2 million, $0.2 million and $0.3 million in 2019, 2018 and 2017, respectively.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  The Company was in compliance with all terms of the Credit Facility during 2019.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of February 1, 2020, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)	Income Taxes

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

The components of income tax provision (benefit) are as follows (in thousands):

	Fiscal year ended
	February 1, 2020	February 2, 2019	February 3, 2018
Current:
Federal	$21,737	$20,804	$27,817
State	6,081	6,394	5,399
	27,818	27,198	33,216
Deferred:
Federal	3,393	(901)	(29,851)
State	392	(667)	(472)
	3,785	(1,568)	(30,323)
Income tax expense	$31,603	$25,630	$2,893

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal year ended
	February 1, 2020	February 2, 2019	February 3, 2018
Statutory federal rate	21.0%	21.0%	33.7%
State taxes, net of federal benefit	3.0	2.8	2.5
Impact from 2017 Tax Act	–	0.2	(23.7)
Excess tax benefits related to stock-based compensation	(5.4)	(7.4)	(9.9)
Other	(0.3)	(0.6)	(0.4)
	18.3%	16.0%	2.2%

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	February 1, 2020	February 2, 2019
Deferred tax assets:
Inventory reserves	$1,015	$1,134
Lease liability	87,979	–
Deferred rent	–	2,957
Stock-based compensation	4,622	4,175
Deferred revenue	2,105	2,316
Other	2,593	2,642
Total deferred tax assets	98,314	13,224
Deferred tax liabilities:
Tradename	(58,759)	(58,946)
Depreciation	(11,136)	(9,450)
Operating lease right-of-use assets	(87,820)	(444)
Total deferred tax liabilities	(157,715)	(68,840)
Net deferred tax liabilities	$(59,401)	$(55,616)

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of February 1, 2020 and February 2, 2019.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of February 1, 2020 or February 2, 2019, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for 2019, 2018 or 2017.

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

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”), pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants.  The 2015 Plan allows for the issuance of up to 5,250,000 shares.  Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board.  The Company uses authorized and unissued shares to satisfy share award exercises.  As of February 1, 2020, there were 3,312,540 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant.  The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for 2017, 2018 and 2019 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 28, 2017	5,425,960	$9.62	-	-
Granted	357,222	32.64
Forfeited	(93,867)	16.06
Exercised	(1,230,928)	8.46
Outstanding at February 3, 2018	4,458,387	11.65
Granted	279,629	58.96
Forfeited	(23,069)	42.02
Exercised	(968,525)	10.51
Outstanding at February 2, 2019	3,746,422	15.29
Granted	357,718	76.28
Forfeited	(222,729)	51.53
Exercised	(652,719)	13.92
Outstanding at February 1, 2020	3,228,692	19.83	4.6	$114,822
Exercisable at February 1, 2020	2,455,473	10.85	3.6	$103,884

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The intrinsic value of stock options exercised for 2019, 2018 and 2017 was $44.6 million, $59.4 million and $42.7 million, respectively.

The weighted average grant date fair value per option for options granted during 2019, 2018 and 2017 was $23.67, $18.78 and $10.68, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Risk-free interest rate	2.30%	2.70%	2.20%
Expected dividend yield	–	–	–
Expected life (years)	6.25 years	6.25 years	6.25 years
Expected volatility	26.00%	25.85%	28.29%

The expected life of stock options is estimated using the “simplified method,” as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.  The simplified method is based on the average of the vesting tranches and the contractual life of each grant.  For stock price volatility, the Company uses its historical information since its IPO as well as comparable public companies as a basis for its expected volatility to calculate the fair value of option grants.  The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant.  RSUs outstanding vest ratably over four years or cliff vest in one or four years.  Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for 2017, 2018 and 2019 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 28, 2017	136,718	$20.36
Granted	97,472	32.71
Forfeited	(179)	31.45
Vested	(26,665)	20.37
Nonvested balance at February 3, 2018	207,346	26.15
Granted	64,511	58.93
Forfeited	–	–
Vested	(51,657)	26.19
Nonvested balance at February 2, 2019	220,200	35.75
Granted	77,469	75.40
Forfeited	(60,172)	50.25
Vested	(59,951)	33.82
Nonvested balance at February 1, 2020	177,546	48.78

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within SG&A was $7.3 million, $7.3 million and $7.4 million for 2019, 2018 and 2017, respectively.

As of February 1, 2020, there was $13.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.8 years. Compensation costs related to awards are recognized using the straight-line method.

(10)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan (the “Plan”), qualified under Internal Revenue Code (“IRC”) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan and matches the employee’s contribution up to 25% of the first 6% of their annual compensation. The portion that the Company matches is vested ratably over six years. The employer matching contributions to the Plan were $0.2 million in each of 2019, 2018 and 2017.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions in 2019, 2018 or 2017.

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

During 2019, the Company repurchased 689,457 shares of its common stock for $40.0 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash generated from operations. As of February 1, 2020, the Company had $60.0 million remaining under its share repurchase authorization.  There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases.  The share repurchase program may be discontinued at any time.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(12)	Segment Reporting

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

The following table summarizes the percentage of net sales by merchandise category for each year presented:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Housewares	15.0%	15.1%	13.7%
Food	10.8	11.0	11.9
Bed and bath	10.5	10.1	10.5
Books and stationery	8.6	9.4	10.0
Floor coverings	8.4	7.8	7.7
Electronics	6.6	6.8	6.9
Toys	6.5	6.8	5.5
Health and beauty aids	5.7	5.6	5.5
Other	27.9	27.4	28.3
	100.0%	100.0%	100.0%

(13)	Quarterly Results of Operations and Seasonality (Unaudited)

The following table reflects quarterly financial results for 2019 and 2018 (in thousands, except for per share data).  Each quarterly period listed below consisted of a 13-week period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$422,431	$327,049	$333,865	$324,854	$393,934	$283,606	$288,098	$275,739
Gross profit	165,540	133,282	124,033	132,734	156,729	115,422	112,624	112,876
Net income	50,287	26,956	25,170	38,717	49,894	24,817	29,848	30,454
Basic earnings per common share	$0.80	$0.43	$0.40	$0.61	$0.79	$0.40	$0.48	$0.49
Diluted earnings per common share	$0.77	$0.41	$0.38	$0.59	$0.76	$0.38	$0.45	$0.46

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

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus has recently been recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates.  The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 (coronavirus), and there are many unknowns.  While to date the Company has not been required to close any of its stores, the Company is currently operating under reduced hours and  has seen increased sales pressure in recent days.  The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely.  The extent to which the COVID-19 (coronavirus) outbreak will impact its operations or financial results is uncertain.

Index

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets
(In thousands)

	February 1, 2020	February 2, 2019
Assets
Total current assets	$–	$–
Long-term assets:
Investment in subsidiaries	1,058,885	942,652
Total assets	$1,058,885	$942,652

Liabilities and stockholders’ equity
Total current liabilities	$–	$–
Total long-term liabilities	–	–
Total liabilities	–	–
Stockholders’ equity:
Common stock	64	63
Additional paid-in capital	615,350	600,234
Retained earnings	483,571	342,441
Treasury stock, at cost	(40,100)	(86)
Total stockholders’ equity	1,058,885	942,652
Total liabilities and stockholders’ equity	$1,058,885	$942,652

See accompanying notes.

Index

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income
(In thousands)

Fiscal year ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net sales	$–	$–	$–
Cost of sales	–	–	–
Gross profit	–	–	–
Selling, general and administrative expenses	–	–	–
Depreciation and amortization expenses	–	–	–
Pre-opening expenses	–	–	–
Operating income	–	–	–
Interest expense, net	–	–	–
Income before income taxes and equity in net income of subsidiaries	–	–	–
Income tax expense	–	–	–
Income before equity in net income of subsidiaries	–	–	–
Net income of subsidiaries	141,130	135,013	127,594
Net income	$141,130	$135,013	$127,594

See accompanying notes.

Index

Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.	Basis of presentation

In the parent-company-only condensed financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (the “Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only condensed financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during 2019, 2018 or 2017.

2.	Guarantees and restrictions

Ollie’s Bargain Outlet, Inc., a subsidiary of the Company, had prior credit facilities which consisted of a $200.0 million term loan, which was fully paid as of February 2, 2019. On May 22, 2019, Ollie’s Bargain Outlet, Inc. completed a transaction in which it refinanced its credit facility (the “Credit Facility”). The Credit Facility provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  The loans under the Revolving Credit Facility mature on May 22, 2024.  In addition, Ollie’s Bargain Outlet, Inc. may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to the terms and conditions set out in the Credit Facility.  Under the terms of the Credit Facility, Bargain Parent, Inc., a subsidiary of the Company, guaranteed the payment of all principal and interest. In the event of a default under the Credit Facility, Bargain Parent, Inc. will be directly liable to the debt holders.

As of February 1, 2020, Ollie’s Bargain Outlet, Inc. had $90.8 million available for borrowing under its Revolving Credit Facility. The Revolving Credit Facility matures on May 22, 2024.

The Credit Facility is collateralized by the Company’s assets and equity and contain financial covenants, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of such agreements. The Company was in compliance with all terms of such agreements during and as of the fiscal year ended February 1, 2020.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of February 1, 2020, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the Credit Facility, subject to certain exceptions.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.	Controls and Procedures
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures under the Exchange Act as of February 1, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2020, the Company’s disclosure controls and procedures are effective.
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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 1, 2020.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 1, 2020, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2020 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 25, 2020 that appears below.

Index

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2020, and the related notes and  financial statement schedule I – condensed financial information of registrant (collectively, the consolidated financial statements), and our report dated March 25, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
March 25, 2020

Index

Item 9B.	Other Information
None.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in the Company’s definitive proxy statement in connection with the 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year ended February 1, 2020, and is incorporated herein by reference.
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

Index

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

Index

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

3.3†
Third Amended and Restated Certificate of Incorporation of Ollie’s Bargain Outlet Holdings, Inc., as effective June 25, 2019 (incorporate by reference to Exhibit 3.1 to the Current Report filed on Form 8-K by the Company on July 1, 2019 (No. 001-37501)).

3.4†
Fourth Amended and Restated Bylaws of Ollie’s Bargain Outlet Holdings, Inc., as effective June 25, 2019 (incorporated by reference to Exhibit 3.2 to the Current Report filed on Form 8-K by the Company on July 1, 2019 (No. 001-37501)).

4.1 †	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on July 8, 2015 (No. 333-204942)).

4.2†
Amended and Restated Stockholders Agreement, by and among Bargain Holdings, Inc. and certain stockholders named therein (incorporated by reference to Exhibit 4.1 to the Current Report filed on Form 8-K by the Company on July 21, 2015 (No. 001-37501)).

4.3*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

Index

Exhibit no.	Description
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

Index

Exhibit no.	Description
10.11†
Amended and Restated Credit Agreement, dated May 22, 2019, among Bargain Parent, Inc., OBO Ventures, Inc. and certain subsidiaries, as borrowers, Manufacturers and Traders Trust Company, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on May 24, 2019 (No. 001-37501)).

10.12†
Amended and Restated Guarantee and Collateral Agreement, dated May 22, 2019, Bargain Parent, Inc., Ollie’s Holdings, Inc., OBO Ventures, Inc. and certain subsidiaries, in favor of Manufacturers and Trading Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on May 24, 2019 (No. 001-37501)).

10.13†
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9.1 to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on July 8, 2015 (No. 333-204942)).

10.14†
Form of Sponsor Director Indemnification Agreement (incorporated by reference to Exhibit 10.9.2 to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on July 8, 2015 (No. 333-204942)).

10.15†
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

10.20†
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

10.22†	Bargain Holdings Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

Index

Exhibit no.	Description
10.23†
Form of Stock Option Agreement under Bargain Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.24†	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by the Company on July 15, 2015 (No. 333-204942)).

10.25†
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

10.31†
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Kenneth Robert Bertram (incorporated by reference to Exhibit 10.28 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.32†
Amendment to Employment Agreement, dated January 5, 2018, by and between Ollie’s Bargain Outlet, Inc. and Jay Stasz (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on January 5, 2018 (No. 001-37501)).

10.33†
Amendment to Employment Agreement, dated January 5, 2018, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on January 5, 2018 (No. 001-37501)).

Index

Exhibit no.	Description
10.34†
Amendment to Employment Agreement, dated December 10, 2019, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on December 10, 2019 (No. 001-37501)).

21.1*	List of subsidiaries

23.1*	Consent of KPMG LLP

24.1 *	Power of Attorney (included on the signature pages herein).

31.1 *
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Previously filed.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date:	March 25, 2020	By:	/s/ Jay Stasz
Name: Jay Stasz
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Swygert, Jay Stasz and Kenneth R. Bertram each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title

/s/ John Swygert	President and Chief Executive Officer
John Swygert	(Principal Executive Officer)

/s/ Jay Stasz	Senior Vice President
Jay Stasz	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard Zannino	Director
Richard Zannino

/s/ Stephen White	Director
Stephen White

/s/ Stanley Fleishman	Director
Stanley Fleishman

/s/ Thomas Hendrickson	Director
Thomas Hendrickson

/s/ Robert Fisch	Director
Robert Fisch