Form 10-Q
period 2020-05-02
Ollie's Bargain Outlet Holdings, Inc.
filed 2020-06-03
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 29, 2020 was 65,753,287.

Index

Index

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	May 2, 2020	May 4, 2019
Net sales	$349,363	$324,854
Cost of sales	208,997	192,120
Gross profit	140,366	132,734
Selling, general and administrative expenses	89,720	83,332
Depreciation and amortization expenses	3,944	3,409
Pre-opening expenses	3,722	5,209
Operating income	42,980	40,784
Interest income, net	(83)	(145)
Income before income taxes	43,063	40,929
Income tax expense	9,607	2,212
Net income	$33,456	$38,717
Earnings per common share:
Basic	$0.53	$0.61
Diluted	$0.51	$0.59
Weighted average common shares outstanding:
Basic	63,061	63,188
Diluted	65,242	66,176

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	May 2, 2020	May 4, 2019	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$119,351	$58,511	$89,950
Inventories	343,755	329,065	335,181
Accounts receivable	4,146	961	2,840
Prepaid expenses and other assets	5,184	5,723	5,567
Total current assets	472,436	394,260	433,538
Property and equipment, net of accumulated depreciation of $82,322, $64,446 and $77,286, respectively	135,214	134,498	132,084
Operating lease right-of-use assets	357,553	273,099	352,684
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,499	2,022	2,532
Total assets	$1,643,111	$1,479,288	$1,596,247
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$300	$197	$273
Accounts payable	56,642	92,738	63,223
Income taxes payable	13,811	9,429	3,906
Current portion of operating lease liabilities	61,002	50,955	53,551
Accrued expenses and other	58,666	58,773	56,732
Total current liabilities	190,421	212,092	177,685
Revolving credit facility	–	–	–
Long-term debt	576	413	527
Deferred income taxes	59,194	55,424	59,401
Long-term operating lease liabilities	298,736	222,976	299,743
Other long-term liabilities	5	7	6
Total liabilities	548,932	490,912	537,362
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	–	–	–
Common stock - 500,000 shares authorized at $0.001 par value; 63,859, 63,492 and 63,712 shares issued, respectively	64	63	64
Additional paid-in capital	617,188	607,241	615,350
Retained earnings	517,027	381,158	483,571
Treasury - common stock, at cost; 698, 9 and 698 shares, respectively	(40,100)	(86)	(40,100)
Total stockholders’ equity	1,094,179	988,376	1,058,885
Total liabilities and stockholders’ equity	$1,643,111	$1,479,288	$1,596,247

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 2, 2019	63,015	$63	(9)	$(86)	$600,234	$342,441	$942,652
Stock-based compensation expense	–	–	–	–	2,193	–	2,193
Proceeds from stock options exercised	437	–	–	–	6,081	–	6,081
Vesting of restricted stock	56	–	–	–	–	–	–
Common shares withheld for taxes	(16)	–	–	–	(1,267)	–	(1,267)
Net income	–	–	–	–	–	38,717	38,717
Balance as of May 4, 2019	63,492	$63	(9)	$(86)	$607,241	$381,158	$988,376

Balance as of February 1, 2020	63,712	$64	(698)	$(40,100)	$615,350	$483,571	$1,058,885
Stock-based compensation expense	–	–	–	–	1,319	–	1,319
Proceeds from stock options exercised	100	–	–	–	1,318	–	1,318
Vesting of restricted stock	64	–	–	–	–	–	–
Common shares withheld for taxes	(17)	–	–	–	(799)	–	(799)
Net income	–	–	–	–	–	33,456	33,456
Balance as of May 2, 2020	63,859	$64	(698)	$(40,100)	$617,188	$517,027	$1,094,179

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net income	$33,456	$38,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,339	4,116
Amortization of debt issuance costs	64	104
Loss (gain) on sale of assets	34	(10)
Deferred income tax (benefit) provision	(207)	11
Stock-based compensation expense	1,319	2,193
Changes in operating assets and liabilities:
Inventories	(8,574)	(32,658)
Accounts receivable	(1,306)	(391)
Prepaid expenses and other assets	352	(876)
Accounts payable	(4,575)	15,424
Income taxes payable	9,905	2,036
Accrued expenses and other liabilities	5,563	(6,690)
Net cash provided by operating activities	41,370	21,976
Cash flows from investing activities:
Purchases of property and equipment	(12,391)	(20,123)
Proceeds from sale of property and equipment	17	16
Net cash used in investing activities	(12,374)	(20,107)
Cash flows from financing activities:
Repayments on finance leases	(114)	(113)
Proceeds from stock option exercises	1,318	6,081
Common shares withheld for taxes	(799)	(1,267)
Net cash provided by financing activities	405	4,701
Net increase in cash and cash equivalents	29,401	6,570
Cash and cash equivalents at the beginning of the period	89,950	51,941
Cash and cash equivalents at the end of the period	$119,351	$58,511
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$87	$129
Income taxes	$7	$163
Non-cash investing activities:
Accrued purchases of property and equipment	$500	$5,136

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2020 and May 4, 2019
(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referred to as the “Company” or “Ollie’s”) principally buys overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide consistently value-priced goods in select key merchandise categories.

Since its first store opened in 1982, the Company has grown to 360 retail locations in 25 states as of May 2, 2020. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended May 2, 2020 and May 4, 2019 refer to the thirteen weeks from February 2, 2020 to May 2, 2020 and from February 3, 2019 to May 4, 2019, respectively.  References to “2019” refer to the fiscal year ended February 1, 2020 and references to “2020” refer to the fiscal year ending January 30, 2021.  Both periods consist of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of May 2, 2020 and May 4, 2019, and the condensed consolidated statements of income, stockholders’ equity and cash flows for the thirteen weeks ended May 2, 2020 and May 4, 2019 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2020 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The Company’s balance sheet as of February 1, 2020, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2020 (“Annual Report”), but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for 2019 and footnotes thereto included in the Annual Report.

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

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2020 and May 4, 2019
(Unaudited)
(f)	Immaterial Correction of Prior Period Financial Statements

During the fourth quarter of fiscal 2019, the Company identified that it had been incorrectly recording the activity within one of its cash accounts as borrowings and repayments on its revolving credit facility within the consolidated statements of cash flows although there were no actual borrowings or repayments on the revolving credit facility during the periods. The error had no impact to total net cash used in financing activities or the Company’s condensed consolidated balance sheets or condensed consolidated statements of income. The Company corrected the presentation for the prior period in the accompanying condensed consolidated statement of cash flows.

(g)	Impact of the Novel Coronavirus (“COVID-19”)

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies. The outbreak of COVID-19 and related measures to quell the outbreak have impacted our inventory supply chain, operations and customer demand.  The Company’s stores and distribution centers have continued to operate as an essential business during the COVID-19 pandemic and the Company is committed to maintaining a safe work and shopping environment.  The COVID-19 pandemic could further affect the Company's operations and the operations of its suppliers and vendors as a result of continuing shelter-in-place orders, restrictions and limitations on travel, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions. The extent to which the COVID-19 pandemic will impact the Company’s operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material.

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

	Thirteen weeks ended
	May 2, 2020	May 4, 2019
Beginning balance	$8,254	$9,055
Revenue deferred	3,425	4,294
Revenue recognized	(2,402)	(3,939)
Ending balance	$9,277	$9,410

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

	Thirteen weeks ended
	May 2, 2020	May 4, 2019
Beginning balance	$1,679	$1,448
Gift card issuances	344	1,065
Gift card redemption and breakage	(506)	(1,167)
Ending balance	$1,517	$1,346

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2020 and May 4, 2019
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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended
	May 2, 2020	May 4, 2019
Net income	$33,456	$38,717
Weighted average number of common shares outstanding – Basic	63,061	63,188
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	2,181	2,988
Weighted average number of common shares outstanding – Diluted	65,242	66,176
Earnings per common share – Basic	$0.53	$0.61
Earnings per common share – Diluted	$0.51	$0.59

The effect of the weighted average assumed exercise of stock options outstanding totaling 721,692 and 145,684 for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 47,792 and 29,127 for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(4)	Commitments and Contingencies

Commitments

The Company accounts for leases in accordance with Accounting Standards Update (“ASU”) 2016-02, Leases, which was adopted as of February 3, 2019.  Pursuant to the adoption of the new standard, the Company elected the practical expedients upon transition that did not require it to reassess existing contracts to determine if they contain leases under the new definition of a lease, or to reassess historical lease classification or initial direct costs. The Company also adopted the practical expedient to not separate lease and non-lease components for new leases after adoption of the new standard.  In addition, the Company applied a policy election to exclude leases with an initial term of 12 months or less from balance sheet recognition.  The Company did not adopt the hindsight practical expedient and, therefore, will continue to utilize lease terms determined under previous lease guidance.

Ollie’s generally leases its stores, offices and distribution facilities under operating leases that expire at various dates through 2034.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales.  A majority of the Company’s leases also require a payment for all or a portion of common-area maintenance, insurance, real estate taxes, water and sewer costs and repairs, on a fixed or variable payment basis, the cost of which, for leases existing as of the adoption of ASU 2016-02, is charged to the related expense category rather than being accounted for as rent expense.  For leases entered into after the adoption of ASU 2016-02, the Company accounts for lease components together with non-lease components as a single component for all classes of underlying assets.  Most of the leases contain options to renew for three to five successive five-year periods.  The Company is generally not reasonably certain to exercise renewal options; therefore, the options are not considered in determining the lease term, and associated potential option payments are excluded from the lease payments.  Ollie’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Store and office lease costs are classified in selling, general and administrative expenses and distribution center lease costs are classified in cost of goods sold on the condensed consolidated statements of income.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2020 and May 4, 2019
(Unaudited)

The following table summarizes the maturity of the Company’s operating lease liabilities as of May 2, 2020 (in thousands):

2020	$50,145
2021	72,090
2022	66,354
2023	63,122
2024	46,607
Thereafter	117,958
Total undiscounted lease payments (1)	416,276
Less: Imputed interest	(56,538)
Total lease obligations	359,738
Less: Current obligations under leases	(61,002)
Long-term lease obligations	$298,736

(1)	Lease obligations exclude $37.9 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases (dollars in thousands):

	Thirteen weeks ended
	May 2, 2020	May 4, 2019

Cash paid for operating leases	$18,627	$15,307
Operating lease cost	18,583	15,247
Variable lease cost	998	163
Non-cash right-of-use assets obtained in exchange for lease obligations	18,060	17,613
Weighted-average remaining lease term	7.0 years	6.0 years
Weighted-average discount rate	4.4%	4.5%

Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033. Ollie’s made $0.4 million and $0.3 million in rent payments to such related parties during each of the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.  The lease payments are included in the operating lease disclosures stated above.

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

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	May 2, 2020	May 4, 2019	February 1, 2020
Deferred revenue	$10,794	$10,756	$9,933
Sales and use taxes	8,130	5,820	4,590
Compensation and benefits	8,032	7,266	11,375
Real estate related	4,895	3,950	4,787
Insurance	4,412	6,831	4,864
Freight	4,412	6,216	3,363
Advertising	3,382	3,821	2,486
Other	14,609	14,113	15,334
	$58,666	$58,773	$56,732

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2020 and May 4, 2019
(Unaudited)

(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases as of May 2, 2020, May 4, 2019 and February 1, 2020.

The Company’s prior credit facilities consisted of a $200.0 million term loan, which was fully paid as of February 2, 2019, and a $100.0 million revolving credit facility.

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

Under the terms of the Revolving Credit Facility, as of May 2, 2020, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of May 2, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility, with $94.9 million of borrowing availability, outstanding letters of credit commitments of $4.9 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the thirteen weeks ended May 2, 2020.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s condensed consolidated balance sheet as of May 2, 2020, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period.  The effective tax rates for the thirteen weeks ended May 2, 2020 and May 4, 2019 were 22.3% and 5.4%, respectively.  The increased effective tax rate in the thirteen weeks ended May 2, 2020 was primarily the result of a reduction in excess tax benefits related to stock-based compensation.  These discrete tax benefits totaled $1.2 million and $8.1 million in the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of May 2, 2020, there were 2,785,205 shares available for grant under the 2015 Plan.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2020 and May 4, 2019
(Unaudited)

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirteen weeks ended May 2, 2020 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at February 1, 2020	3,228,692	$19.83
Granted	512,202	41.84
Forfeited	(29,587)	57.26
Exercised	(100,114)	13.16
Outstanding at May 2, 2020	3,611,193	22.83	5.1
Exercisable at May 2, 2020	2,732,793	13.70	3.7

The weighted average grant date fair value per option for options granted during the thirteen weeks ended May 2, 2020 and May 4, 2019 was $13.13 and $24.95, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirteen weeks ended
	May 2, 2020	May 4, 2019
Risk-free interest rate	0.77%	2.43%
Expected dividend yield	–	–
Expected term (years)	6.25 years	6.25 years
Expected volatility	30.49%	25.88%

The expected life of stock options is estimated using the “simplified method,” as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.  The simplified method is based on the average of the vesting tranches and the contractual life of each grant.  For stock price volatility, the Company uses its historical information since its initial public offering as well as comparable public companies as a basis for its expected volatility to calculate the fair value of option grants.  The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair market value of the common stock on the date of the grant. RSUs granted to date vest ratably over three or four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the thirteen weeks ended May 2, 2020 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 1, 2020	177,546	$48.78
Granted	61,881	41.84
Forfeited	(17,161)	52.59
Vested	(63,667)	33.27
Non-vested balance at May 2, 2020	158,599	51.89

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2020 and May 4, 2019
(Unaudited)

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.3 million and $2.2 million for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.

As of May 2, 2020, there was $20.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.1 years.  Compensation costs related to awards are recognized using the straight-line method.

(9)	Subsequent Event

In December 2019, the Company announced the unexpected passing of Mark Butler, the then-Chairman of the Board, President and Chief Executive Officer of the Company.  Subsequent to the first quarter of fiscal 2020, the estate of Mark Butler exercised 1.9 million of vested stock options and the Company received $17.1 million in proceeds.

Index

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 25, 2020 (“Annual Report”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2020” refer to the 52-week period of February 2, 2020 to January 30, 2021.  References to “2019” refer to the 52-week period of February 3, 2019 to February 1, 2020.  References to the “first quarter of fiscal 2020” and the “first quarter of fiscal 2019” refer to the 13 weeks of February 2, 2020 to May 2, 2020 and February 3, 2019 to May 4, 2019, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods; outbreak of viruses or widespread illness, including the continued impact of COVID-19; our inability to operate our stores due to civil unrest and related protests or disturbances; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising and promotional efforts; the seasonal nature of our business; risks associated with the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail; changes in government regulations, procedures and requirements; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Impact of COVID-19

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies. The outbreak of COVID-19 and related measures to quell the outbreak have impacted our supply chain, operations and customer demand. The COVID-19 pandemic could further affect our operations and the operations of our suppliers and vendors as a result of shelter-in-place orders, restrictions and limitations on travel, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions.

Our stores and distribution centers have continued to operate as an essential business during the COVID-19 pandemic and we committed to maintaining a safe work and shopping environment. We experienced significant volatility in our sales during the first quarter of fiscal 2020 as store traffic and consumer demand significantly decreased in the initial consumer reaction to the COVID-19 pandemic. To address the demand, we worked quickly to reassure customers that our stores remained open and that we carried needed products at great prices and advertised our heightened store safety protocols in response to the pandemic. Our sales improved late in the quarter as we responded to changing consumer needs and benefited from increased consumer spending that coincided with economic stimulus provided under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. During the quarter we also experienced significant shifts in our sales mix into more non-discretionary and/or consumable products, which generally carry a lower than average gross margin rate. We incurred additional SG&A expenses during the quarter in response to operating during the pandemic as we closely managed other controllable expenses.

As circumstances evolved during the first quarter of fiscal 2020, our top priorities in responding to the pandemic have been and continue to be the safety and well-being of our associates and customers. In response to COVID-19, we have taken a number of actions, including the following:

•
Implemented procedures for social distancing, cleaning, sanitation, and use of protective personal equipment in our stores, distribution centers, and store support center to adhere to the appropriate  CDC and local guidelines.

•	Implemented temporary premium pay for our in-store associates, store leadership, and distribution center employees.

•	Supported our communities by raising money to provide much needed funding to local food banks through a partnership with Feeding America.

As a result of these efforts, we have incurred and expect to continue to incur higher payroll expenses at our stores and distribution facilities and incremental cleaning and safety costs at all of our facilities.

We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers and stockholders.

While we are closely monitoring the economic impact of the COVID-19 pandemic on our business, the long-term impact of the pandemic is unknown at this time. We expect the impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the pandemic, the governmental and public actions taken in response, and the effect the pandemic will have on the U.S. economy. Moreover, the significant uncertainty surrounding the COVID-19 pandemic and its effects may result in impacts or consequences that we do not anticipate at this time or that develop in unexpected ways, which makes it more challenging for management to estimate future performance of our business, including the cadence of new store openings, particularly over the near term.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 360 stores located in 25 states as of May 2, 2020.

Index

Our stores are supported by three distribution centers, one each in York, PA, Commerce, GA and our new facility in Lancaster, TX, which commenced operations in February 2020. We believe our distribution capabilities can support a range of 500 to 600 stores over the next several years.

We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

•	expanding the capacity of our distribution centers to their current 2.2 million square feet; and

•	investing in information technology, accounting, and warehouse management systems.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target new store sales of approximately $4 million.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

Net Sales

Ollie’s recognizes retail sales in its stores when merchandise is sold and the customer takes possession of the merchandise.  Also included in net sales is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program and gift card breakage.  Net sales are presented net of returns and sales tax.  Net sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.”  Growth of our net sales is primarily driven by expansion of our store base in existing and new markets.  As we continue to grow, we believe we will have greater access to brand name and closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers.  Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

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

Index

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

Depreciation and Amortization Expenses

Property and equipment are stated at original cost less accumulated depreciation and amortization. Depreciation and amortization are calculated over the estimated useful lives of the related assets, or in the case of leasehold improvements, the lesser of the useful lives or the remaining term of the lease. Expenditures for additions, renewals, and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes. Depreciation as it relates to our distribution centers is included within cost of sales on the condensed consolidated statements of income.

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

We define EBITDA as net income before net interest income or expense, depreciation and amortization expenses and income taxes.  Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock-based compensation expense and the gain from an insurance settlement.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Results of Operations.”

Factors Affecting the Comparability of our Results of Operations

Our results over the past two years have been affected by the following factors, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Historical Results

Historical results are not necessarily indicative of the results to be expected for any future period.

Store Openings

We opened 17 new stores and closed two stores in the first quarter of fiscal 2020  and opened 21 new stores in the first quarter of fiscal 2019. In connection with these store openings and closings, we incurred pre-opening expenses of $3.7 million and $5.2 million in the respective periods.

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

We derived the condensed consolidated statements of income for the first quarter of fiscal 2020 and the first quarter of fiscal 2019 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended
	May 2,	May 4,
	2020	2019
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$349,363	$324,854
Cost of sales	208,997	192,120
Gross profit	140,366	132,734
Selling, general and administrative expenses	89,720	83,332
Depreciation and amortization expenses	3,944	3,409
Pre-opening expenses	3,722	5,209
Operating income	42,980	40,784
Interest income, net	(83)	(145)
Income before income taxes	43,063	40,929
Income tax expense	9,607	2,212
Net income	$33,456	$38,717
Percentage of net sales (1):
Net sales	100.0%	100.0%
Cost of sales	59.8	59.1
Gross profit	40.2	40.9
Selling, general and administrative expenses	25.7	25.7
Depreciation and amortization expenses	1.1	1.0
Pre-opening expenses	1.1	1.6
Operating income	12.3	12.6
Interest income, net	—	—
Income before income taxes	12.3	12.6
Income tax expense	2.7	0.7
Net income	9.6%	11.9%
Select operating data:
Number of new stores	17	21
Number of closed stores	(2)	—
Number of stores open at end of period	360	324
Average net sales per store (2)	$986	$1,032
Comparable stores sales change	(3.3)%	0.8%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	May 2,	May 4,
	2020	2019
	( dollars in thousands)
Net income	$33,456	$38,717
Interest income, net	(83)	(145)
Depreciation and amortization expenses (1)	5,410	4,199
Income tax expense	9,607	2,212
EBITDA	48,390	44,983
Gain from insurance settlement	-	(565)
Non-cash stock-based compensation expense	1,319	2,193
Adjusted EBITDA	$49,709	$46,611

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

First Quarter of Fiscal 2020 Compared with the First Quarter of Fiscal 2019

Net Sales

Net sales increased to $349.4 million in the first quarter of fiscal 2020 from $324.9 million in the first quarter of fiscal 2019, an increase of $24.5 million, or 7.5%.  The increase was the result of a non-comparable store sales increase of $34.5 million, partially offset by a comparable store sales decrease of $10.0 million.  The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months.

Comparable store sales decreased 3.3% in the first quarter of fiscal 2020 compared with a 0.8% increase in the first quarter of fiscal 2019. We experienced significant volatility in our comparable store sales during the first quarter of fiscal 2020 as store traffic and consumer demand significantly decreased in the initial consumer reaction to the COVID-19 pandemic. Our stores have continued to operate as an essential business during the quarter and comparable store sales subsequently improved as we effectively responded to the changing retail environment and consumer needs. Also, we benefited from increased consumer spending coinciding with the economic stimulus provided under the CARES Act.

The decrease in comparable store sales in the current quarter consisted of a decrease in the number of transactions, partially offset by an increase in the average transaction size.  Declines in our books, domestics and electronic departments were offset by increases in health and beauty aids, food and housewares departments.

Gross Profit and Gross Margin

Gross profit increased to $140.4 million in the first quarter of fiscal 2020 from $132.7 million in the first quarter of fiscal 2019, an increase of $7.6 million, or 5.7%. Gross margin decreased 70 basis points to 40.2% in the first quarter of fiscal 2020 from 40.9% in the first quarter of fiscal 2019.  The decrease in gross margin in the first quarter of fiscal 2020 is primarily due to higher sales penetration of consumables, which generally carry below average gross margin rates, and the deleveraging of supply chain costs as a percentage of net sales primarily due to the increased costs from the opening of our Lancaster, TX distribution center at the beginning of this fiscal year.

Selling, General and Administrative Expenses

SG&A increased to $89.7 million in the first quarter of fiscal 2020 from $83.3 million in the first quarter of fiscal 2019, an increase of $6.4 million, or 7.7%. We incurred increased expenses associated with operating through COVID-19, primarily premium pay totaling $1.5 million to qualifying in-store associates, store leadership and distribution center associates. Our SG&A rate was 25.7% in both the first quarter of fiscal 2020 and fiscal 2019. Included in SG&A in the first quarter of fiscal 2019 is $0.6 million of income related to a gain from an insurance settlement. Excluding this prior-year gain, current year SG&A dollars increased 6.9% and the rate improved 10 basis points from the prior year. The increase in SG&A was primarily driven by increased selling expenses related to new store growth. The increased selling expenses consisted primarily of store payroll and benefits, store occupancy costs and other store-related expenses.

Index

Pre-Opening Expenses

Pre-opening expenses for new stores decreased to $3.7 million in the first quarter of fiscal 2020 from $5.2 million in the first quarter of fiscal 2019 due to the comparative number and timing of new stores.  During the first quarter of fiscal 2020, we opened 17 stores and closed two stores, one as planned and one closed temporarily due to smoke damage from a fire at an adjacent tenant.  As a percentage of net sales, pre-opening expenses decreased 50 basis points to 1.1% in the first quarter of fiscal 2020 from 1.6% in the first quarter of fiscal 2019.

Interest Income, Net

Net interest income was $0.1 million in both the first quarters of fiscal 2020 and fiscal 2019.

Income Tax Expense

Income tax expense was $9.6 million and $2.2 million in the first quarters of fiscal 2020 and fiscal 2019, respectively.   The effective tax rates for the first quarters of fiscal 2020 and fiscal 2019 were 22.3% and 5.4%, respectively.  The increased effective tax rate in the first quarter of fiscal 2020 was primarily the result of a reduction in excess tax benefits related to stock-based compensation.  These discrete tax benefits totaled $1.2 million and $8.1 million in the first quarters of fiscal 2020 and fiscal 2019, respectively.

Net Income

As a result of the foregoing, net income decreased to $33.5 million in the first quarter of fiscal 2020 from $38.7 million in the first quarter of fiscal 2019, a decrease of $5.3 million or 13.6%.

Adjusted EBITDA

Adjusted EBITDA increased to $49.7 million in the first quarter of fiscal 2020 from $46.6 million in the first quarter of fiscal 2019, an increase of $3.1 million, or 6.6%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of May 2, 2020, we had $94.9 million available to borrow under our Revolving Credit Facility and $119.4 million of cash and cash equivalents on hand. On May 22, 2019, we amended and restated our Revolving Credit Facility to effect several amendments thereto and extend the maturity thereunder to May 22, 2024. For further information, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $12.4 million and $20.1 million for capital expenditures in the first quarters of fiscal 2020 and fiscal 2019, respectively.  Prior year expenditures included approximately $10.1 million invested in the construction of the Company’s new distribution center.  We expect to fund capital expenditures from net cash provided by operating activities. We opened 17 new stores during the first quarter of fiscal 2020 and expect to open between 47 and 49 stores during 2020. However, we may experience delays in construction and permitting of new stores due to COVID-19.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash flows from operations.

Index

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

Based on our new store growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities and availability under our Revolving Credit Facility will be adequate to finance our planned capital expenditures, working capital requirements, debt service and other financing activities over the next 12 months.  If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, we will then be required to obtain additional equity or debt financing in the future.  There can be no assurance equity or debt financing will be available to us when needed or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

We are not currently receiving, and do not currently intend to apply for, loans under any federal or state programs implemented as a result of the COVID-19 pandemic, including the CARES Act.

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

During 2019, we repurchased 689,457 shares of our common stock for $40.0 million, inclusive of transaction costs, pursuant to our share repurchase program.  These expenditures were funded by cash generated from operations.  As of May 2, 2020, we had $60.0 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen weeks ended
	May 2,	May 4,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$41,370	$21,976
Net cash used in investing activities	(12,374)	(20,107)
Net cash provided by financing activities	405	4,701
Net increase in cash and cash equivalents	$29,401	$6,570

Cash Provided by Operating Activities

Net cash provided by operating activities in the first quarters of fiscal 2020 and fiscal 2019 was $41.4 million and $22.0 million, respectively.  The increase in net cash provided by operating activities in the first quarter of fiscal 2020 was primarily due to favorable comparative adjustments to working capital, particularly in our inventories.

Index

Cash Used in Investing Activities

Net cash used in investing activities in the first quarters of fiscal 2020 and fiscal 2019 was $12.4 million and $20.1 million, respectively.  The comparative decrease in cash used in investing activities relates to the prior-year construction of our Texas distribution center, which totaled approximately $10.1 million in the first quarter of fiscal 2019, partially offset by the timing of capital expenditures for our new store locations.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million and $4.7 million in the first quarter of fiscal 2020 and fiscal 2019, respectively.  The decrease in cash provided by financing activities is due to a decrease in the proceeds from stock option exercises in the current year.

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

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of May 2, 2020, we had no outstanding variable rate debt.

As of May 2, 2020, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the first quarter of fiscal 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 17, 2019, a purported shareholder class action lawsuit captioned Robert Stirling et al. v. Ollie’s Bargain Outlet Holdings, Inc. et al., Civ. No. 1:19-cv-08647-JPO was filed in the United States District Court for the Southern District of New York against the Company, Mark Butler (then serving as the Company’s Chief Executive Officer and Chairman of the Board of Directors), Jay Stasz (the Company’s Chief Financial Officer), and John Swygert (then serving as the Company’s Chief Operational Officer). The complaint alleges that, in public statements between June 6, 2019, and August 28, 2019, the defendants made materially false and misleading statements and/or failed to disclose material information about the Company’s earnings, projections, supply chain, and inventory. The plaintiffs seek unspecified monetary damages and other relief. On December 5, 2019, the Court appointed lead plaintiffs Bernard L. Maloney and Nathan Severe to act on behalf of the putative class of Ollie’s stockholders. On February 20, 2020, the lead plaintiffs filed an amended complaint extending the class period to March 26, 2019 through August 28, 2019, alleging substantially similar claims as the initial complaint, and seeking the same relief. On March 6, 2020, the court ordered that Michael L. Bangs, Executor of the Estate of Mark L. Butler be substituted as party for Mark Butler. On May 8, 2020, Ollie’s and the individual defendants moved to dismiss the action in its entirety. We believe the case to be without merit.

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

ITEM 1A. RISK FACTORS

The risk factor below updates those disclosed in Item 1A in our Annual Report on Form 10-K.

Our business, operations and financial performance have been and may in the future be adversely affected by an epidemic or pandemic outbreak such as COVID-19 (coronavirus).

The occurrence of epidemic outbreaks, including the COVID-19 pandemic, in regions where our stores are located could adversely affect our business and financial performance. Considerable uncertainty exists regarding the extent to which the COVID-19 pandemic will continue, as well as the scope and duration of measures directed at the containment and remediation of COVID-19. The pandemic and public health measures have caused us to take actions that we determine are in the best interests of our associates and our customers.  If we do not respond appropriately to the pandemic, or if our response is perceived to be inadequate, we could suffer damage to our reputation and our brand, which could materially adversely affect our business.  The COVID-19 pandemic has contributed to economic uncertainties, governmental orders such including travel bans, quarantines, shelter-in-place orders, among other things.

Index

In addition to the factors above, the COVID-19 pandemic has subjected our business to additional risk, including, but not limited to:

•
Increased Costs of Operation.  In response to COVID-19, we have taken actions that focus on providing a safe work and shopping environment.  As a result of these actions, we have incurred and expect to continue to incur higher payroll expenses at our stores and distribution facilities and incremental cleaning and safety costs at all of our facilities.

•
Supply Chain Disruptions.  Governmental orders or other challenges could  impact one or more of our key suppliers or result in the closure of one or more of our centralized distribution centers, our stores or our corporate headquarters and we may be unable to maintain delivery schedules or provide other support functions to our stores.

•
Economic Uncertainty. Widespread volatility and deteriorations in consumer spending, economic and market conditions, the risk of significant recession and a record rise in unemployment could adversely impact our sales.

•
Consumer Shopping Trends.  The adoption of travel bans, quarantines, shelter-in-place orders, among other things could cause a shift in consumer attitudes with respect to in-person shopping and may decrease foot traffic in our stores.

At this time, we cannot assess the ultimate economic impact of the COVID-19 pandemic on our business, operations or financial performance, which will be determined by, among other things, the duration, severity and magnitude of such circumstances and governmental responses and requirements relating to the pandemic, nor can we predict the long-term effects of governmental and public responses to changing conditions. The extent to which the COVID-19 pandemic will impact our operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material. If the COVID-19 pandemic becomes prolonged, and/or more severe, it could exacerbate the negative impacts on our business and results of operations and may also heighten many of the other risks described in the “Risk Factors” section of our Form 10-K for the period ended February 1, 2020. It is also possible that any adverse business and other financial impacts of the pandemic and public health measures may continue once the pandemic is controlled and those measures are lifted.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 3, 2020	/s/ Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)