Form 10-Q
period 2020-08-01
Ollie's Bargain Outlet Holdings, Inc.
filed 2020-09-01
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 27, 2020 was 65,375,794.

Index

Index

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$529,313	$333,865	$878,676	$658,719
Cost of sales	322,471	209,832	531,468	401,952
Gross profit	206,842	124,033	347,208	256,767
Selling, general and administrative expenses	109,149	87,350	198,869	170,682
Depreciation and amortization expenses	4,122	3,512	8,066	6,921
Pre-opening expenses	1,545	2,420	5,267	7,629
Operating income	92,026	30,751	135,006	71,535
Interest income, net	(26)	(372)	(109)	(517)
Income before income taxes	92,052	31,123	135,115	72,052
Income tax (benefit) expense	(7,331)	5,953	2,276	8,165
Net income	$99,383	$25,170	$132,839	$63,887
Earnings per common share:
Basic	$1.53	$0.40	$2.07	$1.01
Diluted	$1.50	$0.38	$2.02	$0.96
Weighted average common shares outstanding:
Basic	65,137	63,517	64,093	63,351
Diluted	66,051	66,300	65,641	66,237

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	August 1, 2020	August 3, 2019	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$305,110	$78,473	$89,950
Inventories	327,164	354,576	335,181
Accounts receivable	2,447	1,191	2,840
Prepaid expenses and other assets	22,539	5,403	5,567
Total current assets	657,260	439,643	433,538
Property and equipment, net of accumulated depreciation of $87,810, $68,569 and $77,286, respectively	137,467	105,321	132,084
Operating lease right-of-use assets	369,842	321,428	352,684
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,462	2,540	2,532
Total assets	$1,842,440	$1,544,341	$1,596,247
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$320	$269	$273
Accounts payable	107,685	91,860	63,223
Income taxes payable	–	1,414	3,906
Current portion of operating lease liabilities	56,062	54,628	53,551
Accrued expenses and other	77,521	58,266	56,732
Total current liabilities	241,588	206,437	177,685
Revolving credit facility	–	–	–
Long-term debt	592	515	527
Deferred income taxes	64,254	55,198	59,401
Long-term operating lease liabilities	317,948	264,715	299,743
Other long-term liabilities	5	7	6
Total liabilities	624,387	526,872	537,362
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	–	–	–
Common stock - 500,000 shares authorized at $0.001 par value; 66,005, 63,592 and 63,712 shares issued, respectively	66	64	64
Additional paid-in capital	641,677	611,163	615,350
Retained earnings	616,410	406,328	483,571
Treasury - common stock, at cost; 698, 9 and 698 shares, respectively	(40,100)	(86)	(40,100)
Total stockholders’ equity	1,218,053	1,017,469	1,058,885
Total liabilities and stockholders’ equity	$1,842,440	$1,544,341	$1,596,247

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended August 1, 2020 and August 3, 2019
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of May 2, 2020	63,859	$64	(698)	$(40,100)	$617,188	$517,027	$1,094,179
Stock-based compensation expense	–	–	–	–	1,727	–	1,727
Proceeds from stock options exercised	2,146	2	–	–	22,765	–	22,767
Common shares withheld for taxes	–	–	–	–	(3)	–	(3)
Net income	–	–	–	–	–	99,383	99,383
Balance as of August 1, 2020	66,005	$66	(698)	$(40,100)	$641,677	$616,410	$1,218,053

Balance as of May 4, 2019	63,492	$63	(9)	$(86)	$607,241	$381,158	$988,376
Stock-based compensation expense	–	–	–	–	2,432	–	2,432
Proceeds from stock options exercised	99	1	–	–	1,490	–	1,491
Vesting of restricted stock	1	–	–	–	–	–	–
Net income	–	–	–	–	–	25,170	25,170
Balance as of August 3, 2019	63,592	$64	(9)	$(86)	$611,163	$406,328	$1,017,469

	Twenty-six weeks ended August 1, 2020 and August 3, 2019
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 1, 2020	63,712	$64	(698)	$(40,100)	$615,350	$483,571	$1,058,885
Stock-based compensation expense	–	–	–	–	3,046	–	3,046
Proceeds from stock options exercised	2,246	2	–	–	24,083	–	24,085
Vesting of restricted stock	64	–	–	–	–	–	–
Common shares withheld for taxes	(17)	–	–	–	(802)	–	(802)
Net income	–	–	–	–	–	132,839	132,839
Balance as of August 1, 2020	66,005	$66	(698)	$(40,100)	$641,677	$616,410	$1,218,053

Balance as of February 2, 2019	63,015	$63	(9)	$(86)	$600,234	$342,441	$942,652
Stock-based compensation expense	–	–	–	–	4,625	–	4,625
Proceeds from stock options exercised	536	1	–	–	7,571	–	7,572
Vesting of restricted stock	57	–	–	–	–	–	–
Common shares withheld for taxes	(16)	–	–	–	(1,267)	–	(1,267)
Net income	–	–	–	–	–	63,887	63,887
Balance as of August 3, 2019	63,592	$64	(9)	$(86)	$611,163	$406,328	$1,017,469

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net income	$132,839	$63,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,921	8,369
Amortization of debt issuance costs	128	168
Loss (gain) on sale of assets	46	(13)
Deferred income tax provision (benefit)	4,853	(215)
Stock-based compensation expense	3,046	4,625
Changes in operating assets and liabilities:
Inventories	8,017	(58,169)
Accounts receivable	393	(621)
Prepaid expenses and other assets	(17,030)	(586)
Accounts payable	45,760	14,140
Income taxes payable	(3,906)	(5,979)
Accrued expenses and other liabilities	25,127	(6,967)
Net cash provided by operating activities	210,194	18,639
Cash flows from investing activities:
Purchases of property and equipment	(18,077)	(40,351)
Proceeds from sale of property and equipment	32	42,693
Net cash (used in) provided by investing activities	(18,045)	2,342
Cash flows from financing activities:
Repayments on finance leases	(272)	(202)
Payment of debt issuance costs	–	(552)
Proceeds from stock option exercises	24,085	7,572
Common shares withheld for taxes	(802)	(1,267)
Net cash provided by financing activities	23,011	5,551
Net increase in cash and cash equivalents	215,160	26,532
Cash and cash equivalents at the beginning of the period	89,950	51,941
Cash and cash equivalents at the end of the period	$305,110	$78,473
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$161	$208
Income taxes	$19,537	$14,357
Non-cash investing activities:
Accrued purchases of property and equipment	$2,482	$5,425

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 1, 2020 and August 3, 2019
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

Since its first store opened in 1982, the Company has grown to 366 retail locations in 25 states as of August 1, 2020. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended August 1, 2020 and August 3, 2019 refer to the thirteen weeks from May 3, 2020 to August 1, 2020 and from May 5, 2019 to August 3, 2019, respectively.  References to year-to-date periods ended August 1, 2020 and August 3, 2019 refer to the twenty-six weeks from February 2, 2020 to August 1, 2020 and from February 3, 2019 to August 3, 2019, respectively. References to “2019” refer to the fiscal year ended February 1, 2020 and references to “2020” refer to the fiscal year ending January 30, 2021.  Both periods consist of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of August 1, 2020 and August 3, 2019, and the condensed consolidated statements of income and  stockholders’ equity for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 1, 2020 and August 3, 2019 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2020 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
August 1, 2020 and August 3, 2019
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

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies. The outbreak of COVID-19 and related measures to quell the outbreak have impacted the Company’s inventory supply chain, operations and customer demand.  The Company’s stores and distribution centers have continued to operate as an essential business during the COVID-19 pandemic and the Company is committed to maintaining a safe work and shopping environment.  The COVID-19 pandemic could further affect the Company’s operations and the operations of its suppliers and vendors as a result of continuing restrictions and limitations on travel, shelter-in-place orders, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions. The extent to which the COVID-19 pandemic will impact the Company’s operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material.

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

Revenue Recognition

Revenue is deferred for the Ollie’s Army loyalty program where members accumulate points that can be redeemed for discounts on future purchases. The Company has determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the discount awards based upon its relative standalone selling price, which considers historical redemption patterns for the award. Revenue is recognized as those discount awards are redeemed. Discount awards issued upon the achievement of specified point levels are subject to expiration. Unless temporarily extended, the maximum redemption period is 45 days. At the end of each fiscal period, unredeemed discount awards and accumulated points to earn a future discount award are reflected as a liability.  Discount awards are combined in one homogeneous pool and are not separately identifiable.  Therefore, the revenue recognized consists of discount awards redeemed that were included in the deferred revenue balance at the beginning of the period as well as discount awards issued during the current period.  The following table is a reconciliation of the liability related to this program (in thousands):

	Twenty-six weeks ended
	August 1, 2020	August 3, 2019
Beginning balance	$8,254	$9,055
Revenue deferred	9,070	8,028
Revenue recognized	(7,807)	(7,142)
Ending balance	$9,517	$9,941

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

	Twenty-six weeks ended
	August 1, 2020	August 3, 2019
Beginning balance	$1,679	$1,448
Gift card issuances	1,854	2,253
Gift card redemption and breakage	(1,876)	(2,285)
Ending balance	$1,657	$1,416

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 1, 2020 and August 3, 2019
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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income	$99,383	$25,170	$132,839	$63,887
Weighted average number of common shares outstanding - Basic	65,137	63,517	64,093	63,351
Dilutive impact of stock options and restricted stock units	914	2,783	1,548	2,886
Weighted average number of common shares outstanding - Diluted	66,051	66,300	65,641	66,237
Earnings per common share - Basic	$1.53	$0.40	$2.07	$1.01
Earnings per common share - Diluted	$1.50	$0.38	$2.02	$0.96

The effect of the weighted average assumed exercise of stock options outstanding totaling 196,750 and 281,328 for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively, and 459,221 and 213,506 for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 0 and 219 for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively, and 23,896 and 14,673 for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(4)	Commitments and Contingencies

Commitments

The Company accounts for leases in accordance with Accounting Standards Update (“ASU”) 2016-02, Leases, which was adopted as of February 3, 2019.  Pursuant to the adoption of the new standard, the Company elected the practical expedients upon transition that did not require it to reassess existing contracts to determine if they contain leases under the new definition of a lease, or to reassess historical lease classification or initial direct costs. The Company also adopted the practical expedient to not separate lease and non-lease components for new leases after adoption of the new standard.  In addition, the Company applied a policy election to exclude leases with an initial term of 12 months or less from balance sheet recognition.  The Company did not adopt the hindsight practical expedient and, therefore, will continue to utilize lease terms determined under previous lease guidance for leases existing at the date of adoption that are not subsequently modified.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 1, 2020 and August 3, 2019
(Unaudited)
The following table summarizes the maturity of the Company’s operating lease liabilities as of August 1, 2020 (in thousands):

2020	$31,741
2021	77,089
2022	71,454
2023	68,566
2024	51,879
Thereafter	132,333
Total undiscounted lease payments (1)	433,062
Less: Imputed interest	(59,052)
Total lease obligations	374,010
Less: Current obligations under leases	(56,062)
Long-term lease obligations	$317,948

(1)	Lease obligations exclude $37.8 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods (dollars in thousands):

	Twenty-six weeks ended
	August 1, 2020	August 3, 2019

Cash paid for operating leases	$37,663	$31,846
Operating lease cost	37,688	31,678
Variable lease cost	2,341	727
Non-cash right-of-use assets obtained in exchange for lease obligations	33,632	56,461
Weighted-average remaining lease term	6.9 years	7.2 years
Weighted-average discount rate	4.3%	4.5%

Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033. Ollie’s made $0.8 million and $0.7 million in rent payments to such related parties during the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. The lease payments are included in the operating lease disclosures stated above.

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

Sale-Leaseback
On May 31, 2019, OBO Ventures, Inc. (“OBO”), a wholly owned subsidiary of the Company, entered into a sale-leaseback transaction with an unaffiliated third-party involving 12 former Toys “R” Us store locations which were acquired by OBO on August 29, 2018. OBO received approximately $42.0 million for the 12 locations, which resulted in no net gain or loss. Each of the 12 leased location has 15-year lease terms with options for renewal and are included in operating lease liabilities in the accompanying condensed consolidated balance sheets.

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	August 1, 2020	August 3, 2019	February 1, 2020
Compensation and benefits	$23,612	$11,985	$11,375
Deferred revenue	11,174	11,357	9,933
Freight	7,050	4,528	3,363
Sales and use taxes	6,718	4,529	4,590
Insurance	5,766	4,572	4,864
Real estate related	5,196	4,173	4,787
Advertising	1,353	1,374	2,486
Other	16,652	15,748	15,334
	$77,521	$58,266	$56,732

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 1, 2020 and August 3, 2019
(Unaudited)
(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases as of August 1, 2020, August 3, 2019 and February 1, 2020.

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

Under the terms of the Revolving Credit Facility, as of August 1, 2020, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of August 1, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility, with $92.0 million of borrowing availability, outstanding letters of credit commitments of $7.8 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during and as of the twenty-six weeks ended August 1, 2020.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s condensed consolidated balance sheet as of August 1, 2020, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen and twenty-six weeks ended August 1, 2020 were (8.0)% and 1.7%, respectively. The effective tax rates for the thirteen and twenty-six weeks ended August 3, 2019 were 19.1% and 11.3%, respectively. The effective tax rates during the thirteen and twenty-six weeks ended August 1, 2020 were affected by excess tax benefits related to stock-based compensation of $30.5 million and $31.7 million, respectively, primarily due to the exercise of stock options by the estate of a former executive of the Company, as further discussed in Note 8. The thirteen and twenty-six weeks ended August 3, 2019 included a similar discrete tax benefit of $1.7 million and $9.8 million, respectively.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of August 1, 2020, there were 2,811,100 shares available for grant under the 2015 Plan.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 1, 2020 and August 3, 2019
(Unaudited)
Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the twenty-six weeks ended August 1, 2020 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at February 1, 2020	3,228,692	$19.83
Granted	512,706	41.20
Forfeited	(52,338)	46.29
Exercised	(2,246,515)	10.72
Outstanding at August 1, 2020	1,442,545	40.61	7.5
Exercisable at August 1, 2020	588,041	25.12	5.2

In December 2019, the Company announced the unexpected passing of Mark Butler, the then Chairman of the Board President and Chief Executive Officer of the Company.  During the thirteen weeks ended August 1, 2020, the estate of Mark Butler exercised 1.9 million vested stock options and the Company received $17.1 million in proceeds.

The weighted average grant date fair value per option for options granted during the twenty-six weeks ended August 1, 2020 and August 3, 2019 was $13.13 and $24.97, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	August 1, 2020	August 3, 2019
Risk-free interest rate	0.77%	2.42%
Expected dividend yield	-	-
Expected term (years)	6.25 years	6.25 years
Expected volatility	30.49%	25.88%

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

A summary of the Company’s RSU activity and related information for the twenty-six weeks ended August 1, 2020 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 1, 2020	177,546	$48.78
Granted	62,998	42.29
Forfeited	(21,926)	51.56
Vested	(63,744)	33.34
Non-vested balance at August 1, 2020	154,874	52.10

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.7 million and $2.4 million for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively, and $3.0 million and $4.6 million for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.

As of August 1, 2020, there was $17.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years.  Compensation costs related to awards are recognized using the straight-line method.

Index

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 25, 2020 (“Annual Report”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2020” refer to the 52-week period of February 2, 2020 to January 30, 2021.  References to “2019” refer to the 52-week period of February 3, 2019 to February 1, 2020.  References to the “second quarter of fiscal 2020” and the “second quarter of fiscal 2019” refer to the thirteen weeks of May 3, 2020 to August 1, 2020 and May 5, 2019 to August 3, 2019, respectively.  Year-to-date periods ended August 1, 2020 and August 3, 2019 refer to the twenty-six weeks of February 2, 2020 to August 1, 2020 and February 3, 2019 to August 3, 2019, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods; outbreak of viruses or widespread illness, including the continued impact of COVID-19 and regulatory responses thereto; our inability to operate our stores due to civil unrest and related protests or disturbances; our failure to hire and retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising and promotional efforts; the seasonal nature of our business; risks associated with the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail; changes in government regulations, procedures and requirements; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Impact of COVID-19

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies. The outbreak of COVID-19 and related measures to quell the outbreak have impacted our supply chain, operations and customer demand.  The COVID-19 pandemic could further affect our operations and the operations of our suppliers and vendors as a result of continued restrictions and limitations on travel, shelter-in-place orders, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions.

Our stores and distribution centers have continued to operate as an essential business during the COVID-19 pandemic and we are committed to maintaining a safe work and shopping environment. During the second quarter of fiscal 2020, we effectively responded to changing consumer needs and benefited from increased consumer spending that coincided with economic stimulus provided under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and having our stores open during the quarter while several other retailers were closed for a portion of the period. Our net sales significantly increased as store traffic and customer demand increased. We incurred additional SG&A expenses during the quarter in response to operating during the pandemic as we closely managed other controllable expenses.

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

While our results of operations in the second quarter of fiscal 2020 benefited from increased customer demand and traffic, we expect sales to moderate as we progress through the second half of the fiscal year. There remains significant uncertainty related to the economic impact of COVID-19 and the long-term impact of the pandemic is unknown at this time. We expect the impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the pandemic, the governmental and public actions taken in response, and the effect the pandemic will have on the U.S. economy. Moreover, the significant uncertainty surrounding the COVID-19 pandemic and its effects may result in impacts or consequences that we do not anticipate at this time or that develop in unexpected ways, which makes it more challenging for management to estimate future performance of our business, including the cadence of new store openings, particularly over the near term.

Index

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 366 stores located in 25 states as of August 1, 2020.

Our stores are supported by three distribution centers, one each in York, PA, Commerce, GA and our newest facility in Lancaster, TX, which commenced operations in February 2020. We believe our distribution capabilities can support a range of 500 to 600 stores over the next several years.

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

Index

Depreciation and Amortization Expenses

Property and equipment are stated at original cost less accumulated depreciation and amortization. Depreciation and amortization are calculated over the estimated useful lives of the related assets, or in the case of leasehold improvements, the lesser of the useful lives or the remaining term of the lease. Expenditures for additions, renewals, and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization is computed on the straight-line method for financial reporting purposes. Depreciation as it relates to our distribution centers is included within cost of sales on the condensed consolidated statements of income.

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

Index

Store Openings and Closings

We opened six and eight new stores in the second quarters of fiscal 2020 and fiscal 2019, respectively. In connection with these store openings, we incurred pre-opening expenses of $1.5 million and $2.4 million for the second quarters of fiscal 2020 and fiscal 2019, respectively. We opened 23 new stores and closed two stores, one as planned and one closed temporarily due to smoke damage from a fire at an adjacent tenant, in the twenty-six weeks ended August 1, 2020. We opened 29 new stores in the twenty-six weeks ended August 3, 2019. In connection with these store openings and closings, we incurred pre-opening expenses of $5.3 million and $7.6 million for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.

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

We derived the condensed consolidated statements of income for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$529,313	$333,865	$878,676	$658,719
Cost of sales	322,471	209,832	531,468	401,952
Gross profit	206,842	124,033	347,208	256,767
Selling, general and administrative expenses	109,149	87,350	198,869	170,682
Depreciation and amortization expenses	4,122	3,512	8,066	6,921
Pre-opening expenses	1,545	2,420	5,267	7,629
Operating income	92,026	30,751	135,006	71,535
Interest income, net	(26)	(372)	(109)	(517)
Income before income taxes	92,052	31,123	135,115	72,052
Income tax (benefit) expense	(7,331)	5,953	2,276	8,165
Net income	$99,383	$25,170	$132,839	$63,887
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9	62.8	60.5	61.0
Gross profit	39.1	37.2	39.5	39.0
Selling, general and administrative expenses	20.6	26.2	22.6	25.9
Depreciation and amortization expenses	0.8	1.1	0.9	1.1
Pre-opening expenses	0.3	0.7	0.6	1.2
Operating income	17.4	9.2	15.4	10.9
Interest income, net	—	(0.1)	—	(0.1)
Income before income taxes	17.4	9.3	15.4	10.9
Income tax (benefit) expense	(1.4)	1.8	0.3	1.2
Net income	18.8%	7.5%	15.1%	9.7%
Select operating data:
New store openings	6	8	23	29
Number of closed stores	—	—	(2)	—
Number of stores open at end of period	366	332	366	332
Average net sales per store (2)	$1,454	$1,018	$2,441	$2,050
Comparable stores sales change	43.3%	(1.7)%	20.2%	(0.5)%

________________
(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	( dollars in thousands)
Net income	$99,383	$25,170	$132,839	$63,887
Interest income, net	(26)	(372)	(109)	(517)
Depreciation and amortization expenses (1)	5,653	4,337	11,063	8,536
Income tax (benefit) expense	(7,331)	5,953	2,276	8,165
EBITDA	97,679	35,088	146,069	80,071
Gain from insurance settlement	-	-	-	(565)
Non-cash stock-based compensation expense	1,727	2,432	3,046	4,625
Adjusted EBITDA	$99,406	$37,520	$149,115	$84,131

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Second Quarter 2020 Compared to Second Quarter 2019

Net Sales

Net sales increased to $529.3 million in the second quarter of fiscal 2020 from $333.9 million in the second quarter of fiscal 2019, an increase of $195.4 million, or 58.5%.  The increase was the result of a comparable store sales increase of $133.2 million, or 43.3%, and a non-comparable store sales increase of $62.3 million.  The increase in non-comparable store sales was driven by strong sales from new stores that have not been open for a full 15 months.

Comparable store sales increased 43.3% for the second quarter of fiscal 2020. We experienced robust comparable store sales growth throughout the period, driven by a significantly larger average basket per customer and higher traffic levels.  We effectively responded to changing consumer needs in the quarter, creating a strong alignment between a value-driven merchandise assortment and customer demand.  We also benefited from consumer spending associated with federal stimulus funds for the COVID-19 pandemic and having our stores open during the quarter while other retailers were closed for a portion of the period.

The increase in comparable store sales in the second quarter of fiscal 2020 consisted of increases in both the average transaction size and number of customer transactions.  Sales were strong across merchandise categories, particularly driven by growth in the health and beauty aids, housewares, bed and bath, floor coverings and electronics departments.

Gross Profit and Gross Margin

Gross profit increased to $206.8 million in the second quarter of fiscal 2020 from $124.0 million in the second quarter of fiscal 2019, an increase of $82.8 million, or 66.8%. Gross margin returned to historical levels for the period, increasing 190 basis points to 39.1% in the second quarter of fiscal 2020 from 37.2% in the second quarter of fiscal 2019.  The increase in gross margin in the second quarter of fiscal 2020 was due to improvements in both merchandise margin, driven by increased markup, and leveraging of supply chain costs as a percentage of net sales.

Index

Selling, General and Administrative Expenses

SG&A increased to $109.1 million in the second quarter of fiscal 2020 from $87.4 million in the second quarter of fiscal 2019, an increase of $21.8 million, or 25.0%, primarily driven by an increased number of stores and higher store payroll and variable selling expenses to support the significant increase in sales.  As a percentage of net sales, SG&A decreased 560 basis points to 20.6% in the second quarter of fiscal 2020 from 26.2% in the second quarter of fiscal 2019.  The decrease was primarily due to significant leverage in payroll and occupancy as well as other fixed costs from the strong increase in comparable store sales as well as continued tight expense controls.  This leverage was partially offset by certain increased expenses, such as premium pay of approximately $3.6 million to qualifying in-store associates and store leadership, as a result of operating throughout the COVID-19 pandemic.

Pre-Opening Expenses

Pre-opening expenses for new stores decreased to $1.5 million in the second quarter of fiscal 2020 from $2.4 million in the second quarter of fiscal 2019 due to the comparative number and timing of new store openings.  We opened six and eight new stores in the second quarters of fiscal 2020 and fiscal 2019, respectively.  As a percentage of net sales, pre-opening expenses decreased 40 basis points to 0.3% in the second quarter of fiscal 2020 from 0.7% in the second quarter of fiscal 2019.

Interest Income, Net

Net interest income was $26,000 and $0.4 million in the second quarter of fiscal 2020 and the second quarter of fiscal 2019, respectively.

Income Tax (Benefit) Expense

Income tax benefit in the second quarter of fiscal 2020 was $7.3 million compared to income tax expense of $6.0 million in the second quarter of fiscal 2019, a net variance of $13.3 million in the current year.  The effective tax rates for the second quarters of fiscal 2020 and fiscal 2019 were (8.0)% and 19.1%, respectively.  The decreased effective tax rate in the second quarter of fiscal 2020 was primarily the result of an increase in excess tax benefits related to stock-based compensation, largely due to the exercise of stock options, including exercises by the estate of Mark Butler, our former Chairman of the Board, President and Chief Executive Officer, as described in Note 8 of the accompanying unaudited condensed consolidated financial statements.  These discrete tax benefits totaled $30.5 million and $1.7 million for the second quarter of fiscal 2020 and the second quarter of fiscal 2019, respectively.

Net Income

As a result of the foregoing, net income increased to $99.4 million in the second quarter of fiscal 2020 from $25.2 million in the second quarter of fiscal 2019, an increase of $74.2 million, or 294.8%.

Adjusted EBITDA

Adjusted EBITDA increased to $99.4 million in the second quarter of fiscal 2020 from $37.5 million in the second quarter of fiscal 2019, an increase of $61.9 million, or 164.9%.

Twenty-Six Weeks 2020 Compared to Twenty-Six Weeks 2019

Net Sales

Net sales increased to $878.7 million in the twenty-six weeks ended August 1, 2020 from $658.7 million in the twenty-six weeks ended August 3, 2019, an increase of $220.0 million, or 33.4%.  The increase was the result of a comparable store sales increase of $123.3 million, or 20.2%, and a non-comparable store sales increase of $96.7 million.  The increase in non-comparable store sales was driven by strong sales from new stores that have not been open for a full 15 months.

Comparable store sales increased 20.2% for the twenty-six weeks ended August 1, 2020, driven by the robust comparable store sales growth in the second quarter of fiscal 2020.  The increase in comparable store sales in the twenty-six weeks ended August 1, 2020 consisted of increases in both the average transaction size and number of customer transactions.  Top performing merchandise categories include the health and beauty aids, housewares, floor coverings, bed and bath, and lawn and garden departments.  Sales growth was partially offset by declines in our book, luggage and candy departments.

Index

Gross Profit and Gross Margin

Gross profit increased to $347.2 million in the twenty-six weeks ended August 1, 2020 from $256.8 million in the twenty-six weeks ended August 3, 2019, an increase of $90.4 million, or 35.2%. Gross margin increased 50 basis points to 39.5% in the twenty-six weeks ended August 1, 2020 from 39.0% in the twenty-six weeks ended August 3, 2019.  The increase in gross margin in the twenty-six weeks ended August 1, 2020 was due to the leveraging of supply chain costs as a percentage of net sales and an increase in the merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $198.9 million in the twenty-six weeks ended August 1, 2020 from $170.7 million in the twenty-six weeks ended August 3, 2019, an increase of $28.2 million, or 16.5%, primarily driven by an increased number of stores and higher store payroll and variable selling expenses to support the significant increase in sales.  As a percentage of net sales, SG&A decreased 330 basis points to 22.6% in the twenty-six weeks ended August 1, 2020 from 25.9% in the twenty-six weeks ended August 3, 2019.  The decrease was primarily due to the leveraging of payroll and various fixed costs as a result of the comparable store sales increase and tight expense controls.  This leverage was partially offset by certain increased expenses, such as premium pay of approximately $5.0 million to qualifying in-store associates and store leadership, as a result of operating throughout the COVID-19 pandemic.

Pre-Opening Expenses

Pre-opening expenses for new stores decreased to $5.3 million in the twenty-six weeks ended August 1, 2020 from $7.6 million in the twenty-six weeks ended August 3, 2019 due to the comparative number and timing of new store openings.  During the twenty-six weeks ended August 1, 2020, we opened 23 stores and closed two stores, one as planned and one closed temporarily due to smoke damage from a fire at an adjacent tenant.  We opened 29 stores in the twenty-six weeks ended August 3, 2019.  As a percentage of net sales, pre-opening expenses decreased 60 basis points to 0.6% in the twenty-six weeks ended August 1, 2020 from 1.2% in the twenty-six weeks ended August 3, 2019.

Interest Income, Net

Net interest income was $0.1 million in the twenty-six weeks ended August 1, 2020 compared to net interest income of $0.5 million in the twenty-six weeks ended August 3, 2019.

Income Tax Expense

Income tax expense for the twenty-six weeks ended August 1, 2020 was $2.3 million compared to $8.2 million for the twenty-six weeks ended August 3, 2019, a decrease of $5.9 million, or 72.1%.   The effective tax rates for the twenty-six weeks ended August 1, 2020 and August 3, 2019 were 1.7% and 11.3%, respectively.  The decreased effective tax rate in the twenty-six weeks ended August 1, 2020 was primarily the result of an increase in excess tax benefits related to stock-based compensation, largely due to the exercise of stock options, including exercises by the estate of Mark Butler, our former Chairman of the Board, President and Chief Executive Officer.  These discrete tax benefits totaled $31.7 million and $9.8 million for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.

Net Income

As a result of the foregoing, net income increased to $132.8 million in the twenty-six weeks ended August 1, 2020 from $63.9 million in the twenty-six weeks ended August 3, 2019, an increase of $69.0 million, or 107.9%.

Adjusted EBITDA

Adjusted EBITDA increased to $149.1 million in the twenty-six weeks ended August 1, 2020 from $84.1 million in the twenty-six weeks ended August 3, 2019, an increase of $65.0 million, or 77.2%.

Index

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of August 1, 2020, we had $92.0 million available to borrow under our Revolving Credit Facility and $305.1 million of cash and cash equivalents on hand. On May 22, 2019, we amended and restated our Revolving Credit Facility to effect several amendments thereto and extend the maturity thereunder to May 22, 2024. For further information, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $5.7 million and $20.2 million for capital expenditures during the second quarter of fiscal 2020 and the second quarter of fiscal 2019, respectively. For the twenty-six weeks ended August 1, 2020, we spent $18.1 million for capital expenditures compared to $40.4 million for the twenty-six weeks ended August 3, 2019.  The prior year included expenditures of approximately $9.7 million and $19.8 million in the second quarter of fiscal 2019 and the twenty-six weeks ended August 3, 2019, respectively, invested in the construction of the Company’s new distribution center.  We expect to fund capital expenditures from net cash provided by operating activities. We opened 23 new stores during the twenty-six weeks ended August 1, 2020 and expect to open 46 stores, including one relocation, during 2020. However, we may experience delays in construction and permitting of new stores due to COVID-19.

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

During 2019, we repurchased 689,457 shares of our common stock for $40.0 million, inclusive of transaction costs, pursuant to our share repurchase program.  These expenditures were funded by cash generated from operations.  As of August 1, 2020, we had $60.0 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six weeks ended
	August 1, 2020	August 3, 2019
	(in thousands)
Net cash provided by operating activities	$210,194	$18,639
Net cash (used in) provided by investing activities	(18,045)	2,342
Net cash provided by financing activities	23,011	5,551
Net increase in cash and cash equivalents	$215,160	$26,532

Cash Provided by Operating Activities

Net cash provided by operating activities was $210.2 million for the twenty-six weeks ended August 1, 2020 compared to $18.6 million for the twenty-six weeks ended August 3, 2019.  The increase in net cash provided by operating activities for the twenty-six weeks ended August 1, 2020 was primarily due to the increase in net income and favorable comparative adjustments to working capital, particularly in our inventories.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the twenty-six weeks ended August 1, 2020 was $18.0 million compared to net cash provided by investing activities of $2.3 million for the twenty-six weeks ended August 3, 2019.  Prior year net cash inflow is primarily related to proceeds from a sale-leaseback transaction of approximately $42 million as described in Note 4 of the accompanying unaudited condensed consolidated financial statements, partially offset by the investment in our Texas distribution center of $19.8 million.  Capital expenditures in both the current and prior year twenty-six week periods included investments for new stores, information technology and other typical expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities was $23.0 million in the twenty-six weeks ended August 1, 2020 compared to $5.6 million in the twenty-six weeks ended August 3, 2019.  The increase in cash provided by financing activities is due to an increase in the proceeds from stock option exercises in the current year.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. There have been no significant changes in our significant accounting policies and estimates.

Index

Recently Issued Accounting Pronouncements

Not applicable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of August 1, 2020, we had no outstanding variable rate debt.

As of August 1, 2020, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended August 1, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 17, 2019, a purported shareholder class action lawsuit captioned Robert Stirling et al. v. Ollie’s Bargain Outlet Holdings, Inc. et al., Civ. No. 1:19-cv-08647-JPO was filed in the United States District Court for the Southern District of New York against the Company, Mark Butler (then serving as the Company’s Chief Executive Officer and Chairman of the Board of Directors), Jay Stasz (the Company’s Chief Financial Officer), and John Swygert (then serving as the Company’s Chief Operational Officer). The complaint alleges that, in public statements between June 6, 2019, and August 28, 2019, the defendants made materially false and misleading statements and/or failed to disclose material information about the Company’s earnings, projections, supply chain, and inventory. The plaintiffs seek unspecified monetary damages and other relief. On December 5, 2019, the Court appointed lead plaintiffs Bernard L. Maloney and Nathan Severe to act on behalf of the putative class of Ollie’s stockholders. On February 20, 2020, the lead plaintiffs filed an amended complaint extending the class period to March 26, 2019 through August 28, 2019, alleging substantially similar claims as the initial complaint, and seeking the same relief. On March 6, 2020, the court ordered that Michael L. Bangs, Executor of the Estate of Mark L. Butler be substituted as party for Mark Butler. On May 8, 2020, Ollie’s and the individual defendants moved to dismiss the action in its entirety. As of July 22, 2020, the motion to dismiss is fully briefed. We believe the case to be without merit.

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

Our business, operations and financial performance may be adversely affected by an epidemic or pandemic outbreak such as COVID-19 (coronavirus).

The occurrence of epidemic outbreaks, including the COVID-19 pandemic, in regions where our stores are located may adversely affect our business and financial performance. Considerable uncertainty exists regarding the extent to which the COVID-19 pandemic will continue, as well as the scope and duration of measures directed at the containment and remediation of COVID-19. The pandemic and public health measures have caused us to take actions that we determine are in the best interests of our associates and our customers.  If we do not respond appropriately to the pandemic, or if our response is perceived to be inadequate, we could suffer damage to our reputation and our brand, which could materially adversely affect our business.  The COVID-19 pandemic has contributed to economic uncertainties, governmental orders including travel bans, quarantines, and shelter-in-place orders, among other things.

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

Index

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

At this time, we cannot assess the ultimate economic impact of the COVID-19 pandemic on our business, operations or financial performance, which will be determined by, among other things, the duration, severity and magnitude of such circumstances and governmental responses and requirements relating to the pandemic, nor can we predict the long-term effects of governmental and public responses to changing conditions.  The extent to which the COVID-19 pandemic will impact our operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material. If the COVID-19 pandemic becomes prolonged, and/or more severe, it could have negative impacts on our business and results of operations and may also heighten many of the other risks described in the “Risk Factors” section of our Form 10-K for the period ended February 1, 2020. It is also possible that any adverse business and other financial impacts of the pandemic and public health measures may continue once the pandemic is controlled and those measures are lifted.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: September 1, 2020	/s/ Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)