Form 10-Q
period 2020-10-31
Ollie's Bargain Outlet Holdings, Inc.
filed 2020-12-08
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 3, 2020 was 65,418,339.

Index

Index

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$414,382	$327,049	$1,293,058	$985,768
Cost of sales	242,881	193,767	774,349	595,719
Gross profit	171,501	133,282	518,709	390,049
Selling, general and administrative expenses	105,830	90,481	304,699	261,163
Depreciation and amortization expenses	4,230	3,766	12,296	10,687
Pre-opening expenses	3,656	3,302	8,923	10,931
Operating income	57,785	35,733	192,791	107,268
Interest income, net	(93)	(142)	(202)	(659)
Income before income taxes	57,878	35,875	192,993	107,927
Income tax expense	12,681	8,919	14,957	17,084
Net income	$45,197	$26,956	$178,036	$90,843
Earnings per common share:
Basic	$0.69	$0.43	$2.76	$1.44
Diluted	$0.68	$0.41	$2.71	$1.38
Weighted average common shares outstanding:
Basic	65,388	63,173	64,524	63,292
Diluted	66,121	65,672	65,799	66,049

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 31, 2020	November 2, 2019	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$325,525	$10,101	$89,950
Inventories	394,896	385,296	335,181
Accounts receivable	203	977	2,840
Prepaid expenses and other assets	11,878	5,094	5,567
Total current assets	732,502	401,468	433,538
Property and equipment, net of accumulated depreciation of $93,361, $72,800 and $77,286, respectively	138,691	120,343	132,084
Operating lease right-of-use assets	382,787	330,740	352,684
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,472	2,514	2,532
Total assets	$1,931,861	$1,530,474	$1,596,247
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$361	$257	$273
Accounts payable	124,823	77,818	63,223
Income taxes payable	–	1,171	3,906
Current portion of operating lease liabilities	65,162	50,599	53,551
Accrued expenses and other	85,814	57,756	56,732
Total current liabilities	276,160	187,601	177,685
Revolving credit facility	–	–	–
Long-term debt	649	496	527
Deferred income taxes	64,622	55,844	59,401
Long-term operating lease liabilities	322,950	279,587	299,743
Other long-term liabilities	5	7	6
Total liabilities	664,386	523,535	537,362
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	–	–	–
Common stock - 500,000 shares authorized at $0.001 par value; 66,117, 63,605 and 63,712 shares issued, respectively	66	64	64
Additional paid-in capital	645,902	613,691	615,350
Retained earnings	661,607	433,284	483,571
Treasury - common stock, at cost; 698 shares	(40,100)	(40,100)	(40,100)
Total stockholders’ equity	1,267,475	1,006,939	1,058,885
Total liabilities and stockholders’ equity	$1,931,861	$1,530,474	$1,596,247

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended October 31, 2020 and November 2, 2019
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of August 1, 2020	66,005	$66	(698)	$(40,100)	$641,677	$616,410	$1,218,053
Stock-based compensation expense	–	–	–	–	1,709	–	1,709
Proceeds from stock options exercised	112	–	–	–	2,528	–	2,528
Common shares withheld for taxes	–	–	–	–	(12)	–	(12)
Net income	–	–	–	–	–	45,197	45,197
Balance as of October 31, 2020	66,117	$66	(698)	$(40,100)	$645,902	$661,607	$1,267,475

Balance as of August 3, 2019	63,592	$64	(9)	$(86)	$611,163	$406,328	$1,017,469
Stock-based compensation expense	–	–	–	–	2,230	–	2,230
Proceeds from stock options exercised	13	–	–	–	298	–	298
Shares repurchased	–	–	(689)	(40,014)	–	–	(40,014)
Net income	–	–	–	–	–	26,956	26,956
Balance as of November 2, 2019	63,605	$64	(698)	$(40,100)	$613,691	$433,284	$1,006,939

	Thirty-nine weeks ended October 31, 2020 and November 2, 2019
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 1, 2020	63,712	$64	(698)	$(40,100)	$615,350	$483,571	$1,058,885
Stock-based compensation expense	–	–	–	–	4,755	–	4,755
Proceeds from stock options exercised	2,358	2	–	–	26,611	–	26,613
Vesting of restricted stock	64	–	–	–	–	–	–
Common shares withheld for taxes	(17)	–	–	–	(814)	–	(814)
Net income	–	–	–	–	–	178,036	178,036
Balance as of October 31, 2020	66,117	$66	(698)	$(40,100)	$645,902	$661,607	$1,267,475

Balance as of February 2, 2019	63,015	$63	(9)	$(86)	$600,234	$342,441	$942,652
Stock-based compensation expense	–	–	–	–	6,855	–	6,855
Proceeds from stock options exercised	549	1	–	–	7,869	–	7,870
Vesting of restricted stock	57	–	–	–	–	–	–
Common shares withheld for taxes	(16)	–	–	–	(1,267)	–	(1,267)
Shares repurchased	–	–	(689)	(40,014)	–	–	(40,014)
Net income	–	–	–	–	–	90,843	90,843
Balance as of November 2, 2019	63,605	$64	(698)	$(40,100)	$613,691	$433,284	$1,006,939

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-nine weeks ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net income	$178,036	$90,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,634	12,890
Amortization of debt issuance costs	192	232
Loss (gain) on sale of assets	1	(56)
Deferred income tax provision	5,221	431
Stock-based compensation expense	4,755	6,855
Changes in operating assets and liabilities:
Inventories	(59,715)	(88,889)
Accounts receivable	2,637	(407)
Prepaid expenses and other assets	(6,443)	(315)
Accounts payable	62,904	932
Income taxes payable	(3,906)	(6,222)
Accrued expenses and other liabilities	35,598	(2,022)
Net cash provided by operating activities	235,914	14,272
Cash flows from investing activities:
Purchases of property and equipment	(25,908)	(64,543)
Proceeds from sale of property and equipment	77	42,742
Net cash used in investing activities	(25,831)	(21,801)
Cash flows from financing activities:
Repayments on finance leases	(307)	(348)
Payment of debt issuance costs	–	(552)
Proceeds from stock option exercises	26,613	7,870
Common shares withheld for taxes	(814)	(1,267)
Payment for shares repurchased	–	(40,014)
Net cash provided by (used in) financing activities	25,492	(34,311)
Net increase (decrease) in cash and cash equivalents	235,575	(41,840)
Cash and cash equivalents at the beginning of the period	89,950	51,941
Cash and cash equivalents at the end of the period	$325,525	$10,101
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$245	$269
Income taxes	$20,725	$22,874
Non-cash investing activities:
Accrued purchases of property and equipment	$1,455	$668

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 31, 2020 and November 2, 2019
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

Since its first store opened in 1982, the Company has grown to 385 retail locations in 25 states as of October 31, 2020. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended October 31, 2020 and November 2, 2019 refer to the thirteen weeks from August 2, 2020 to October 31, 2020 and from August 4, 2019 to November 2, 2019, respectively.  References to year-to-date periods ended October 31, 2020 and November 2, 2019 refer to the thirty-nine weeks from February 2, 2020 to October 31, 2020 and from February 3, 2019 to November 2, 2019, respectively. References to “2019” refer to the fiscal year ended February 1, 2020 and references to “2020” refer to the fiscal year ending January 30, 2021.  Both periods consist of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of October 31, 2020 and November 2, 2019, and the condensed consolidated statements of income and  stockholders’ equity for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2020 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
October 31, 2020 and November 2, 2019
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

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies. The outbreak of COVID-19 and related measures to quell the outbreak have impacted the Company’s inventory supply chain, operations and customer demand.  The Company’s stores and distribution centers have continued to operate as an essential business during the COVID-19 pandemic and the Company is committed to maintaining a safe work and shopping environment.  The COVID-19 pandemic could further affect the Company’s operations and the operations of its suppliers and vendors as a result of continuing or renewed restrictions and limitations on travel, shelter-in-place orders, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions. The extent to which the COVID-19 pandemic will impact the Company’s operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material.

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

	Thirty-nine weeks ended
	October 31, 2020	November 2, 2019
Beginning balance	$8,254	$9,055
Revenue deferred	13,516	11,743
Revenue recognized	(11,862)	(10,939)
Ending balance	$9,908	$9,859

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

	Thirty-nine weeks ended
	October 31, 2020	November 2, 2019
Beginning balance	$1,679	$1,448
Gift card issuances	2,951	3,286
Gift card redemption and breakage	(2,969)	(3,288)
Ending balance	$1,661	$1,446

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 31, 2020 and November 2, 2019
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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income	$45,197	$26,956	$178,036	$90,843
Weighted average number of common shares outstanding - Basic	65,388	63,173	64,524	63,292
Dilutive impact of stock options and restricted stock units	733	2,499	1,275	2,757
Weighted average number of common shares outstanding - Diluted	66,121	65,672	65,799	66,049
Earnings per common share - Basic	$0.69	$0.43	$2.76	$1.44
Earnings per common share - Diluted	$0.68	$0.41	$2.71	$1.38

The effect of the weighted average assumed exercise of stock options outstanding totaling 186,270 and 521,738 for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively, and 368,237 and 316,250 for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 394 and 53,522 for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively, and 16,062 and 27,623 for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 31, 2020 and November 2, 2019
(Unaudited)
The following table summarizes the maturity of the Company’s operating lease liabilities as of October 31, 2020 (in thousands):

2020	$12,106
2021	81,277
2022	76,373
2023	74,010
2024	56,850
Thereafter	145,851
Total undiscounted lease payments (1)	446,467
Less: Imputed interest	(58,355)
Total lease obligations	388,112
Less: Current obligations under leases	(65,162)
Long-term lease obligations	$322,950

(1)	Lease obligations exclude $31.5 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods (dollars in thousands):

	Thirty-nine weeks ended
	October 31, 2020	November 2, 2019

Cash paid for operating leases	$50,640	$48,931
Operating lease cost	57,535	49,038
Variable lease cost	3,879	1,532
Non-cash right-of-use assets obtained in exchange for lease obligations	52,966	69,041
Weighted-average remaining lease term	6.8 years	7.2 years
Weighted-average discount rate	4.1%	4.5%

Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033. Ollie’s made $1.2 million and $1.1 million in rent payments to such related parties during the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. The lease payments are included in the operating lease disclosures stated above.

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

Sale-Leaseback

On May 31, 2019, OBO Ventures, Inc. (“OBO”), a wholly owned subsidiary of the Company, entered into a sale-leaseback transaction with an unaffiliated third-party involving 12 former Toys “R” Us store locations which were acquired by OBO on August 29, 2018. OBO received approximately $42.0 million for the 12 locations, which resulted in no net gain or loss. Each of the 12 leased locations has 15-year lease terms with options for renewal and are included in operating lease liabilities in the accompanying condensed consolidated balance sheets.

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	October 31, 2020	November 2, 2019	February 1, 2020
Compensation and benefits	$25,378	$10,129	$11,375
Deferred revenue	11,569	11,305	9,933
Freight	8,705	6,055	3,363
Sales and use taxes	7,670	6,017	4,590
Insurance	6,614	4,261	4,864
Real estate related	5,496	4,554	4,787
Advertising	4,536	3,993	2,486
Other	15,846	11,442	15,334
	$85,814	$57,756	$56,732

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 31, 2020 and November 2, 2019
(Unaudited)
(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases as of October 31, 2020, November 2, 2019 and February 1, 2020.

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

Under the terms of the Revolving Credit Facility, as of October 31, 2020, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of October 31, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility, with $95.3 million of borrowing availability, outstanding letters of credit commitments of $4.5 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during and as of the thirty-nine weeks ended October 31, 2020.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s condensed consolidated balance sheet as of October 31, 2020, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen and thirty-nine weeks ended October 31, 2020 were 21.9% and 7.8%, respectively. The effective tax rates for the thirteen and thirty-nine weeks ended November 2, 2019 were 24.9% and 15.8%, respectively. The effective tax rates during the thirteen and thirty-nine weeks ended October 31, 2020 were affected by excess tax benefits related to stock-based compensation of $2.0 million and $33.8 million, respectively, primarily due to the exercise of stock options by the estate of a former executive of the Company, as further discussed in Note 8. The thirteen and thirty-nine weeks ended November 2, 2019 included a similar discrete tax benefit of $0.2 million and $10.0 million, respectively.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of October 31, 2020, there were 2,846,274 shares available for grant under the 2015 Plan.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 31, 2020 and November 2, 2019
(Unaudited)
Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirty-nine weeks ended October 31, 2020 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at February 1, 2020	3,228,692	$19.83
Granted	512,706	41.86
Forfeited	(84,521)	52.17
Exercised	(2,357,801)	11.29
Outstanding at October 31, 2020	1,299,076	41.92	7.4
Exercisable at October 31, 2020	478,739	25.76	4.9

In December 2019, the Company announced the unexpected passing of Mark Butler, the then-Chairman of the Board, President and Chief Executive Officer of the Company.  During the thirty-nine weeks ended October 31, 2020, the estate of Mark Butler exercised 1.9 million vested stock options and the Company received $17.1 million in proceeds.

The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was $13.13 and $24.92, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirty-nine weeks ended
	October 31, 2020	November 2, 2019
Risk-free interest rate	0.77%	2.41%
Expected dividend yield	-	-
Expected term (years)	6.25 years	6.25 years
Expected volatility	30.49%	25.88%

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

A summary of the Company’s RSU activity and related information for the thirty-nine weeks ended October 31, 2020 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 1, 2020	177,546	$48.78
Granted	62,998	42.29
Forfeited	(24,917)	51.61
Vested	(64,182)	33.28
Non-vested balance at October 31, 2020	151,445	52.18

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.7 million and $2.2 million for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively, and $4.8 million and $6.9 million for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.

As of October 31, 2020, there was $15.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years.  Compensation costs related to awards are recognized using the straight-line method.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2020” refer to the 52-week period of February 2, 2020 to January 30, 2021.  References to “2019” refer to the 52-week period of February 3, 2019 to February 1, 2020.  References to the “third quarter of fiscal 2020” and the “third quarter of fiscal 2019” refer to the thirteen weeks of August 2, 2020 to October 31, 2020 and August 4, 2019 to November 2, 2019, respectively.  Year-to-date periods ended October 31, 2020 and November 2, 2019 refer to the thirty-nine weeks of February 2, 2020 to October 31, 2020 and February 3, 2019 to November 2, 2019, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods; outbreak of viruses or widespread illness, including the continued impact of COVID-19 and continuing or renewed regulatory responses thereto; our inability to operate our stores due to civil unrest and related protests or disturbances; our failure to properly hire and to retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising and promotional efforts; the seasonal nature of our business; risks associated with the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail; changes in government regulations, procedures and requirements; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Impact of COVID-19

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies. The outbreak of COVID-19 and related measures to quell the outbreak have impacted our supply chain, operations and customer demand.  The COVID-19 pandemic could further affect our operations and the operations of our suppliers and vendors as a result of continued or renewed restrictions and limitations on travel, shelter-in-place orders, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions.

Our stores and distribution centers have continued to operate as an essential business during the COVID-19 pandemic and we are committed to maintaining a safe work and shopping environment. Since the outbreak of the pandemic, we have effectively responded to changing consumer needs and benefited from increased consumer spending that coincided with economic stimulus provided under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and having our stores open while several other retailers were closed for a portion of 2020.  We also benefited from increased consumer spending in our stores driven by a shift in spend from COVID-impacted categories, such as travel, dining and experiences, to retail.  Our net sales increased as store traffic and customer demand increased. We have incurred additional selling, general and administrative expenses (“SG&A”) in response to operating during the pandemic as we closely managed other controllable expenses.

Our top priorities in responding to the pandemic have been and continue to be the safety and well-being of our associates and customers. In response to COVID-19, we have taken a number of actions, including the following:

•
implemented procedures for social distancing, cleaning, sanitation, and use of protective personal equipment in our stores, distribution centers, and store support center to adhere to the appropriate CDC and local guidelines;

•	implemented temporary premium pay for our in-store associates, store leadership, and distribution center employees; and

•	supported our communities by raising money to provide much needed funding to local food banks through a partnership with Feeding America.

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

Index

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

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 385 stores located in 25 states as of October 31, 2020.

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

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our SG&A by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

Index

Store Openings and Closings

We opened 19 new stores, including one relocated store, and re-opened a temporarily closed store in the third quarter of fiscal 2020. We opened 13 new stores in the third quarter of fiscal 2019. In connection with these store openings, relocations and closings, we incurred pre-opening expenses of $3.7 million and $3.3 million for the third quarters of fiscal 2020 and fiscal 2019, respectively. We opened 42 new stores, including one relocated store, and closed two additional stores in the thirty-nine weeks ended October 31, 2020. We opened 42 new stores in the thirty-nine weeks ended November 2, 2019. In connection with these store openings, relocations and closings, we incurred pre-opening expenses of $8.9 million and $10.9 million for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.

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

We derived the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$414,382	$327,049	$1,293,058	$985,768
Cost of sales	242,881	193,767	774,349	595,719
Gross profit	171,501	133,282	518,709	390,049
Selling, general and administrative expenses	105,830	90,481	304,699	261,163
Depreciation and amortization expenses	4,230	3,766	12,296	10,687
Pre-opening expenses	3,656	3,302	8,923	10,931
Operating income	57,785	35,733	192,791	107,268
Interest income, net	(93)	(142)	(202)	(659)
Income before income taxes	57,878	35,875	192,993	107,927
Income tax expense	12,681	8,919	14,957	17,084
Net income	$45,197	$26,956	$178,036	$90,843
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	59.2	59.9	60.4
Gross profit	41.4	40.8	40.1	39.6
Selling, general and administrative expenses	25.5	27.7	23.6	26.5
Depreciation and amortization expenses	1.0	1.2	1.0	1.1
Pre-opening expenses	0.9	1.0	0.7	1.1
Operating income	13.9	10.9	14.9	10.9
Interest income, net	—	(0.1)	—	(0.1)
Income before income taxes	14.0	11.0	14.9	10.9
Income tax expense	3.1	2.7	1.2	1.7
Net income	10.9%	8.2%	13.8%	9.2%
Select operating data:
New store openings	19	13	42	42
Number of closed stores	(1)	—	(3)	—
Number of stores re-opened	1	—	1	—
Number of stores open at end of period	385	345	385	345
Average net sales per store (2)	$1,104	$964	$3,545	$3,014
Comparable stores sales change	15.3%	(1.4)%	18.6%	(0.8)%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
	( dollars in thousands)
Net income	$45,197	$26,956	$178,036	$90,843
Interest income, net	(93)	(142)	(202)	(659)
Depreciation and amortization expenses (1)	5,784	4,592	16,847	13,128
Income tax expense	12,681	8,919	14,957	17,084
EBITDA	63,569	40,325	209,638	120,396
Gain from insurance settlement	-	-	-	(565)
Non-cash stock-based compensation expense	1,709	2,230	4,755	6,855
Adjusted EBITDA	$65,278	$42,555	$214,393	$126,686

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Third Quarter 2020 Compared to Third Quarter 2019

Net Sales

Net sales increased to $414.4 million in the third quarter of fiscal 2020 from $327.0 million in the third quarter of fiscal 2019, an increase of $87.3 million, or 26.7%.  The increase was the result of a comparable store sales increase of $47.1 million, or 15.3%, and a non-comparable store sales increase of $40.2 million.  The increase in non-comparable store sales was driven by strong sales from new stores that have not been open for a full 15 months.

Comparable store sales increased 15.3% for the third quarter of fiscal 2020. The performance reflects our ability to effectively respond to consumer needs in the quarter, creating a strong alignment between a value-driven merchandise assortment and customer demand. We also benefited from consumer spending in our stores driven by a shift in spend from COVID-related categories, such as travel, dining and experiences, to retail as well as impacts from stimulus related to the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the early part of the quarter.

The increase in comparable store sales in the third quarter of fiscal 2020 consisted of increases in both the average transaction size and number of customer transactions. Sales were strong across many merchandise categories, particularly driven by growth in the housewares, bed and bath, health and beauty aids, floor coverings and food departments.  Sales growth was partially offset by declines in our electronics, clothing, lawn and garden, and summer furniture departments.

Gross Profit and Gross Margin

Gross profit increased to $171.5 million in the third quarter of fiscal 2020 from $133.3 million in the third quarter of fiscal 2019, an increase of $38.2 million, or 28.7%. Gross margin increased 60 basis points to 41.4% in the third quarter of fiscal 2020 from 40.8% in the third quarter of fiscal 2019.  The increase in gross margin in the third quarter of fiscal 2020 was due to improvement in the merchandise margin, driven by increased markup and reduced markdowns, partially offset by increased supply chain costs as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A increased to $105.8 million in the third quarter of fiscal 2020 from $90.5 million in the third quarter of fiscal 2019, an increase of $15.3 million, or 17.0%, primarily driven by an increased number of stores and higher store payroll and variable selling expenses to support the increase in sales.  As a percentage of net sales, SG&A decreased 220 basis points to 25.5% in the third quarter of fiscal 2020 from 27.7% in the third quarter of fiscal 2019.  The decrease was primarily due to significant leverage in occupancy and many other costs from the strong increase in comparable store sales in addition to continued tight expense controls throughout our organization.  This leverage was partially offset by certain increased expenses, such as premium pay of approximately $1.8 million to qualifying in-store associates and store leadership, as a result of operating throughout the COVID-19 pandemic.

Index

Pre-Opening Expenses

Pre-opening expenses increased to $3.7 million in the third quarter of fiscal 2020 from $3.3 million in the third quarter of fiscal 2019 due to the comparative number and timing of store openings and closings.  We opened 19 new stores, including one relocation, and re-opened one temporarily closed store in the third quarter of fiscal 2020.  We opened 13 new stores in the third quarter of fiscal 2019.  As a percentage of net sales, pre-opening expenses decreased 10 basis points to 0.9% in the third quarter of fiscal 2020 from 1.0% in the third quarter of fiscal 2019.

Interest Income, Net

Net interest income was $0.1 million in each of the third quarters of fiscal 2020 and fiscal 2019.

Income Tax Expense

Income tax expense totaled $12.7 million and $8.9 million in the third quarter of fiscal 2020 and the third quarter of fiscal 2019, respectively.  The effective tax rates for the third quarters of fiscal 2020 and fiscal 2019 were 21.9% and 24.9%, respectively.  The decreased effective tax rate in the third quarter of fiscal 2020 was primarily the result of an increase in excess tax benefits related to stock-based compensation.  These discrete tax benefits totaled $2.0 million and $0.2 million for the third quarter of fiscal 2020 and the third quarter of fiscal 2019, respectively.

Net Income

As a result of the foregoing, net income increased to $45.2 million in the third quarter of fiscal 2020 from $27.0 million in the third quarter of fiscal 2019, an increase of $18.2 million, or 67.7%.

Adjusted EBITDA

Adjusted EBITDA increased to $65.3 million in the third quarter of fiscal 2020 from $42.6 million in the third quarter of fiscal 2019, an increase of $22.7 million, or 53.4%.

Thirty-nine Weeks 2020 Compared to Thirty-nine Weeks 2019

Net Sales

Net sales increased to $1.293 billion in the thirty-nine weeks ended October 31, 2020 from $985.8 million in the thirty-nine weeks ended November 2, 2019, an increase of $307.3 million, or 31.2%.  The increase was the result of a comparable store sales increase of $170.4 million, or 18.6%, and a non-comparable store sales increase of $136.9 million.  The increase in non-comparable store sales was driven by strong sales from new stores that have not been open for a full 15 months.

Comparable store sales increased 18.6% for the thirty-nine weeks ended October 31, 2020, driven by the robust comparable store sales growth in the second and third quarters of fiscal 2020.  The performance reflects our ability to effectively respond to changing consumer needs in the current year, creating a strong alignment between a value-driven merchandise assortment and customer demand.  We benefited from consumer spending associated with federal stimulus funds for the COVID-19 pandemic and having our stores open while other retailers were closed for a portion of 2020.  We have also benefited from increased consumer spending in our stores driven by a shift in spend from COVID-impacted categories, such as travel, dining and experiences, to retail.

The increase in comparable store sales in the thirty-nine weeks ended October 31, 2020 consisted of increases in both the average transaction size and number of customer transactions.  Top performing merchandise categories include the health and beauty aids, housewares, bed and bath, floor coverings and food departments.  Sales growth was partially offset by declines in our luggage, book and candy departments.

Index

Gross Profit and Gross Margin

Gross profit increased to $518.7 million in the thirty-nine weeks ended October 31, 2020 from $390.0 million in the thirty-nine weeks ended November 2, 2019, an increase of $128.7 million, or 33.0%. Gross margin increased 50 basis points to 40.1% in the thirty-nine weeks ended October 31, 2020 from 39.6% in the thirty-nine weeks ended November 2, 2019.  The increase in gross margin in the thirty-nine weeks ended October 31, 2020 was due to an increase in the merchandise margin and the leveraging of supply chain costs as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A increased to $304.7 million in the thirty-nine weeks ended October 31, 2020 from $261.2 million in the thirty-nine weeks ended November 2, 2019, an increase of $43.5 million, or 16.7%, primarily driven by an increased number of stores and higher store payroll and variable selling expenses to support the significant increase in sales.  As a percentage of net sales, SG&A decreased 290 basis points to 23.6% in the thirty-nine weeks ended October 31, 2020 from 26.5% in the thirty-nine weeks ended November 2, 2019.  The decrease was primarily due to the leveraging of occupancy, payroll and various other costs as a result of the comparable store sales increase and tight expense controls.  This leverage was partially offset by certain increased expenses, such as premium pay of approximately $6.8 million to qualifying in-store associates and store leadership, as a result of operating throughout the COVID-19 pandemic.

Pre-Opening Expenses

Pre-opening expenses for new stores decreased to $8.9 million in the thirty-nine weeks ended October 31, 2020 from $10.9 million in the thirty-nine weeks ended November 2, 2019 due to the comparative timing of new store openings.  During the thirty-nine weeks ended October 31, 2020, we opened 42 stores, including one relocated store, and closed two additional stores.  We opened 42 stores in the thirty-nine weeks ended November 2, 2019.  As a percentage of net sales, pre-opening expenses decreased 40 basis points to 0.7% in the thirty-nine weeks ended October 31, 2020 from 1.1% in the thirty-nine weeks ended November 2, 2019.

Interest Income, Net

Net interest income totaled $0.2 million and $0.7 million in the thirty-nine weeks ended October 31, 2020 and the thirty-nine weeks ended November 2, 2019, respectively.

Income Tax Expense

Income tax expense totaled $15.0 million and $17.1 million in the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.  The effective tax rates for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 were 7.8% and 15.8%, respectively.  The decreased effective tax rate in the thirty-nine weeks ended October 31, 2020 was primarily the result of an increase in excess tax benefits related to stock-based compensation, largely due to the exercise of stock options, including exercises by the estate of Mark Butler, our former Chairman of the Board, President and Chief Executive Officer, as described in Note 8 of the accompanying unaudited condensed consolidated financial statements.  These discrete tax benefits totaled $33.8 million and $10.0 million for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.

Net Income

As a result of the foregoing, net income increased to $178.0 million in the thirty-nine weeks ended October 31, 2020 from $90.8 million in the thirty-nine weeks ended November 2, 2019, an increase of $87.2 million, or 96.0%.

Adjusted EBITDA

Adjusted EBITDA increased to $214.4 million in the thirty-nine weeks ended October 31, 2020 from $126.7 million in the thirty-nine weeks ended November 2, 2019, an increase of $87.7 million, or 69.2%.

Index

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of October 31, 2020, we had $95.3 million available to borrow under our Revolving Credit Facility and $325.5 million of cash and cash equivalents on hand. On May 22, 2019, we amended and restated our Revolving Credit Facility to effect several amendments thereto and extend the maturity thereunder to May 22, 2024. For further information, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $7.8 million and $24.2 million for capital expenditures during the third quarter of fiscal 2020 and the third quarter of fiscal 2019, respectively. For the thirty-nine weeks ended October 31, 2020, we spent $25.9 million for capital expenditures compared to $64.5 million for the thirty-nine weeks ended November 2, 2019.  The prior year included expenditures of approximately $13.4 million and $33.2 million in the third quarter of fiscal 2019 and the thirty-nine weeks ended November 2, 2019, respectively, invested in the construction of the Company’s new distribution center.  We opened 42 new stores, including one relocation, during the thirty-nine weeks ended October 31, 2020 and have since opened four additional stores subsequent to quarter-end, for a total of 46 stores during 2020.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash flows from operations and expect the same funding source for 2020.

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

Index

During 2019, we repurchased 689,457 shares of our common stock for $40.0 million, inclusive of transaction costs, pursuant to our share repurchase program.  These expenditures were funded by cash generated from operations.  As of October 31, 2020, we had $60.0 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-nine weeks ended
	October 31,	November 2,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$235,914	$14,272
Net cash used in investing activities	(25,831)	(21,801)
Net cash provided by (used in) financing activities	25,492	(34,311)
Net increase (decrease) in cash and cash equivalents	$235,575	$(41,840)

Cash Provided by Operating Activities

Net cash provided by operating activities was $235.9 million for the thirty-nine weeks ended October 31, 2020 compared to $14.3 million for the thirty-nine weeks ended November 2, 2019.  The increase in net cash provided by operating activities for the thirty-nine weeks ended October 31, 2020 was primarily due to the increase in net income and favorable comparative adjustments to working capital.

Cash Used in Investing Activities

Net cash used in investing activities totaled $25.8 million and $21.8 million for the thirty-nine weeks ended October 31, 2020 and the thirty-nine weeks ended November 2, 2019, respectively.  Capital expenditures in both the current and prior year thirty-nine week periods included investments for new stores, information technology and other typical expenditures.  Prior year capital expenditures also included $33.2 million invested in our Texas distribution center. These prior year outflows were partially offset by proceeds from a sale-leaseback transaction of approximately $42 million as described in Note 4 of the accompanying unaudited condensed consolidated financial statements.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $25.5 million in the thirty-nine weeks ended October 31, 2020 compared to net cash used in financing activities of $34.3 million in the thirty-nine weeks ended November 2, 2019.  Cash provided by financing activities in the thirty-nine weeks ended October 31, 2020 is due to proceeds from stock option exercises, as discussed in Note 8 of the accompanying unaudited condensed consolidated financial statements.  Cash used in financing activities in the thirty-nine weeks ended November 2, 2019 reflects expenditures to repurchase shares, as discussed above in “Share Repurchase Program.”

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

Index

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of October 31, 2020, we had no outstanding variable rate debt.

As of October 31, 2020, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended October 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Consumer Shopping Trends.  The adoption of travel bans, quarantines, shelter-in-place orders, among other things could cause a shift in consumer attitudes with respect to in-person shopping and may decrease foot traffic in our stores. Additionally, COVID-19 has impacted consumer spending and demand for certain products, including cleaning supplies, gloves and masks, which could result in challenges related to the procurement, distribution, delivery and appropriate marketing, offering and sale of such products.

•
Health and Safety. Our customers, store associates and other employees are exposed to heightened health and safety risks due to COVID-19. While we have taken measures to mitigate and control these risks, the unpredictable nature of COVID-19 may result in unexpected outcomes. For example, if the protocols established are ineffective, or are not followed, the health and safety of our employees and customers could be at risk. A further outbreak in our stores, distribution centers, or corporate offices could result in temporary or sustained workforce shortages or store or facility closures. Inadequate response by us, perceived or otherwise, could result in fines, fees, assessments, judgments, or impact our costs and/or our reputation.

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

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

**101.SCH	Inline XBRL Taxonomy Extension Schema Document.

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Submitted electronically with this Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 8, 2020	/s/ Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)