Form 10-K
period 2021-01-30
Ollie's Bargain Outlet Holdings, Inc.
filed 2021-03-24
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial  reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price per share as reported by the NASDAQ Stock Market LLC on such date, was approximately $6.8 billion. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of federal securities laws.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 18, 2021 was 65,499,134.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of the 2020 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Index
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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, legislation, national trade policy, and the following:

•	our failure to adequately procure and manage our inventory or anticipate consumer demand;
•	changes in consumer confidence and spending;
•	risks associated with our status as a “brick and mortar only” retailer;
•	risks associated with intense competition;
•	our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all;
•	the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods;
•	outbreak of viruses or widespread illness, including the continued impact of COVID-19 and continuing or renewed regulatory responses thereto;
•	our inability to operate our stores due to civil unrest and related protests or disturbances;
•	our failure to properly hire and to retain key personnel and other qualified personnel;
•	risks associated with the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail;
•	our inability to obtain favorable lease terms for our properties;
•	the failure to timely acquire, develop, open and operate, or the loss of, disruption or interruption in the operations of, any of our centralized distribution centers;
•	fluctuations in comparable store sales and results of operations, including on a quarterly basis;
•	risks associated with our lack of operations in the growing online retail marketplace;
•	risks associated with litigation, the expense of defense, and potential for adverse outcomes;
•	our inability to successfully develop or implement our marketing, advertising and promotional efforts;
•	the seasonal nature of our business;
•	risks associated with natural disasters, whether or not caused by climate change;
•	changes in government regulations, procedures and requirements; and
•	our ability to service indebtedness and to comply with our financial covenants.

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

Index
Ollie’s Bargain Outlet Holdings, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year.  References to “2020,” “2019,” and “2018” represent the 2020 fiscal year ended January 30, 2021, the 2019 fiscal year ended February 1, 2020 and the 2018 fiscal year ended February 2, 2019, respectively.  2020, 2019 and 2018 each consisted of a 52-week period.  References to “2021” refer to the 52-week fiscal year ending January 29, 2022.

In this report, the terms “Ollie’s,” the “Company,” “we,” “us” or “our” mean Ollie’s Bargain Outlet Holdings, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.

PART I

Item 1.          Business.

Our company

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices.  Known for our assortment of “Good Stuff Cheap,” we offer customers a broad selection of brand name products, including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys and electronics. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong and consistent store performance.

Ollie’s was founded based on the idea that “everyone in America loves a bargain.” Since opening our first store in Mechanicsburg, PA, we have expanded throughout the eastern half of the United States. We have grown to 388 stores in 25 states as of January 30, 2021. Our no-frills, “semi-lovely” warehouse style stores average approximately 33,000 square feet and generate consistently strong financial returns across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We believe there is opportunity for more than 1,050 Ollie’s locations across the United States based on internal estimates and third party research conducted by Hoffman Strategy Group, a retail real estate feasibility consultant that provides market analysis and strategic planning and consulting services.

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

Our business model has produced consistently strong growth and financial performance. From 2016 through 2020 (except as noted):

•	Our store base expanded from 234 stores to 388 stores, a compound annual growth rate, or CAGR, of 13.4% and we entered six new states;
•	Comparable store sales grew at an average rate of 5.4% per year;
•	Net sales increased from $890.3 million to $1.8 billion, a CAGR of 19.3%; and
•	Net income increased from $59.8 million to $242.7 million.

Index

Our competitive strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth:

“Good Stuff Cheap”—Ever changing product assortment at drastically reduced prices.    Our stores offer something for everyone across a diverse range of merchandise categories at prices up to 70% below department and fancy stores and up to 20-50% below mass market retailers. Our product assortment frequently changes based on the wide variety of deals available from the hundreds of brand name suppliers we have relationships with. We augment these opportunistic deals on brand name merchandise with directly-sourced unbranded products or those under our own private label brands and exclusively licensed recognizable brands and celebrity names. Brand name and closeout merchandise represented approximately 65% and non-closeout goods and private label products collectively represented approximately 35% of our 2020 merchandise purchases, reflecting the increase in personal protective equipment (“PPE”) purchases, which were primarily non-closeout, due to the COVID-19 pandemic. Excluding the impact of PPE purchases, brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our 2020 merchandise purchases. Our treasure hunt shopping environment and slogan “when it’s gone, it’s gone” help to instill a “shop now” sense of urgency that encourages frequent customer visits.

Highly experienced and disciplined merchant team.    Our 20-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by three senior merchants and has over 100 combined years of experience at Ollie’s. We have been doing business with our top 15 suppliers for an average of 16 years, and no supplier accounted for more than 5% of our purchases during 2020. Our well-established relationships with our suppliers, together with our scale, buying power, financial credibility and responsiveness, often makes Ollie’s the first call for available deals. Our direct relationships with our suppliers have increased as we have grown and we continuously strive to broaden our supplier network. These factors provide us with increased access to goods, which enable us to be more selective in our deal-making and, we believe, help us provide compelling value and assortment of goods to our customers and fuel our continued profitable growth.

Index
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

Extremely loyal “Ollie’s Army” customer base.    Our best customers are members of our Ollie’s Army customer loyalty program, which stands at 11.6 million members as of January 30, 2021.  For 2020, over 75% of our sales were from Ollie’s Army members, and we grew our base of loyal members by 13.6% in 2020. Ollie’s Army members spend approximately 37% more per shopping trip at Ollie’s than non-members.  We identify our target customer as “anyone between the ages of 25-70 with a wallet or a purse” seeking a great bargain.

Strong and consistent store model built for growth.    We employ a proven new store model that generates strong cash flow, consistent financial results and attractive returns on investment. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. New stores opened from 2015 to 2019 have generated an average of $4.6 million in net sales in their first 12 months of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, strategically-located distribution centers and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

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

Increase our offerings of great bargains.    We will continue to enhance our supplier relationships and develop additional sources to acquire brand name and closeout products for our customers. Our strong sourcing relationships with leading major manufacturers and our purchasing scale provide us with significant opportunities to expand our ever-changing assortment of brand name and closeout merchandise at extreme values. We plan to further invest in our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

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

Segments

We operate in one reporting segment.  See Note 11, “Segment Reporting,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our merchandise

Strategy

We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. Our ever-changing assortment of “Good Stuff Cheap” includes brand name and closeout merchandise from leading manufacturers. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer. Brand name and closeout merchandise represented approximately 65% and non-closeout goods and private label products collectively represented approximately 35% of our 2020 merchandise purchases, reflecting the increase in PPE purchases, which were primarily non-closeout, due to the COVID-19 pandemic. Excluding the impact of PPE purchases, brand name and closeout merchandise represented approximately 70% and non-closeout goods and private label products collectively represented approximately 30% of our 2020 merchandise purchases. We believe our compelling value proposition and the unique nature of our merchandise offerings have fostered our customer appeal across a variety of demographics and socioeconomic profiles.

Our warehouse format stores feature a broad number of categories including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys and electronics as well as other products including hardware, candy, clothing, sporting goods, pet and lawn and garden products. We focus on buying cheap to sell cheap and source products as unique buying opportunities present themselves. Our merchandise mix is designed to combine unique and brand name bargains at extremely attractive price points. This approach results in frequently changing product assortments and localized offerings which encourage shopper frequency and a “shop now” sense of urgency as customers hunt to discover the next deal.

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

•	Bed and bath: household goods including bedding, towels, curtains and associated hardware;
•	Food: packaged food including coffee, bottled non-carbonated beverages, salty snacks, condiments, sauces, spices, dry pasta, canned goods, cereal and cookies;

Index
•	Floor coverings: laminate flooring, commercial and residential carpeting, area rugs and floor mats;
•	Health and beauty aids: personal care, hair care, oral care, health and wellness, including PPE related to the COVID-19 pandemic, over-the-counter medicine, first aid, sun care, and personal grooming;
•	Books and stationery: novels, children’s, how-to, business, cooking, inspirational and coffee table books, greeting cards and various office supplies and party goods;
•	Toys: dolls, action figures, puzzles, educational toys, board games and other related items;
•	Electronics: air conditioners, home electronics, cellular accessories and as seen on television; and
•	Other: hardware, candy, clothing, sporting goods, pet products, luggage, automotive, seasonal, furniture, summer furniture and lawn & garden.

The following chart shows the breakdown of our 2020 net sales by merchandise category:

Product categories

We maintain consistent average margins across our primary product categories described below.

Brand name and closeout merchandise

Brand name and closeout merchandise represented approximately 65% of our 2020 merchandise purchases, reflecting the increase in PPE purchases, which were primarily non-closeout, due to the COVID-19 pandemic. Excluding the impact of PPE purchases, brand name and closeout merchandise represented approximately 70% of our 2020 merchandise purchases. Our focus is to provide huge savings to our customers primarily through brand name products across a broad range of merchandise. Our experienced merchant team purchases deeply discounted, branded or closeout merchandise primarily from manufacturers, retailers, distributors and brokers. This merchandise includes overstocks, discontinued merchandise, package changes, cancelled orders, excess inventory and buybacks from retailers and major manufacturers.

Index
Non-closeout goods/private label

Non-closeout and private label products collectively represented approximately 35% of our 2020 merchandise purchases, reflecting the increase in PPE purchases, which were primarily non-closeout, due to the COVID-19 pandemic. Excluding the impact of PPE purchases, non-closeout goods and private label products collectively represented approximately 30% of our 2020 merchandise purchases. We augment the breadth of our brand name merchandise with non-closeout and private label merchandise. In categories where the consumer is not as brand conscious, such as food, home textiles, and furniture, or when we may not be offering a current brand name merchandise deal, we will buy deeply discounted unbranded merchandise. These extreme value offerings are mixed in the stores with our brand name merchandise. We also have a variety of domestic and direct-import private label merchandise and exclusive products sold under numerous brands. These high quality products are developed in key categories such as housewares and are designed to create brand-like excitement and complement our brand name merchandise. We also have licenses for private label products that use recognizable celebrity names or brand names. We routinely evaluate the quality and condition of these private label goods to ensure that we are delivering our customer a high quality product at a great price.

Merchandise procurement and distribution

Our disciplined buying strategy and strict adherence to purchasing margins support our merchandising strategy of buying cheap to sell cheap.

Merchandising team

Our 20-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. This team is led by three senior merchants and has over 100 combined years of experience at Ollie’s. Our merchants specialize by department in order to build category expertise, in-depth knowledge and sourcing relationships. We believe our buying approach, coupled with long-standing and newly formed relationships, enable us to find the best deals from major manufacturers and pass drastically reduced prices along to our customers. We plan to further invest in and grow our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

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

We source from over 1,100 suppliers, and no supplier accounted for more than 5% of our purchases during 2020. Our dedication to building strong relationships with suppliers is evidenced by a 16-year average relationship with our top 15 suppliers. As we continue to grow, we believe our increased scale will provide us with even greater access to brand name products since many major manufacturers seek a single buyer to acquire the entire deal.

Index
Distribution and logistics

We have made significant investments in our distribution network and personnel to support our store growth plan. Currently, we distribute over 95% of our merchandise from our distribution centers in York, PA (603,000 square feet), Commerce, GA (962,000 square feet), and Lancaster, TX (615,000 square feet). In order to minimize the amount of time our retail stores devote to inventory management, our merchandise is seeded with price tickets and labeled with a bar code for shipping.

Our stores generally receive shipments from our distribution centers two to three times a week, depending on the season and specific store size and sales volume. We utilize independent third party freight carriers and, on average, load and ship between 85 and 95 trucks per day.

We believe our distribution capabilities can support a range of 500 to 600 stores over the next several years.

Our stores

As of January 30, 2021, we operated 388 stores, averaging approximately 33,000 square feet, across 25 contiguous states in the eastern half of the United States. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We have successfully opened stores in six new states since 2016, highlighting the portability of our new store model. The following map shows the number of stores in each of the states in which we operated as of January 30, 2021:

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

Index
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

We maintain a pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	2020	2019	2018
Stores open at beginning of year	345	303	268
Stores opened	46	42	37
Stores closed	(4)	-	(2)
Stores re-opened	1	-	-
Stores open at end of year	388	345	303

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

Our strong unit growth is supported by our predictable and compelling new store model. We target a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. With our relatively low investment costs and strong new store opening performance, we target first-year annual new store sales of approximately $4.0 million.  New stores opened from 2015 to 2019 have generated an average of $4.6 million in net sales in their first full year of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, corporate infrastructure, including our distribution centers, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Index
Store-level management and training

Our Vice President of Store Operations oversees all store activities. Our stores are grouped into four regions, divided generally along geographic lines. We employ four regional directors, who have responsibility for the day-to-day operations of the stores in their region. Reporting to the regional directors are 39 district team leaders who each manage a group of stores in their markets. At the store level, the leadership team consists of a store team leader (manager), co-team leader (first level assistant manager) and assistant team leader (second level assistant manager). Supervisors oversee specific areas within each store.

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

We work tirelessly to hire talented people, to improve our ability to assess talent during the interview process and to regularly train those individuals at Ollie’s who are responsible for interviewing candidates. We also devote substantial resources to training our new managers through our Team Leader Training Program. This program operates at 32 designated training stores located across our footprint. It provides an in-depth review of our operations, including merchandising, policies and procedures, asset protection and safety, and human resources. Part-time associates receive structured training as part of their onboarding throughout their first five scheduled shifts.

For additional information on store-level management training and initiatives by the Company, see the discussion of Human Capital below.

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

We tailor our marketing mix and strategy for each market, deal or promotion. We primarily use the following forms of marketing and advertising:

•
Print and direct mail: During 2020, we distributed over 630 million highly recognizable flyers. Our flyers are distributed 21 times per year and serve as the foundation of our marketing strategy.  They highlight current deals to create shopping urgency and drive traffic and increase frequency of store visits;

•
Television and radio: We selectively utilize creative television and radio advertising campaigns in targeted markets at certain times of the year, particularly during the holiday sales season, to create brand awareness and support new store openings;

•
Charity and community events: We are dedicated to maintaining a visible presence in the communities in which our stores are located through the sponsorship of charitable organizations such as Feeding America, Toys for Tots, Children’s Miracle Network, Cal Ripken, Sr. Foundation and the Kevin Harvick Foundation. We believe supporting these organizations promotes our brand, underscores our values and builds a sense of community; and

•
Digital marketing and social media: We maintain an active web presence and promote our brand through our website, our mobile app and social media outlets. We also utilize targeted weekly email marketing to highlight our latest brand name offerings and drive traffic to our stores. In addition, we invest in social media marketing where we target both our current and prospective customers with our flyer in digital ads.

Index
Ollie’s Army

Our customer loyalty program, Ollie’s Army, stands at 11.6 million members as of January 30, 2021, an increase of 13.6% from 2019. In 2020, Ollie’s Army members accounted for over 75% of net sales and spent approximately 37% more per shopping trip, on average, than non-members.  Consistent with our marketing strategy, we engage new and existing Ollie’s Army members through the use of witty phrases and signage; examples include “Enlist in Ollie’s Army today,” “become one of the few, the cheap, the proud” and “Ollie’s Army Boot Camp…all enlistees will receive 15% off their next purchase.”  In addition, for every $250 Ollie’s Army members spend, they receive a coupon for 10% off their next entire purchase.  In 2018 we introduced Ollie’s Army ranks to the program.  For the first $250 and $500 members spend in a calendar year, they receive a coupon for 20% and 30% off of one item, respectively.  Historically, Ollie’s Army members have demonstrated high redemption rates for promotional activities exclusive to Ollie’s Army members, such as our Valentine’s, Boot Camp and 15% off holiday mailers. In addition, Ollie’s Army members have historically enthusiastically responded to Ollie’s Army Night, an annual one-day after-hours sale in December exclusively for members.  In 2020, we expanded the exclusive December promotion to Ollie’s Army Week, as we were mindful that the crowd size at the traditional one-day event could exceed the constraints of COVID-related social distancing requirements.  We expect to continue leveraging the data gathered from our proprietary database of Ollie’s Army members to better segment and target our marketing initiatives and increase shopping frequency.

Competition

We compete with a diverse group of retailers, including discount, closeout, mass merchant, department, grocery, drug, convenience, hardware, variety, online and other specialty stores.

The principal basis on which we compete against other retailers is by offering an ever-changing selection of brand name products at compelling price points in an exciting shopping environment. Accordingly, we compete against a fragmented group of retailers, wholesalers and jobbers to acquire merchandise for sale in our stores.

Our established relationships with our suppliers, coupled with our scale, associated buying power, financial credibility and responsiveness, often makes Ollie’s the first call for available deals. Our direct relationships with suppliers have increased as we have grown, and we continuously strive to broaden our supplier network.

Trademarks and other intellectual property

We own multiple state and federally registered trademarks related to our brand, including “Ollie’s,” “Ollie’s Bargain Outlet,” “Good Stuff Cheap,” “Ollie’s Army,” “Real Brands Real Cheap!” and “Real Brands! Real Bargains!,” among others. In addition, we maintain a federal trademark for the image of Ollie, the face of our company. We also own registered trademarks for many of our private labels such as “Sarasota Breeze,” “Steelton Tools,” “American Way” and “Middleton Home,” among others.  We routinely prosecute trademarks where appropriate, both for private label goods and to further identify our services. We enter into trademark license agreements where necessary, which may include our private label offerings, such as the Magnavox products available in our stores. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.ollies.us, www.ollies.com, www.olliesbargainoutlet.com, www.olliesarmy.com, www.ollies.cheap, www.sarasotabreeze.com and www.olliesmail.com, and unregistered copyrights in our website content. We attempt to obtain registration of our trademarks as practical and pursue infringement of those marks when appropriate.

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

We source a portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies, and our vendor code of conduct mandate compliance with applicable law, including these laws and regulations.

Insurance

We maintain third-party insurance for a number of risk management activities, including workers’ compensation, general liability, commercial property, ocean marine, cyber, director and officer and employee benefit related insurance policies. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Human Capital

Attracting, developing, and retaining quality talent is key to our growth, and our success depends on cultivating an engaged and motivated workforce.  We work hard to create an environment where Ollie’s team members can build fulfilling careers and we take pride in providing opportunities for growth and development.

We seek to build a diverse and inclusive workplace where we can leverage our collective talents, striving to ensure that all associates are treated with dignity and respect.   We are committed to providing equal employment opportunities and advancement consideration to all individuals and maintain an environment that is free of intimidation or harassment.

Oversight and Management

Our Human Resources department manages all associate matters, including recruiting, hiring, compensation and benefits, performance management and associate training. In addition, our management team works closely with Human Resources to evaluate associate management issues such as retention and workplace safety. As we strive to retain and engage talent at all levels of our business, our Human Resources department also reviews our retention and turnover rates, administers our talent and training programs and reviews process to support the development of our talent pipeline.

Index

Associates

As of January 30, 2021, we employed more than 9,800 associates, approximately 4,400 of whom were full-time and approximately 5,400 of whom were part-time. Of our total associate base, approximately 160 were based at our store support center, approximately 750 were employed at our distribution centers, and the remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. In 2020, we employed approximately 2,800 additional seasonal associates during our peak holiday sales season. As of January 30, 2021, approximately 60% of our workforce is self-identified female and approximately 40% is self-identified male. Over 30% of our workforce has self-identified as having a racial or ethnic minority background.  None of our associates belong to a union or are party to any collective bargaining or similar agreement

Associate Training and Development Programs

We offer a compelling work environment with meaningful growth and career-development opportunities. This starts with the opportunity to do challenging work and learn on the job and is supplemented by programs and continuous learning that help our team build skills to advance.  We encourage a promote-from-within environment when internal resources permit.  We also provide internal leadership development programs designed to prepare our high-potential team members for greater responsibility. Our current team of district managers and store managers have an average tenure of approximately six and four years, respectively.  We believe internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our long-term strategic growth initiatives.

Our Ollie’s Leadership Institute (“OLI”) is a program that is used to equip field associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare them for their next level position. Reflecting our belief in our “home grown” talent, OLI is our preferred source for new supervisors and team leaders.  In 2020, over 60% of our current district team leaders were internally promoted to their position.  Company-wide, over 70% of our field positions were filled by internal promotions. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.

Compensation and Benefits

We are committed to providing market-competitive compensation for all positions. Eligible team members participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon store and/or Company performance. In addition, we provide our eligible team members the opportunity to participate in a 401(k) retirement savings plan with a Company- sponsored match. We also share in the cost of health insurance provided to eligible team members, and team members receive a discount on merchandise purchased from the Company. We additionally provide our team members with paid time off.

Workplace Health and Safety

We strive to maintain a safe and secure working environment and have established safety training programs. This includes administering an occupational injury- and illness-prevention program, together with an employee assistance program for team members.

COVID-19 Response

Our top priorities in responding to the pandemic have been and continue to be the safety and well-being of our associates and customers.  We are committed to maintaining a safe work and shopping environment.  In response to COVID-19, we have taken several actions, including the following:

•
implemented procedures for social distancing, cleaning, sanitation, and use of personal protective equipment in our stores, distribution centers, and store support center to adhere to the appropriate CDC and local guidelines;

•	have taken actions to support our team members including COVID-19 paid medical leave and 100% coverage of COVID-19 testing and treatment under our medical plan;

•	implemented temporary premium pay for our in-store associates, store leadership, and distribution center employees; and

•	supported our communities by raising money to provide much needed funding to local food banks through a partnership with Feeding America.

Index
Seasonality

Our business is seasonal in nature and demand is generally the highest in our fourth fiscal quarter due to the holiday sales season.  To prepare for the holiday sales season, we must order and keep in stock more merchandise than we carry during other times of the year and generally engage in additional marketing efforts.  We expect inventory levels, along with accounts payable and accrued expenses, to reach their highest levels in our third and fourth fiscal quarters in anticipation of increased net sales during the holiday sales season.  As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year.  Because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by economic cycles which correspond with declines in general consumer spending habits, and we believe we still benefit from periods of increased consumer spending.

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

RISK FACTOR SUMMARY

We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Business and Operations

•	The impact of COVID-19 on our business, operating results, cash flows, year-over-year performance and/or financial condition is significant and uncertain, and the impact could be material and adverse;

•
The impact of COVID-19 and the related testing and vaccination may result in us not being able to accurately forecast health care and other benefit costs, and we are uncertain whether future health care and other benefits costs could exceed our projections;

•	We may not be able to execute our opportunistic buying strategy;

•	Consumer confidence and spending may be reduced in light of factors beyond our control and our financial results may suffer;

•	Competition may increase in our segment of the retail market, which could put negative pressure on our results of operations and financial condition;

•	Identification of potential store locations and lease negotiations may not keep pace with our growth strategy;

Index
•
We are a “brick and mortar only” retailer.  Our lack of an online shopping option may mean that we face challenges to grow and retain customers. Our customers, including our loyalty program members, may determine to shop at other stores or through web-enabled services and therefore not be as likely to shop at our stores;

•
We may not be able to develop and operate our multiple distribution centers in an efficient or effective manner and that could mean that we do not have sufficient inventory in our store locations. The loss or disruption of one or more of our distribution centers or disruption of our supply chain or third-party shipping carriers could also make it difficult for us to timely receive or distribute goods to our stores;

•	External economic pressures over which we have no or limited control, including inflation, occupancy costs, and transportation costs may reduce our profitability;

•	Inventory management and/or shrinkage or the loss or theft of inventory can result in material negative impacts on our results of operations;

•
We need to be able to hire and retain the right people to run our stores and our distribution centers. We also need to hire and retain managerial personnel, a merchant team and executive officers. If we are not effective in these areas, our results may suffer; and

•	Comparable store sales and results of operations have fluctuated in the past and may do so again in the future.

Risks Related to Legal and Regulatory Issues

•	We are subject to governmental regulations, procedures and requirements that can lead to substantial penalties if we fail to achieve compliance;

•	We are subject to risks associated with laws and regulations generally applicable to retailers;

•	From time to time we are involved in legal proceedings from customers, suppliers, employees, governments or competitors; and

•	From time to time we are involved in legal proceedings from stockholders.

Risks Related to Technology and Cybersecurity

•	We may fail to maintain the security of information we hold relating to personal information or payment card data of our customers, employees and suppliers;

•	We may not adequately prepare for or respond to existing and future privacy legislation; and

•	We may not be able to timely or adequately maintain or upgrade our technology systems needed for operations.

Risks Related to Accounting and Financial Matters

•	If our estimates or judgements relating to significant accounting policies prove to be incorrect, we could suffer negative financial results; and

•	Changes to the accounting rules or regulations could have material adverse effects on our results of operations.

Risks Related to Ownership of Our Common Stock and Corporate Governance

•	There is risk associated with our fluctuating quarterly operating results and we may fall short of prior periods, our projections or the expectations of securities analysts or investors;

•	We may not declare dividends on our common stock in the foreseeable future; and

•	There are provisions in our organizational documents that could delay or prevent a change of control.

Risks Related to Our Indebtedness and Capitalization

•	Our credit facility can limit our ability to find other sources of financing;

•	There are covenants contained in our credit facility that we must meet in order to be able to use it; and

•	If we are unable to generate sufficient cash flow to meet debt service it could negatively impact our liquidity.

For a more complete discussion of the material risks facing our business, see below.

Index
BUSINESS AND OPERATIONS

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which could have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine.  Over the course of 2020, we continued to operate our stores as we qualified under definitions of an “essential” business.  In response to the challenges of COVID-19, at times we have had to implement reduced store hours, limited the number of customers in our stores at any one time and have generally implemented social-distancing guidelines throughout our store operating space.

If the classification of what is an “essential” business changes in jurisdictions where our stores are located, or the restrictions on retail operations in our markets are reinstituted, or other government regulations are adopted pertaining to how we may operate our stores, we may be required to temporarily close or restrict operations at one or more, if not all, of our stores, which would significantly impact our sales and results of operations. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future, and subject us to costly litigation, enforcement actions and penalties.

COVID-19 has also impacted our supply chain for products we sell, particularly those products that are sourced internationally. To the extent one or more of our vendors is negatively impacted by COVID-19, including due to the closure of its distribution centers or manufacturing facilities, we may be unable to maintain delivery schedules or adequate inventory in our stores.

We were generally able to remain open in 2020, including at times when some businesses were required to close or operate under severe restrictions. This, coupled with measures taken by governmental authorities to stimulate consumer behavior, resulted in significant impacts on our operations, including, without limitation, on cash flows, inventory supply, operating results, and demand for products by our customers. The factors listed above, together with the unprecedented environment created during the pandemic drove performance results during our most recently completed fiscal year that may not be a meaningful indicator of future results.

The impacts of the uncertainties surrounding the outbreak of COVID-19 also make it more challenging for us to estimate future performance of the business, predict customer acceptance of new products and offerings, and to develop growth strategies for the future.  We are continuing to monitor the spread of COVID-19 and the related risks to our business and operations.  The magnitude and duration of the pandemic and its impact on our business, results of operations, cash flows, financial position, employees, and customers are uncertain as this situation continues to evolve globally.

The extent to which the COVID-19 outbreak impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers, employees and vendors, the regulatory response and impact of stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we could experience materially adverse impacts to our business as a result of any economic disruption that has occurred or may occur in the future due to a continued erosion in consumer sentiment or the effect of unemployment on our consumer base. Additionally, the consumer preferences for certain product categories that have driven positive sales during the COVID-19 outbreak may not continue after the outbreak has subsided, and any change in consumer preferences could negatively impact our results of operations. Furthermore, the financial condition of our customers and vendors may be adversely impacted by the pandemic, which may result in a decrease in discretionary consumer spending and our store traffic and sales, and an increase in bankruptcies or insolvencies with respect to our vendors. These events may, in turn, have a material adverse impact on our business, results of operations, liquidity and financial condition. In the event of a prolonged material economic downturn, including circumstances that require us to close a large portion of our stores or cause us to experience a further reduction in store traffic, we may not be able to comply with the financial covenants in our credit facility, which could negatively impact our ability to borrow under that facility or with other lenders, negatively impact our liquidity position.

Index
In addition to the many and varied costs that are associated with COVID-19, our ability to predict healthcare and other benefit costs may be limited.

COVID-19 and the related testing and vaccination costs are inherently uncertain and therefore very difficult to predict. These costs, and the costs associated with other healthcare impacts of COVID-19, may significantly impair our ability to timely and accurately forecast health care and other benefit costs for this or further periods. As a result, we may have difficulty establishing accurate budgetary reserves or estimates for these and other costs, which could in turn, negatively impact our results of operations and expenses.

We may not be able to execute our opportunistic buying strategy, adequately manage our supply of inventory or anticipate customer demand, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on our ability to strategically source a sufficient volume and variety of brand name merchandise at opportunistic pricing. We do not have significant control over the supply, design, function, cost or availability of many of the products that we offer for sale in our stores. Additionally, because a substantial amount of our store products are sourced by us from suppliers on a closeout basis or with significantly reduced prices for specific reasons, we are not always able to purchase specific merchandise on a recurring basis. We do not have long-term contracts with our suppliers and, therefore, we have no contractual assurances of pricing or access to products and any supplier could discontinue sales to us at any time or offer us less favorable terms on future transactions. We generally make individual purchase decisions for products that become available, and these purchases may be for large quantities that we may not be able to sell on a timely or cost-effective basis. To the extent that certain of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of discount or closeout merchandise available to us could also be materially reduced, potentially compromising profit margin goals for procured merchandise. Due to economic uncertainties, governmental orders, or other challenges relating to the ongoing COVID-19 pandemic, one or more of our suppliers could become unable to continue supplying discounted or closeout merchandise on terms or in quantities acceptable or desirable to us. We also compete with other retailers, wholesalers and jobbers for discounted or closeout merchandise to sell in our stores. Those businesses may be better able to anticipate customer demand or procure desirable goods. Shortages or disruptions in the availability of brand name or unbranded products of a quality acceptable to our customers and us could have a material adverse effect on our business, financial condition and results of operations and also may result in customer dissatisfaction. In addition, we may significantly overstock products that prove to be undesirable and be forced to take significant markdowns. We cannot ensure that our merchant team will continue to identify the appropriate customer demand and take advantage of appropriate buying opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our business depends, to a significant extent, on the level of consumer confidence and spending. A number of factors beyond our control affect the level of customer confidence and spending on merchandise that we offer, including, among other things:

•          energy and gasoline prices;

•          disposable income of our customers, which may be impacted by unemployment levels, personal debt levels and minimum wages;

•          discounts, promotions and merchandise offered by our competitors;

•          negative reports and publicity about the discount retail industry;

•          outbreak of viruses or widespread illness, including COVID-19, and behavioral changes from a fear of contracting such viruses or illness;

•          general economic and industry conditions;

•          food prices;

•          interest rates and inflation;

•          the state of the housing market;

•          customer confidence in future economic conditions;

•          fluctuations in the financial markets;

•          tax rates and policies; and

•          natural disasters, war, terrorism and other hostilities.

Reduced customer confidence and spending cutbacks may result in reduced demand for our merchandise, including discretionary items, and may force us to take inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Adverse economic conditions and any related decrease in customer demand for our merchandise could have a material adverse effect on our business, financial condition and results of operations. For example, recent fears of contagion or disease related to the widespread outbreak of COVID-19 may cause customers to avoid shopping at brick and mortar retailers or reduce the number of trips they will make to our stores. Similarly, negative economic conditions related to this outbreak may limit the amount of disposable income available to our customers, which may limit our consumer demand.

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

Our long-term business strategy does not presently include the development of online retailing capabilities. To the extent that we implement online operations, we would incur substantial expenses related to such activities and would be exposed to additional cybersecurity risks. Furthermore, any development of an online retail marketplace is a complex undertaking, and there is no guarantee that any resources we apply to this effort will result in increased revenues or operating performance. However, with the growing acceptance of online shopping, which may have accelerated as a result of the COVID-19 pandemic, both among consumers who previously shopped online and consumers who did not previously do so, or did not do so as frequently, we may continue to face challenges related to customers shopping in brick and mortar stores.  In addition, the increased proliferation of mobile devices, enhanced and robust connections to mobile networks, competition from other retailers in the online retail marketplace is expected to continue to increase and may negatively impact our results of operations. Certain of our competitors and a number of pure online retailers have established robust online operations. Increased competition from online retailers and our lack of an online retail presence may reduce our customers’ desire to purchase goods from us and could have a material adverse effect on our business, financial condition and results of operations. If consumers determine to shop more online due to cultural or health concerns, they may be less likely to return to brick and mortar retailers in the future.

Index
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

We compete with a highly fragmented group of competitors, including discount, closeout, mass merchant, department, grocery, drug, convenience, hardware, variety, online and other specialty stores. We compete with these retailers with respect to product price, store location, supply and quality of merchandise, assortment and presentation and customer service. This competitive environment subjects us to the risk of an adverse impact to our financial performance because of the lower prices, and thus the lower margins, that are required to maintain our competitive position. A number of different competitive factors outside of our control could impact our ability to compete effectively, including:

•	entry of new competitors in our markets;

•	increased operational efficiencies of competitors;

•	online retail capabilities of our competitors;

•	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor customer confidence, low discretionary income or economic uncertainty;

•	continued and prolonged promotional activity by our competitors;

•	liquidation sales by our competitors that have filed or may file in the future for bankruptcy;

•	geographic expansion by competitors into markets in which we currently operate; and

•	adoption by existing competitors of innovative store formats or retail sales methods, including online.

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

Index
If we fail to open new profitable stores on a timely basis, successfully enter new markets or implement other elements of our long-term growth strategy, our financial performance could be materially adversely affected.

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions. We opened 46 and 42 new stores in 2020 and 2019, respectively, as we continue to backfill in existing markets and expand into contiguous geographies. Our ability to timely open new stores depends in part on several factors, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate and enter into leases with acceptable terms; our ability to obtain and retain permits and licenses; our ability to hire and train new personnel, especially store managers, in a cost effective manner; our ability to adapt and grow our distribution and other operational and management systems to a changing network of stores; the availability of capital funding for expansion; our ability to respond to demographic shifts in areas where our stores are located and general economic conditions.

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

With few exceptions, inventory is shipped directly from suppliers to our distribution centers in York, PA, Commerce, GA, and Lancaster, TX, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. Increases in transportation costs (including increases in fuel costs), supplier-side delays, reductions in the capacity of carriers, changes in shipping companies, the impact of COVID-19 on our workforce, labor strikes or shortages in the transportation industry and unexpected delivery interruptions also have the potential to derail our orderly distribution process. We also may not anticipate changing demands on our distribution system or timely develop and open any necessary additional facilities. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption insurance, in the event our distribution centers are shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. In addition, our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains. Any repeated, intermittent, or long-term disruption in the operations of our distribution centers would hinder our ability to provide merchandise to our stores and could have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties to move goods through ports and transport them from ports to our centralized distribution centers.

Our ability to timely and effectively deliver goods to our stores relies in part on shipping and transportation partners to timely and safely move our goods from manufacturing facilities to ports and then onto oceangoing carriers.  The demand for space onboard oceangoing vessels can vary and costs to secure space can vary greatly.  We may be subject to higher transportation costs or be unable to secure space for containers on economically reasonable terms.  In addition, there may be labor or other disputes at either ports of departure or at ports of entry that may delay or otherwise hinder the flow of goods.  Additional factors, such as customs or border control policies, may further delay or hinder transportation of goods or the costs to obtain them.  There are multiple factors in the transportation of goods from the manufacturer that are both outside of our control and which may negatively impact the cost of the goods or the timeframes in which we receive them.

Our new store growth is dependent on our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could affect our performance adversely.

We maintain distribution centers in York, PA, Commerce, GA and Lancaster, TX to support our existing stores and our growth objectives. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. Processing delays or difficulties in operations at our existing distribution centers or any future new distribution centers could adversely affect our current operations by causing existing stores to have insufficient inventory, and affect future operations by slowing store growth, which could, in turn, reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, COVID-19 or other strains or types of contagion, weather interference, fires or other casualty losses and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

Factors such as inflation, cost increases and energy prices could have a material adverse effect on our business, financial condition and results of operations.

Future increases in costs, such as the cost of merchandise, shipping rates, freight costs (including import costs) and store occupancy costs, may reduce our profitability, given our pricing model. These cost increases may be the result of inflationary pressures, geopolitical factors or public policies, which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, wage rates and lease and utility costs, may increase our cost of goods sold or selling, general and administrative expenses. Our low price model and competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and, therefore, reduce our profitability and have a material adverse effect on our business, financial condition and results of operations.

Index
If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

Our inventory balance represented 37.2% of our total assets exclusive of operating lease right-of-use assets, goodwill and trade name as of January 30, 2021.  Efficient inventory management is a key component of our profitability and ability to generate revenue. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods adversely impact our results of operations. If our buying decisions do not accurately correspond to customer preferences, if we inappropriately price products or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of any excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We continue to focus on ways to reduce these risks, but we cannot ensure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

Inventory shrinkage could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the risk of inventory loss and theft. We cannot ensure that actual rates of inventory loss and theft in the future will be within our estimates or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs and other costs to combat inventory theft, it could have a material adverse effect on our business, financial condition and results of operations.

Epidemic or pandemic outbreaks such as COVID-19, natural disasters, whether or not caused by climate change, unusual weather conditions, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Epidemic or pandemic outbreaks, such as COVID-19 could impact our management and sales associates, our inventory supply, delivery schedules, our ability to keep our stores open due to mandatory governmental restrictions or may cause our customers to avoid shopping at brick and mortar retailers or reduce the number of trips they will make to our stores. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our centralized distribution centers or our corporate headquarters, we may be unable to maintain delivery schedules or provide other support functions to our stores. This could have a sustained material adverse effect on our business, financial condition and results of operations.

In addition, severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability. If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during these periods. Natural disasters, which may include tornadoes, hurricanes, floods and earthquakes may impact our store locations or other operations.  In addition, climate change may have an impact on the frequency and/or severity of such natural disasters.  We have a growing number of store locations in areas that may be impacted by weather events and natural disasters such as the types listed above.  To the extent that such weather events or natural disasters may damage our stores or other operations, we may be unable to operate stores or other facilitates and our consolidated financial results may be materially adversely affected.

Fluctuations in comparable store sales and results of operations, including fluctuations on a quarterly basis, could cause our business performance to decline substantially.

Our results of operations have fluctuated in the past, including on a quarterly basis, and can be expected to continue to fluctuate in the future.

Index
Our comparable store sales and results of operations are affected by a variety of factors, including:

•	national and regional economic trends in the United States;

•	challenges and the impact of COVID and related regulations;

•	changes in gasoline prices;

•	changes in our merchandise mix;

•	the weather;

•	changes in pricing;

•	changes in the timing of promotional and advertising efforts; and

•	holidays or seasonal periods.

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

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements and sports marketing, we primarily advertise our in-store offerings through printed flyers. In 2020, approximately 62% of our advertising spend was for the printing and distribution of flyers. If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition and results of operations.

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

Index
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

LEGAL AND REGULATORY

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

We purchase merchandise directly from suppliers outside of the United States. In 2020, substantially all of our private label inventory purchases were direct imports. Our direct imports represented approximately 20% at cost of our total merchandise purchases in 2020. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including possible changes to U.S. trade policy, including potential changes in response to the widespread outbreak of COVID-19 (coronavirus), increased shipping costs, the timing of shipments, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, unexpected contagion, existing viruses or illnesses, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition and results of operations.

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

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the dispersion of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, wage and hour and certain other employment-related claims, public accommodation claims, class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. We continue to maintain property insurance for catastrophic events at our store support center, distribution centers and stores. In addition, because of ongoing changes in healthcare law, among other things, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical claims. While we have coverage for some cyber-related incidents, the nature and scope of any potential attack or breach may result in substantial costs that would exceed the scope of coverage or limits of coverage.  If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition and results of operations

We face litigation risks from customers, associates, stockholders and other third parties in the ordinary course of business.

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

TECHNOLOGY AND CYBERSECURITY

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

As of the end of 2020, we are compliant with the Payment Card Industry Data Security Standard (“PCI”) issued by the Payment Card Industry Security Standards Council. However, there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. We expect to incur additional expenses, and the time and effort of our information technology staff, to maintain PCI compliance.  Even though we are compliant with such standards, we still may not be able to prevent or timely detect security breaches.

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

We have access to, collect or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. The protection of our customer, associate, supplier and company data is critical to us. In recent years, there has been increasing regulation, enforcement and litigation activity in the area of privacy, data protection and information security in the United States and in various other countries, with the frequent imposition of new and changing requirements across the many states in which we conduct our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) expands the scope of EU data protection law to all foreign companies processing personal data of EU residents and imposes a strict data protection compliance regime with significant monetary penalties. The state of California passed the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020. The CCPA and other state privacy acts have imposed and likely will impose additional data protection obligations on companies considered to be doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches. Complying with the GDPR, the CCPA and similar emerging and changing privacy, data protection and information security requirements may cause us to incur substantial costs or compliance risks due to, among other things, system changes and the development of new processes and business initiatives. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring and customer attrition.

In addition, our customers have a high expectation that we will adequately protect their personal information from cyber-attack or other security breaches. We have procedures in place to evaluate the integrity of our systems, and to safeguard such data and information. However, the landscape is evolving at a rapid pace, and we may be unable to effectively anticipate or respond to attacks to or breaches of our security systems or implement adequate preventative measures. A breach of customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our customer and supplier relationships and our reputation, and result in lost sales, costly fines, other expenses, and/or lawsuits, any of which could have a material adverse effect on our business, financial condition and results of operations.

Index
If we are unable to maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. We are in compliance with PCI as of the end of 2020, and compliance with PCI and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with PCI or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them. If there are amendments to PCI, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. In addition, we may have to upgrade our existing information technology systems from time to time in order for such systems to withstand the increasing needs of our expanding business. Any material interruption experienced by our information technology systems could have a material adverse effect on our business, financial condition and results of operations. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

ACCOUNTING AND FINANCIAL

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

Index
RISKS RELATED TO COMMON STOCK AND CORPORATE GOVERNANCE

The estate of our former Chief Executive Officer owns a substantial percentage of our outstanding common stock and the estate’s interests may be different from or conflict with those of our other stockholders.

As of April 30, 2020, the estate of Mark Butler, our former Chairman, President and Chief Executive Officer, beneficially owned approximately 13% of our outstanding common stock. Accordingly, Mr. Butler’s estate would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Our principal stockholder’s interests might not always coincide with our interests or the interests of our other stockholders.

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

Provisions in our third amended and restated certificate of incorporation and fourth amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our third amended and restated certificate of incorporation and fourth amended and restated bylaws include provisions that:

•	authorize our Board to issue, without further action by the stockholders, up to 50,000,000 shares of undesignated preferred stock;

•	subject to certain exceptions, require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by a majority of our Board or upon the request of the Chairperson of the Board or the Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;

•	establish that our Board is divided into three classes until the annual meeting of the stockholders to be held in 2022, with each director serving a one-year term;

•	prohibit cumulative voting in the election of directors; and

•	provide that vacancies on our Board may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management.

Index
Our third amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could increase costs of bringing a claim, discourage claims, or limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Specifically, the certificate of incorporation provides that, unless we consent in writing in advance to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum, to the fullest extent provided by law, for the following types of actions or proceedings:

•	any derivative action or proceeding brought on behalf of the Company;
•	any action asserting a claim of breach of a fiduciary duty owed by, or any wrongdoing by, any director, officer or employee of the Company to the Company or the Company’s stockholders;
•
any action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law, the certification of incorporation (including as it may be amended from time to time), or the fourth amended and restated bylaws;

•	any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or the fourth amended and restated bylaws; or
•	any action asserting a claim governed by the internal affairs doctrine.

Application of the choice of forum provision may be limited in some instances by law. Section 27 of the Securities Exchange Act of 1934 (“Exchange Act”) provides for exclusive federal court jurisdiction over Exchange Act claims. Accordingly, to the extent the exclusive forum provision is held to cover a shareholder derivative action asserting claims under the Exchange Act, such claims could not be brought in the Delaware Court of Chancery and would instead be within the jurisdiction of the federal district court for the District of Delaware. Section 22 of the Securities Act of 1933 (“Securities Act”) creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Moreover, our stockholders will not be deemed by operation of our choice of forum provision to have waived our compliance with the federal securities laws and the regulations promulgated thereunder. It is also possible that, notwithstanding the forum selection clause, a court could rule that such a provision is inapplicable or unenforceable, which could adversely impact our results of operations, financial position and cash flows.

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

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or grant of stock options or restricted stock units in the future may cause the market price of our common stock to decrease significantly.  As of January 30, 2021, we have an aggregate of 1,393,073 shares of common stock issuable upon exercise of outstanding options and the vesting of restricted stock units under the 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2012 Equity Incentive Plan, the “Equity Plans”) (450,577 of which are fully vested).

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

Holdings has no direct operations and no significant assets other than ownership of 100% of the capital stock of its subsidiaries. Because Holdings conducts operations through subsidiaries, it depends on those entities for dividends and other payments to generate the funds necessary to meet financial obligations and to pay any dividends with respect to its common stock. Legal and contractual restrictions in the Credit Facility (defined below) and other agreements which may govern future indebtedness of subsidiaries, as well as the financial condition and operating requirements of subsidiaries, may limit its ability to obtain cash from subsidiaries. The earnings from, or other available assets of, subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable Holdings to pay any dividends on its common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

INDEBTEDNESS AND CAPITALIZATION

Indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, it could have a material adverse effect on our liquidity and our business, financial condition and results of operations.

On May 22, 2019, the Company completed a transaction in which it refinanced its credit facility (the “Credit Facility”) which includes a revolving credit facility (the “Revolving Credit Facility”).  As of January 30, 2021, we had no outstanding borrowings on the Revolving Credit Facility, with $92.0 million of borrowing availability. We may, from time to time, incur additional indebtedness.

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

•
require us to utilize our cash flows from operations to make payments on indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity and other general corporate purposes; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Index
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

We lease the majority of our retail stores, often in second generation sites ranging in size from 22,000 to 50,000 square feet. Our corporate headquarters, located in Harrisburg, PA, is 58,208 square feet and is leased under an agreement that expires in February 2033, with options to renew for three successive five-year periods. Our corporate data center and additional office space is 19,783 square feet and is under an agreement that expires July 31, 2022, with an option to purchase or an option to renew for one two-year period. Our 603,000 square foot distribution center located in York, PA is leased under an agreement that expires in March 2028 with options to renew for two successive five-year periods. Our 962,280 square foot distribution center in Commerce, GA is leased under an agreement that expires in April 2024 with options to renew for three successive five-year periods. In 2019, we constructed our 615,060 square foot distribution center in Lancaster, TX. The distribution center became fully operational during the first quarter of 2020. As of January 30, 2021, there were 388 Ollie’s Bargain Outlet locations across 25 contiguous states in the eastern half of the United States.

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

We maintain a focused and disciplined approach to entering into lease arrangements. All leases are approved by our real estate committee, which is comprised of senior management and executive officers. Our leases generally have an initial term of approximately seven years with options to renew for three to five successive five-year periods and generally require us to pay a proportionate share of real estate taxes, insurance and common area or other charges.

Item 3.	Legal Proceedings

On September 17, 2019, a purported shareholder class action lawsuit captioned Robert Stirling et al. v. Ollie’s Bargain Outlet Holdings, Inc. et al., Civ. No. 1:19-cv-08647-JPO was filed in the United States District Court for the Southern District of New York against the Company, Mark Butler, Jay Stasz, and John Swygert alleging federal securities law violations. After the Court appointed lead plaintiffs Bernard L. Maloney and Nathan Severe to act on behalf of the putative class, the lead plaintiffs filed an amended complaint alleging defendants made materially false and misleading statements and/or failed to disclose material information about the Company’s earnings, projections, supply chain, and inventory during the period March 26, 2019 through August 28, 2019. On May 8, 2020, Ollie’s and the individual defendants moved to dismiss the action in its entirety, which was fully briefed by July 22, 2020. On February 10, 2021, the court entered an Order granting Ollie’s and the individual defendants’ motion to dismiss the case as failing to state a claim and ordered the case to be closed.

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

	2020
	High	Low
First Quarter	$72.77	$28.83
Second Quarter	$110.17	$64.55
Third Quarter	$112.58	$83.08
Fourth Quarter	$123.52	$76.74

	2019
	High	Low
First Quarter	$97.98	$78.10
Second Quarter	$103.03	$80.53
Third Quarter	$83.09	$53.60
Fourth Quarter	$70.99	$52.88

As of January 30, 2021, we had approximately 430 stockholders of record.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between January 30, 2016 and January 30, 2021 to the cumulative return of (i) the NASDAQ Composite Total Return index and (ii) the NASDAQ US Benchmark Retail Index over the same period.  This graph assumes an initial investment of $100 on January 30, 2016 in our common stock, the NASDAQ Composite Total Return index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any.  Such returns are based on historical results and are not intended to suggest future performance.

Index

	1/30/16	1/28/17	2/3/18	2/2/19	2/1/20	1/30/21
Ollie’s Bargain Outlet Holdings, Inc.	$100.00	131.32	240.49	355.03	237.32	423.85
NASDAQ Global Market Composite Index	$100.00	119.62	153.90	161.80	193.40	339.59
NASDAQ US Benchmark Retail Index	$100.00	108.64	144.51	149.81	176.10	241.72

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

Index
Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended January 30, 2021 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
November 1, 2020 through November 28, 2020	—	—	—	$59,986,335
November 29, 2020 through January 2, 2021	3,885	77.45	3,885	$159,685,443
January 3, 2021 through January 30, 2021	—	—	—	$159,685,443
Total	3,885		3,885

(1) Consists of shares repurchased under the publicly announced share repurchase program.

(2) Includes commissions for the shares repurchased under the share repurchase program.

(3) On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock through March 2021. On December 15, 2020, the Board of Directors authorized a $100.0 million increase in its share buyback program. This second authorization expires in January 2023 and is subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of January 30, 2021, the Company had $159.7 million remaining under its share repurchase program. On March 16, 2021, the Board of Directors authorized an additional $100.0 million increase in its share buyback program; see further discussion in Note 13 “Subsequent Event” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  For further discussion on the share repurchase program, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

Index
Item 6.	Selected Financial Data

Pursuant to Release No. 33-10890 (including the transition guidance therein), which was adopted by the SEC on November 19, 2020, the Company has elected to exclude the disclosures formerly required by this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A, Risk Factors” and “Cautionary note regarding forward-looking statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer January 31 of the following year. References to “2020” refer to the fiscal year ended January 30, 2021 and references to “2019” refer to the fiscal year ended February 1, 2020.  2020 and 2019 each consisted of a 52-week period.  References to “2021” refer to the 52-week fiscal year ending January 29, 2022.

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices.  Known for our assortment of “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys and electronics.  Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong and consistent store performance as evidenced by our store base expansion from 234 stores to 388 stores, net sales growth from $890.3 million to $1.8 billion and average annual net sales per store ranging from $4.1 million to $4.9 million from 2016 to 2020.

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

Our stores and distribution centers have continued to operate as an essential business during the COVID-19 pandemic. During this time, we have benefited from increased consumer spending that coincided with economic stimulus provided under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and the COVID-Related Tax Relief Act of 2020 and having our stores open while several other retailers were closed for a portion of 2020.  The COVID-19 pandemic has significantly affected consumer preferences and shopping patterns.  Since the outbreak of the pandemic, we have effectively responded to changing consumer needs, with timely, value-driven assortments of personal protective equipment and cleaning products, as well increased offerings of products for the home.   We have also benefited from increased consumer spending in our stores driven by a shift in spend from COVID-impacted categories, such as travel, dining and experiences, to retail.  Our net sales increased as store traffic and customer demand increased.

Index
Our top priorities in responding to the pandemic have been and continue to be the safety and well-being of our associates and customers.  We are committed to maintaining a safe work and shopping environment.  In response to COVID-19, we have taken several actions, including the following:

•
implemented procedures for social distancing, cleaning, sanitation, and use of personal protective equipment in our stores, distribution centers, and store support center to adhere to the appropriate CDC and local guidelines;

•	implemented temporary premium pay for our in-store associates, store leadership, and distribution center employees; and

•	supported our communities by raising money to provide much needed funding to local food banks through a partnership with Feeding America.

As a result of these efforts, we have incurred and may continue to incur higher payroll expenses at our stores and distribution facilities and incremental cleaning and safety costs at all our facilities.  While we have incurred these additional selling, general and administrative expenses (“SG&A”) in response to operating during the pandemic, we continue to closely manage other controllable expenses.

We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers and stockholders.

There remains significant uncertainty related to the economic impact of COVID-19 and the long-term impact of the pandemic, generally and in our industry, is unknown at this time. We expect the impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows will largely depend on the extent and duration of the pandemic, the governmental and public actions taken in response, and the effect the pandemic will have on the U.S. economy. Moreover, the significant uncertainty surrounding the COVID-19 pandemic and its effects may result in impacts or consequences that we do not anticipate at this time or that develop in unexpected ways, which makes it more challenging for management to estimate future performance of our business, including the cadence of new store openings, particularly over the near term.

For further discussion of the risks and uncertainties associated with the COVID-19 pandemic, see “Part 1. Item 1A. Risk Factors.”

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 388 stores located in 25 states as of January 30, 2021.

During 2020, our stores were supported by three distribution centers, one each in York, PA, Commerce, GA, and Lancaster, TX. We believe our distribution capabilities can support a range of 500 to 600 stores over the next several years. We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

Index
•	expanding the capacity of our distribution centers to their current 2.2 million square feet; and

•	investing in information technology, accounting and warehouse management systems.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target new store sales of approximately $4.0 million in their first full year of operations.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business. From 2016 to 2020, net sales grew at a CAGR of 19.3%.  We plan to achieve continued net sales growth, including increases in our comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our SG&A by furthering process improvements and by maintaining our standard policy of reviewing our operating costs.

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

Index
Number of New Stores

The number of new stores reflects the number of stores opened during a particular reporting period.  Before we open new stores, we incur pre-opening expenses described below under “Pre-Opening Expenses” and we make an initial investment in inventory.  We also make initial capital investments in fixtures and equipment, which we amortize over time.

We opened 46 new stores in 2020.  We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are approximately seven years with options to renew for three to five successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events but decline shortly thereafter to our new store model levels.

Net Sales

We recognize retail sales in our stores when merchandise is sold and the customer takes possession of the merchandise.  Also included in net sales in 2020, 2019 and 2018 is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program and gift card breakage.  Net sales are presented net of returns and sales tax. Net sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.”  Growth of our net sales is primarily driven by expansion of our store base in existing and new markets.  As we continue to grow, we believe we will have greater access to brand name and closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers.  Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

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

Depreciation and Amortization Expenses

Property and equipment are stated at original cost less accumulated depreciation and amortization. Depreciation and amortization expenses are calculated over the estimated useful lives of the related assets, or in the case of leasehold improvements, the lesser of the useful lives or the remaining term of the lease. Expenditures for additions, renewals, and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed on the straight-line method for financial reporting purposes. Depreciation as it relates to our distribution centers is included within cost of sales on the consolidated statements of income.

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

We define EBITDA as net income before net interest income or expense, depreciation and amortization expenses and income taxes.  Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock-based compensation expense and gains on insurance settlements.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.  For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA, see “Results of Operations.”

Results of Operations

This section includes comparisons of certain 2020 financial information to the same information for 2019.  Year-to-year comparisons of the 2019 financial information to the same information for fiscal 2018, the 52-week period ended February 2, 2019, are contained in Item 7 of our Form 10-K for 2019 filed with the SEC on March 25, 2020 and available through the SEC’s website at https://www.sec.gov/edgar/searchedgar/companysearch.html.

Index
The following tables summarize key components of our results of operations for 2020 and 2019, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for 2020 and 2019 from our consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	2020	2019
	(dollars in thousands)

Net sales	$1,808,821	$1,408,199
Cost of sales	1,085,455	852,610
Gross profit	723,366	555,589
Selling, general and administrative expenses	418,889	356,060
Depreciation and amortization expenses	16,705	14,582
Pre-opening expenses	10,272	13,092
Operating income	277,500	171,855
Interest income, net	(278)	(878)
Income before income taxes	277,778	172,733
Income tax expense	35,082	31,603
Net income	$242,696	$141,130
Percentage of net sales(1):
Net sales	100.0%	100.0%
Cost of sales	60.0	60.5
Gross profit	40.0	39.5
Selling, general and administrative expenses	23.2	25.3
Depreciation and amortization expenses	0.9	1.0
Pre-opening expenses	0.6	0.9
Operating income	15.3	12.2
Interest income, net	(0.0)	(0.1)
Income before income taxes	15.4	12.3
Income tax expense	1.9	2.2
Net income	13.4%	10.0%
Select operating data:
Number of new stores	46	42
Number of store closings	(4)	-
Number of stores re-opened	1	-
Number of stores open at end of period	388	345
Average net sales per store (2)	$4,866	$4,234
Comparable stores sales change	15.6%	(2.1)%

(1)  Components may not add to totals due to rounding.

(2)   Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	2020	2019
	(dollars in thousands)
Net income	$242,696	$141,130
Interest income, net	(278)	(878)
Depreciation and amortization expenses (1)	22,746	17,853
Income tax expense	35,082	31,603
EBITDA	300,246	189,708
Gains from insurance settlements	(247)	(1,029)
Non-cash stock-based compensation expense	6,501	7,302
Adjusted EBITDA	$306,500	$195,981

(1)   Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.

2020 compared to 2019

Net Sales

Net sales increased to $1.809 billion in 2020 from $1.408 billion in 2019, an increase of $400.6 million, or 28.4%.  The increase was the result of a comparable store sales increase of $206.2 million and a non-comparable store sales increase of $194.4 million.  The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during 2020.

Comparable store sales increased 15.6% in 2020.  The performance reflects our ability to effectively respond to changing consumer needs throughout the year, creating a strong alignment between a value-driven merchandise assortment and customer demand.  We also benefited from increased consumer spending associated with federal stimulus monies and spending in our stores driven by a shift in spend from COVID-impacted categories, such as travel, dining and experiences, to retail.

The increase in comparable store sales in 2020 consisted of significant growth in the average transaction size as numerous shoppers consolidated their store visits and, to a lesser extent, increased transactions.  Sales were strong across merchandise categories, with over 80% of our departments achieving comparable store sales growth.   On a departmental basis, the increase was driven by strong results in the housewares, health and beauty aids, bed and bath, flooring and food departments, slightly offset by decreases in our candy and luggage departments.

Gross Profit and Gross Margin

Gross profit increased to $723.4 million in 2020 from $555.6 million in 2019, an increase of $167.8 million, or 30.2%. The increase in gross profit was primarily the result of both comparable store and new store sales growth and, to a lesser extent, an increase in gross margin.    Our gross margin increased 50 basis points to 40.0% in 2020 from 39.5% in 2019 due to improvement in the merchandise margin and leveraging of supply chain costs.

Index
Selling, General and Administrative Expenses

SG&A increased to $418.9 million in 2020 from $356.1 million in 2019, an increase of $62.8 million, or 17.6%.  The dollar increase in SG&A was primarily driven by increased selling expenses associated with new stores and higher store payroll and variable selling expenses to support the significant increase in sales as well as increased incentive compensation.  As a percentage of net sales, SG&A decreased 210 basis points to 23.2% in 2020 from 25.3% in 2019.   The decrease was primarily due to significant leverage in occupancy and other costs from the strong increase in comparable store sales in addition to continued tight expense controls throughout the organization.  This leverage was partially offset by certain increased expenses, such as premium pay of $9.7 million, associated with operating through the COVID-19 pandemic.

Included in SG&A in 2020 and 2019 is $0.2 million and $1.0 million, respectively, of income related to gains from insurance settlements.  Excluding the gains in both years, SG&A expenses increased 17.4% in 2020 and as a percentage of net sales decreased 220 basis points.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $16.7 million in 2020 from $14.6 million in 2019, an increase of $2.1 million, or 14.6%, the result of the increased asset base due to new store growth.

Pre-Opening Expenses

Pre-opening expenses decreased to $10.3 million in 2020 from $13.1 million in 2019, a decrease of $2.8 million, or 21.5%. The decrease is primarily due to reduced grand opening advertising expenses as we were mindful of crowd size at our store openings in order to maintain compliance with COVID-related social distancing requirements.  We opened 46 new stores and closed a net of three stores in 2020 compared with 42 new store openings in 2019.

Interest Income, Net

Net interest income was $0.3 million in 2020 and $0.9 million in 2019.

Income Tax Expense

Income tax expense increased to $35.1 million in 2020 from $31.6 million in 2019, an increase of $3.5 million, or 11.0%.  The effective tax rates for 2020 and 2019 were 12.6% and 18.3%, respectively.  The decreased effective tax rate in 2020 was primarily the result of an increase in excess tax benefits related to stock-based compensation, largely due to the exercise of stock options, including exercises by the estate of Mark Butler, our former Chairman of the Board, President and Chief Executive Officer.  These discrete benefits totaled $34.5 million and $11.2 million in 2020 and 2019, respectively.  For further information, see Note 8 under “Notes to Consolidated Financial Statements.”

Net Income

As a result of the foregoing, net income increased to $242.7 million in 2020 from $141.1 million in 2019, an increase of $101.6 million, or 72.0%.

Adjusted EBITDA

Adjusted EBITDA increased to $306.5 million in 2020 from $196.0 million in 2019, an increase of $110.5 million, or 56.4%.

Index
Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of January 30, 2021, we had $447.1 million of cash and cash equivalents on hand and $92.0 million available to borrow under our Revolving Credit Facility.  On May 22, 2019, we refinanced our Revolving Credit Facility to extend the maturity to May 22, 2024.  For further information, see Note 6 under “Notes to Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $30.5 million and $77.0 million for capital expenditures in 2020 and 2019, respectively.  Our 2020 and 2019 capital expenditures included $4.2 million and $42.8 million, respectively, for the build-out of our third distribution center.  In addition, on May 31, 2019, OBO Ventures, Inc. (“OBO”) entered into a sale-leaseback transaction with an unaffiliated third-party for 12 former Toys “R” Us store locations purchased in 2018.  OBO received approximately $42.0 million for the 12 locations, which resulted in no net gain or loss. We expect to fund capital expenditures from net cash provided by operating activities.  We opened 46 new stores and closed a net of three stores during 2020 and expect to open 50 new stores, including three or four relocations, during 2021.  We will be investing in these new stores, store resets, our distribution centers and general corporate capital expenditures, including information technology, in 2021.

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

We believe our cash and cash equivalents position, net cash provided by operating activities and availability under our Revolving Credit Facility will be adequate to finance our planned capital expenditures, working capital requirements, debt service, and other financing activities over the next 12 months.  If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, we will be required to obtain additional equity or debt financing in the future.  There can be no assurance equity or debt financing will be available to us when needed or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

We are not currently receiving, and do not currently intend to apply for, loans under any federal or state programs implemented as a result of the COVID-19 pandemic, including the CARES Act.

Share Repurchase Program

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of our common stock.  The Board subsequently authorized a $100.0 million increase in the share repurchase program on December 15, 2020, and another $100.0 million increase on March 16, 2021.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks or in privately negotiated transactions).  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic, and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares, has a term of approximately two years, and is subject to suspension or termination by our Board of Directors at any time.

Index
During 2020, we repurchased 3,885 shares of our common stock for $0.3 million, inclusive of transaction costs, pursuant to our share repurchase program. During 2019, we repurchased 689,457 shares of our common stock for $40.0 million, inclusive of transaction costs.  These expenditures were funded by cash generated from operations.  As of January 30, 2021, we had $159.7 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	2020	2019
	(in thousands)
Net cash provided by operating activities	$361,254	$105,344
Net cash used in investing activities	(30,448)	(34,124)
Net cash provided by (used in) financing activities	26,370	(33,211)
Net increase in cash and cash equivalents	$357,176	$38,009

Cash Provided by Operating Activities

Net cash provided by operating activities in 2020 totaled $361.3 million, increasing from $105.3 million in 2019.  The increase in net cash provided by operating activities was primarily the result of increased current year net income and reduced working capital requirements due to the timing of payments.

Cash Used in Investing Activities

Net cash used in investing activities totaled $30.4 million in 2020 compared with $34.1 million in 2019.  Investing activities in 2020 and 2019 included $4.2 million and $42.8 million, respectively, invested in the build-out of our third distribution center. In 2019 we received approximately $42.0 million from a sale-leaseback transaction as described in Note 4 of the accompanying “Notes to Consolidated Financial Statements.”

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities totaled $26.4 million in 2020.  Net cash used in financing activities totaled $33.2 million in 2019.  The net change in financing activities is primarily due to incremental proceeds from stock option exercises in 2020 and $40.0 million used to repurchase shares of our common stock in 2019.

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

Index
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

Under the terms of the Revolving Credit Facility, as of January 30, 2021, we could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $100.0 million.

As of January 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility, with $92.0 million of borrowing availability, outstanding letters of credit commitments of $7.8 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. We incurred unused line fees of $0.1 million and $0.2 million in 2020 and 2019, respectively.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which we must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  We were in compliance with all terms of the Credit Facility during 2020.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on our consolidated balance sheet as of January 30, 2021, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases.

As of January 30, 2021, our contractual obligations, including contractual lease obligations were:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Operating leases (1)	$72,396	$156,105	$104,303	$109,572	$442,376
Finance leases	626	895	114	-	1,635
Purchase obligations (2)	-	23,000	-	-	23,000
Total	$73,022	$180,000	$104,417	$109,572	$467,011

(1) Operating lease payments exclude $42.2 million of legally binding minimum lease payments for leases signed, but not yet commenced.

(2) The Company has entered into an agreement with Valassis Communications, Inc. for marketing services. This agreement has a guaranteed spend commitment of $23.0 million over a two-year period ending on May 28, 2022.

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

Under the retail inventory method, which is widely used in the retail industry, inventory is segregated into departments of merchandise having similar characteristics.  The valuation of inventories and the resulting gross profit is derived by applying a calculated cost-to-retail ratio to the retail value of inventories for each department.

Inherent in the retail inventory method are certain management judgments and estimates including, among others, merchandise markups, the amount and timing of permanent markdowns, and shrinkage, which may significantly impact both the ending inventory valuation and gross profit.

Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise and customer preferences.  A significant increase in the demand for merchandise could result in a short-term increase in inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand.  If our inventory is determined to be overvalued in the future, we would be required to recognize such costs in cost of sales and reduce operating income at the time of such determination.  Therefore, although every effort is made to ensure the accuracy of forecasts of merchandise demand, any significant unanticipated changes in demand or in economic conditions within our markets could have a significant impact on the value of our inventory and reported operating results.  Similarly, if higher than anticipated levels of shrinkage were to occur, it could have a material effect on our results of operations.

Index
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

If management determines a quantitative goodwill impairment test is required, or it elects to perform a quantitative test, the test is performed by determining the fair value of our sole reporting unit. Fair value is determined based upon our public market capitalization. The carrying value of goodwill is considered impaired when the reporting unit’s fair value is less than its carrying value and the Company would record an impairment loss equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit.

For 2020 and 2019, we completed an impairment test of our goodwill and determined that no impairment of goodwill existed.

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

For 2020 and 2019, we completed an impairment test of our tradename and determined that no impairment of the asset existed.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facility, which carries variable interest rates.  As of January 30, 2021, our Credit Facility consisted solely of a Revolving Credit Facility with advances tied to a borrowing base.  Because our Credit Facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of January 30, 2021, we had no outstanding variable rate debt under our Revolving Credit Facility.  We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2021, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Index
Evaluation of excess inventories

As discussed in Note 1(h) to the consolidated financial statements, the Company utilizes the retail inventory method. The retail inventory method involves the use of judgments and estimates, such as the timing of permanent markdowns, to account for excess inventory that may impact the valuation of ending inventory. Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise and customer preferences. As of January 30, 2021, the Company’s inventory balance was $353.7 million.

We identified the evaluation of excess inventories as a critical audit matter. Especially challenging auditor judgement was required to evaluate the timeliness of permanent markdowns due to the subjective nature of the audit procedures applied to evaluate the time period in which the excess inventories warranted a permanent markdown.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of excess inventories. This included controls related to inventory permanent markdowns, including controls over the review of the excess inventory analysis, which provided the time period inventories have been outstanding in order to identify excess inventories. To test the timeliness of permanent markdowns, we assessed the reliability of the excess inventory analysis, and we involved information technology professionals with specialized skills and knowledge, who assisted in evaluating the reliability of the aged inventory items by product type. In addition, we evaluated the Company’s determination of timely permanent markdowns by analyzing the Company’s excess inventory analysis.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania
March 24, 2021

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal year ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	$1,808,821	$1,408,199	$1,241,377
Cost of sales	1,085,455	852,610	743,726
Gross profit	723,366	555,589	497,651
Selling, general and administrative expenses	418,889	356,060	312,790
Depreciation and amortization expenses	16,705	14,582	11,664
Pre-opening expenses	10,272	13,092	11,143
Operating income	277,500	171,855	162,054
Interest (income) expense, net	(278)	(878)	1,261
Loss on extinguishment of debt	–	–	150
Income before income taxes	277,778	172,733	160,643
Income tax expense	35,082	31,603	25,630
Net income	$242,696	$141,130	$135,013
Earnings per common share:
Basic	$3.75	$2.23	$2.16
Diluted	$3.68	$2.14	$2.05
Weighted average common shares outstanding:
Basic	64,748	63,214	62,568
Diluted	65,873	65,874	65,905

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 30, 2021	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$447,126	$89,950
Inventories	353,704	335,181
Accounts receivable	621	2,840
Prepaid expenses and other assets	7,316	5,567
Total current assets	808,767	433,538
Property and equipment, net	138,712	132,084
Operating lease right-of-use assets	380,546	352,684
Goodwill	444,850	444,850
Trade name	230,559	230,559
Other assets	2,421	2,532
Total assets	$2,005,855	$1,596,247
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$328	$273
Accounts payable	117,217	63,223
Income taxes payable	10,960	3,906
Current portion of operating lease liabilities	64,732	53,551
Accrued expenses and other	90,559	56,732
Total current liabilities	283,796	177,685
Revolving credit facility	–	–
Long-term debt	656	527
Deferred income taxes	65,064	59,401
Long-term operating lease liabilities	321,454	299,743
Other long-term liabilities	4	6
Total liabilities	670,974	537,362
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	–	–
Common stock - 500,000 shares authorized at $0.001 par value; 66,165 and 63,712 shares issued, respectively	66	64
Additional paid-in capital	648,949	615,350
Retained earnings	726,267	483,571
Treasury - common stock, at cost; 702 and 698 shares, respectively	(40,401)	(40,100)
Total stockholders’ equity	1,334,881	1,058,885
Total liabilities and stockholders’ equity	$2,005,855	$1,596,247

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 3, 2018	62,007	$62	(9)	$(86)	$583,467	$213,019	$796,462
Cumulative effect of adopting ASU 2014-09 (Note 2)	–	–	–	–	–	(5,591)	(5,591)
Stock-based compensation expense	–	–	–	–	7,291	–	7,291
Proceeds from stock options exercised	968	1	–	–	10,178	–	10,179
Vesting of restricted stock	52	–	–	–	–	–	–
Common shares withheld for taxes	(12)	–	–	–	(702)	–	(702)
Net income	–	–	–	–	–	135,013	135,013
Balance as of February 2, 2019	63,015	63	(9)	(86)	600,234	342,441	942,652
Stock-based compensation expense	–	–	–	–	7,302	–	7,302
Proceeds from stock options exercised	653	1	–	–	9,086	–	9,087
Vesting of restricted stock	60	–	–	–	–	–	–
Common shares withheld for taxes	(16)	–	–	–	(1,272)	–	(1,272)
Shares repurchased	–	–	(689)	(40,014)	–	–	(40,014)
Net income	–	–	–	–	–	141,130	141,130
Balance as of February 1, 2020	63,712	64	(698)	(40,100)	615,350	483,571	1,058,885
Stock-based compensation expense	–	–	–	–	6,501	–	6,501
Proceeds from stock options exercised	2,403	2	–	–	28,059	–	28,061
Vesting of restricted stock	69	–	–	–	–	–	–
Common shares withheld for taxes	(19)	–	–	–	(961)	–	(961)
Shares repurchased	–	–	(4)	(301)	–	–	(301)
Net income	–	–	–	–	–	242,696	242,696
Balance as of January 30, 2021	66,165	$66	(702)	$(40,401)	$648,949	$726,267	$1,334,881

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cash flows from operating activities:
Net income	$242,696	$141,130	$135,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,465	17,543	14,008
Amortization of debt issuance costs	256	296	482
Amortization of original issue discount	–	–	5
Loss on extinguishment of debt	–	–	150
Amortization of intangibles	–	–	335
Gain on sale of assets	(2)	(74)	(48)
Deferred income tax provision (benefit)	5,663	3,785	(1,568)
Deferred rent expense	–	–	1,590
Stock-based compensation expense	6,501	7,302	7,291
Changes in operating assets and liabilities:
Inventories	(18,523)	(38,774)	(41,222)
Accounts receivable	2,219	(2,270)	701
Prepaid expenses and other assets	(1,849)	(870)	(4,163)
Accounts payable	55,574	(15,513)	3,564
Income taxes payable	7,054	(3,487)	1,358
Accrued expenses and other liabilities	39,200	(3,724)	8,583
Net cash provided by operating activities	361,254	105,344	126,079
Cash flows from investing activities:
Purchases of property and equipment	(30,525)	(76,979)	(74,178)
Proceeds from sale of property and equipment	122	42,855	330
Purchase of intangible asset	(45)	–	–
Net cash used in investing activities	(30,448)	(34,124)	(73,848)
Cash flows from financing activities:
Repayments on term loan and finance leases	(429)	(460)	(49,001)
Payment of debt issuance costs	–	(552)	–
Proceeds from stock option exercises	28,061	9,087	10,179
Common shares withheld for taxes	(961)	(1,272)	(702)
Payment for shares repurchased	(301)	(40,014)	–
Net cash provided by (used in) financing activities	26,370	(33,211)	(39,524)
Net increase in cash and cash equivalents	357,176	38,009	12,707
Cash and cash equivalents at the beginning of the year	89,950	51,941	39,234
Cash and cash equivalents at the end of the year	$447,126	$89,950	$51,941
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$324	$355	$807
Income taxes	$22,047	$30,857	$26,112
Non-cash investing activities:
Accrued purchases of property and equipment	$2,636	$4,562	$5,735

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referred to as the “Company” or “Ollie’s”) principally buys overproduced, overstocked and closeout merchandise from manufacturers, wholesalers and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide consistently value-priced goods in select key merchandise categories.

Since its first store opened in 1982, the Company has grown to 388 retail locations in 25 states as of January 30, 2021. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer January 31 of the following calendar year.  References to the fiscal year ended January 30, 2021 refer to the 52-week period from  February 2, 2020 to January 30, 2021 (“2020”).  References to the fiscal year ended February 1, 2020 refer to the 52-week period from February 3, 2019 to February 1, 2020 (“2019”).  References to the fiscal year ended February 2, 2019 refer to the 52-week period from February 4, 2018 to February 2, 2019 (“2018”).

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

A financial instrument which potentially subjects the Company to a concentration of credit risk is cash. Ollie’s currently maintains its day-to-day operating cash balances with major financial institutions. The Company’s operating cash balances are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From time to time, Ollie’s invests temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although the Company maintains balances which exceed the FDIC insured limit, it has not experienced any losses related to these balances, and Ollie’s believes the credit risk to be minimal.

(h)	Inventories

Inventories are stated at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. The cost of inventories includes the merchandise cost, transportation costs, and certain distribution and storage costs. Such costs are thereafter expensed as cost of sales upon the sale of the merchandise.

Inherent in the retail inventory method are certain management judgments and estimates including, among others, merchandise markups, the amount and timing of permanent markdowns, and shrinkage, which may significantly impact both the ending inventory valuation and gross profit.

Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise and customer preferences. Pursuant to the retail inventory method, permanent markdowns result in the devaluation of inventory and the resulting gross profit reduction is recognized in the period in which the markdown is recorded.

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

The useful lives for the purpose of computing depreciation and amortization are as follows:

Software	3 years
Automobiles	2 – 5 years
Computer equipment	5 years
Furniture, fixtures and equipment	7-10 years
Buildings	40 years
Leasehold improvements	Lesser of lease term or useful life

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(j)	Goodwill/Intangible Assets

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

If management determines a quantitative goodwill impairment test is required, or it elects to perform a quantitative test, the test is performed by determining the fair value of the Company’s sole reporting unit.  Fair value is determined based upon the Company’s public market capitalization. The carrying value of goodwill is considered impaired when the reporting unit’s fair value is less than its carrying value and the Company would record an impairment loss equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit.

For 2020, 2019 and 2018, the Company completed an impairment test of its goodwill and determined that no impairment of goodwill existed.

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

For 2020, 2019 and 2018, the Company completed an impairment test of its tradename and determined that no impairment of the asset existed.

For 2018, intangible assets with determinable useful lives were amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount may not be recoverable. Due to the adoption of Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), as of February 3, 2019, favorable leases are now included in the operating lease right-of-use assets on the consolidated balance sheets.

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

(n)	Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) are comprised of payroll and benefits for stores, field support and support center associates.  SG&A also include marketing and advertising expense, occupancy costs for stores and the store support center, insurance, corporate infrastructure and other general expenses.

(o)	Advertising Costs

Advertising costs primarily consist of newspaper circulars, email campaigns, media broadcasts and prominent advertising at professional and collegiate sporting events and are generally expensed the first time the advertising occurs. Advertising expense for 2020, 2019 and 2018 was $41.4 million, $42.4 million and $36.7 million, respectively.

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

The Company recognizes operating lease assets and liabilities at the lease commencement date in accordance with ASU 2016-02.  Operating lease liabilities represent the present value of lease payments not yet paid.  Operating lease assets represent the Company’s right to use an underlying asset for the lease term.  The Company’s lessors do not provide an implicit rate, nor is one readily available, therefore the Company uses its incremental borrowing rate based on the portfolio approach, which applies one rate to leases within a given period.  The incremental borrowing rate is used to discount future cash flows and is an estimate which is determined by an analysis of the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and current market conditions.

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

Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt. As of January 30, 2021 and February 1, 2020, debt issuance costs, net of accumulated amortization, were $0.8 million and $1.1 million, respectively. The amortization expense for debt issuance costs was $0.3 million, $0.3 million and $0.5 million for 2020, 2019 and 2018, respectively. The write-off of unamortized debt issuance costs recorded in loss on extinguishment of debt on the consolidated statement of income totaled $0.2 million for 2018.

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

Ollie’s files consolidated federal and state income tax returns. For tax years prior to 2017, the Company is no longer subject to U.S. federal income tax examinations. State income tax returns are filed in various state tax jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Fiscal year ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net income	$242,696	$141,130	$135,013

Weighted average number of common shares outstanding – Basic	64,748	63,214	62,568
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	1,125	2,660	3,337
Weighted average number of common shares outstanding – Diluted	65,873	65,874	65,905
Earnings per common share – Basic	$3.75	$2.23	$2.16
Earnings per common share – Diluted	$3.68	$2.14	$2.05

The effect of the weighted average assumed exercise of stock options outstanding totaling 322,238, 359,801 and 100,183 as of January 30, 2021, February 1, 2020 and February 2, 2019, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 12,047, 34,673 and 6,800 as of January 30, 2021, February 1, 2020 and February 2, 2019, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(v)	Impact of the Novel Coronavirus (“COVID-19”)

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

The Company adopted ASU 2014-09 as of February 4, 2018 using the modified retrospective transition method.  At the time of adoption, the Company recorded a net reduction to the opening balance of retained earnings of $5.6 million due to the cumulative impact of adopting ASU 2014-09, with the impact primarily related to the changes in revenue recognition associated with the Company’s customer loyalty program and gift card breakage.

Revenue Recognition

Revenue is deferred for the Ollie’s Army loyalty program where members accumulate points that can be redeemed for discounts on future purchases.  The Company has determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction.  The Company allocates the transaction price to the initial transaction and the discount awards based upon their relative standalone selling price, which considers historical redemption patterns for the award.  Revenue is recognized as those discount awards are redeemed.  Discount awards issued upon the achievement of specified point levels are subject to expiration.  Unless temporarily extended, the maximum redemption period is 45 days.  At the end of each fiscal period, unredeemed discount awards and accumulated points to earn a future discount award are reflected as a liability.  Discount awards are combined in one homogeneous pool and are not separately identifiable.  Therefore, the revenue recognized consists of discount awards redeemed that were included in the deferred revenue balance at the beginning of the period as well as discount awards issued during the current period.  The following table is a reconciliation of the liability related to this program (in thousands):

	Fiscal year ended
	January 30, 2021	February 1, 2020	February 2, 2019
Beginning balance	$8,254	$9,055	$8,321
Revenue deferred	17,813	15,720	12,180
Revenue recognized	(17,954)	(16,521)	(11,446)
Ending balance	$8,113	$8,254	$9,055

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

	Fiscal year ended
	January 30, 2021	February 1, 2020	February 2, 2019
Beginning balance	$1,679	$1,448	$1,223
Gift card issuances	4,906	5,178	4,561
Gift card redemption and breakage	(4,683)	(4,947)	(4,336)
Ending balance	$1,902	$1,679	$1,448

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Sales return allowance is recorded on a gross basis on the consolidated balance sheets as a refund liability and an asset for recovery.  The allowance for estimated retail merchandise returns is based on prior experience. The following table provides a reconciliation of the activity related to the Company’s sales returns allowance (in thousands):

	Fiscal year ended
	January 30, 2021	February 1, 2020	February 2, 2019
Beginning balance	$1,060	$798	$678
Provisions	52,472	55,649	46,049
Sales returns	(52,472)	(55,387)	(45,929)
Ending balance	$1,060	$1,060	$798

(3)	Property and Equipment

Property and equipment consists of the following (in thousands):

	January 30, 2021	February 1, 2020
Land	$7,516	$7,479
Buildings	33,658	3,154
Furniture, fixtures and equipment	162,119	141,359
Leasehold improvements	31,937	25,019
Automobiles	2,109	1,912
Construction in progress	–	30,447
	237,339	209,370
Less: Accumulated depreciation and amortization	(98,627)	(77,286)
	$138,712	$132,084

Depreciation and amortization expense of property and equipment was $22.5 million, $17.5 million and $14.0 million for 2020, 2019, and 2018, respectively, of which $16.7 million, $14.6 million and $11.7 million is included in the depreciation and amortization expenses for 2020, 2019, and 2018, respectively, on the consolidated statements of income.  The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

(4)	Commitments and Contingencies

Commitments

On February 3, 2019, the first day of Ollie’s fiscal year 2019, the Company adopted ASU 2016-02, which requires that lessees recognize right-of-use assets and lease liabilities for all leases on the balance sheet. The Company used the modified retrospective transition method, including the option to not restate comparative periods. Pursuant to the adoption of the new standard, the Company elected the practical expedients upon transition that did not require it to reassess existing contracts to determine if they contain leases under the new definition of a lease, or to reassess historical lease classification or initial direct costs. The Company also adopted the practical expedient to not separate lease and non-lease components for new leases after adoption of the new standard.  In addition, the Company applied a policy election to exclude leases with an initial term of 12 months or less from balance sheet recognition.  The Company did not adopt the hindsight practical expedient and, therefore, will continue to utilize lease terms determined under previous lease guidance for leases existing at the date of adoption that are not subsequently modified.

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

Store and office lease costs are classified in SG&A and distribution center lease costs are classified in cost of sales on the consolidated statements of income.  Lease costs for operating leases for 2020, 2019 and 2018 were $77.8 million, $67.4 million and $49.8 million, respectively.

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of January 30, 2021 (in thousands):

2021	$72,396
2022	79,118
2023	76,987
2024	59,602
2025	44,701
Thereafter	109,572
Total undiscounted lease payments (1)	442,376
Less: Imputed interest	(56,190)
Total lease obligations	386,186
Less: Current obligations under leases	(64,732)
Long-term lease obligations	$321,454

(1)	Lease obligations exclude $42.2 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Cash paid for operating leases	$70,829	$66,705
Operating lease cost	77,843	67,360
Variable lease cost	5,494	2,421
Non-cash right-of-use assets obtained in exchange for lease obligations	63,670	91,986
Weighted-average remaining lease term	6.7 years	7.1 years
Weighted-average discount rate	4.1%	4.5%

Marketing Commitment

The Company has entered into an agreement with Valassis Communications, Inc. for marketing services. This agreement has a guaranteed spend commitment of $23.0 million over a two-year period ending on May 28, 2022.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033.  Ollie’s made $1.7 million, $1.5 million, and $1.3 million in rent payments to such related parties during 2020, 2019 and 2018, respectively.  The annual lease payments are between $1.0 million and $1.7 million for the next five years and the total remaining payments after the next five years are $4.8 million. These lease payments are included in the operating lease disclosures stated above.

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

Sale-Leaseback

On May 31, 2019, OBO Ventures, Inc. (“OBO”), a wholly owned subsidiary of the Company, entered into a sale-leaseback transaction with an unaffiliated third-party involving 12 former Toys “R” Us store locations which were acquired by OBO on August 29, 2018.  OBO received approximately $42.0 million for the 12 locations, which resulted in no net gain or loss.  Each of the 12 leased locations has 15-year lease terms with options for renewal and are included in operating lease liabilities in the accompanying consolidated balance sheets.

(5)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 30, 2021	February 1, 2020
Compensation and benefits	$32,943	$11,375
Deferred revenue	10,015	9,933
Freight	7,180	3,363
Insurance	6,318	4,864
Sales and use taxes	6,487	4,590
Real estate related	5,753	4,787
Advertising	4,325	2,486
Other	17,538	15,334
	$90,559	$56,732

(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases as of January 30, 2021 and February 1, 2020.

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

Under the terms of the Revolving Credit Facility, as of January 30, 2021, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of January 30, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility, with $92.0 million of borrowing availability, outstanding letters of credit commitments of $7.8 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.  The Company incurred unused line fees of $0.1 million, $0.2 million and $0.2 million in 2020, 2019 and 2018, respectively.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during 2020.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 30, 2021, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The components of income tax provision (benefit) are as follows (in thousands):

	Fiscal year ended
	January 30, 2021	February 1, 2020	February 2, 2019
Current:
Federal	$22,045	$21,737	$20,804
State	7,374	6,081	6,394
	29,419	27,818	27,198
Deferred:
Federal	5,866	3,393	(901)
State	(203)	392	(667)
	5,663	3,785	(1,568)
Income tax expense	$35,082	$31,603	$25,630

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal year ended
	January 30, 2021	February 1, 2020	February 2, 2019
Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.0	3.0	2.8
Impact from tax law changes	–	–	0.2
Excess tax benefits related to stock-based compensation	(10.2)	(5.4)	(7.4)
Other	(0.2)	(0.3)	(0.6)
	12.6%	18.3%	16.0%

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets:
Inventory reserves	$1,032	$1,015
Lease liability	98,793	87,979
Stock-based compensation	2,833	4,622
Deferred revenue	2,076	2,105
Other	6,169	2,593
Total deferred tax assets	110,903	98,314
Deferred tax liabilities:
Tradename	(58,954)	(58,759)
Depreciation	(19,369)	(11,136)
Operating lease right-of-use assets	(97,644)	(87,820)
Total deferred tax liabilities	(175,967)	(157,715)
Net deferred tax liabilities	$(65,064)	$(59,401)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of January 30, 2021 and February 1, 2020.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of January 30, 2021 or February 1, 2020, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for 2020, 2019 or 2018.

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

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants.  The 2015 Plan allows for the issuance of up to 5,250,000 shares.  Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board.  The Company uses authorized and unissued shares to satisfy share award exercises. As of January 30, 2021, there were 2,853,979 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant.  The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for 2018, 2019 and 2020 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at February 3, 2018	4,458,387	$11.65	-	-
Granted	279,629	58.96
Forfeited	(23,069)	42.02
Exercised	(968,525)	10.51
Outstanding at February 2, 2019	3,746,422	15.29
Granted	357,718	76.28
Forfeited	(222,729)	51.53
Exercised	(652,719)	13.92
Outstanding at February 1, 2020	3,228,692	19.83
Granted	517,995	42.25
Forfeited	(99,288)	51.39
Exercised	(2,403,164)	11.68
Outstanding at January 30, 2021	1,244,235	42.39	7.2	$65,127
Exercisable at January 30, 2021	450,577	26.43	4.8	$30,776

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In December 2019, the Company announced the unexpected passing of Mark Butler, the then-Chairman of the Board, President and Chief Executive Officer of the Company. During 2020, the estate of Mark Butler exercised 1.9 million vested stock options and the Company received $17.1 million in proceeds. The intrinsic value of stock options exercised for 2020, 2019 and 2018 was $145.3 million, $44.6 million and $59.4 million, respectively.

The weighted average grant date fair value per option for options granted during 2020, 2019 and 2018 was $13.27, $23.67 and $18.78, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Risk-free interest rate	0.76%	2.30%	2.70%
Expected dividend yield	–	–	–
Expected life (years)	6.25 years	6.25 years	6.25 years
Expected volatility	30.52%	26.00%	25.85%

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

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair value of the common stock on the date of the grant.  RSUs outstanding vest ratably over four years or cliff vest in one or four years.  Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for 2018, 2019 and 2020 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at February 3, 2018	207,346	$26.15
Granted	64,511	58.93
Forfeited	–	–
Vested	(51,657)	26.19
Nonvested balance at February 2, 2019	220,200	35.75
Granted	77,469	75.40
Forfeited	(60,172)	50.25
Vested	(59,951)	33.82
Nonvested balance at February 1, 2020	177,546	48.78
Granted	64,771	43.30
Forfeited	(24,917)	51.61
Vested	(68,562)	34.99
Nonvested balance at January 30, 2021	148,838	52.28

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within SG&A was $6.5 million, $7.3 million and $7.3 million for 2020, 2019 and 2018, respectively.

As of January 30, 2021, there was $13.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.6 years. Compensation costs related to awards are recognized using the straight-line method.

(9)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan (the “Plan”), qualified under Internal Revenue Code (“IRC”) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan and matches the employee’s contribution up to 25% of the first 6% of their annual compensation. The portion that the Company matches is vested ratably over six years. The employer matching contributions to the Plan were $0.2 million in each of 2020, 2019 and 2018.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions in 2020, 2019 or 2018.

(10)	Common Stock

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

Share Repurchase Program

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock.  The program is authorized to be executed through March 2021.  On December 15, 2020, the Board of Directors authorized a $100.0 million increase in its share repurchase program. This second authorization expires in January 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations.  In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time.

During 2020, the Company repurchased 3,885 shares of its common stock for $0.3 million, inclusive of transaction costs, pursuant to its share repurchase program. During 2019, the Company repurchased 689,457 shares of its common stock for $40.0 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash generated from operations. As of January 30, 2021, the Company had $159.7 million remaining under its share repurchase authorization.  There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases.  The share repurchase program may be discontinued at any time.  See Note 13 for additional information.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(11)	Segment Reporting and Entity-Wide Information

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

The following table summarizes the percentage of net sales by merchandise category for each year presented:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Housewares	15.7%	15.0%	15.1%
Bed and bath	10.9	10.5	10.1
Food	10.2	10.8	11.0
Floor coverings	8.5	8.4	7.8
Health and beauty aids	7.7	5.7	5.6
Books and stationery	7.6	8.6	9.4
Toys	6.2	6.5	6.8
Electronics	6.1	6.6	6.8
Other	27.1	27.9	27.4
	100.0%	100.0%	100.0%

(12)	Quarterly Results of Operations and Seasonality (Unaudited)

The following table reflects quarterly financial results for 2020 and 2019 (in thousands, except for per share data).  Each quarterly period listed below consisted of a 13-week period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	2020				2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$515,763	$414,382	$529,313	$349,363	$422,431	$327,049	$333,865	$324,854
Gross profit	204,657	171,501	206,842	140,366	165,540	133,282	124,033	132,734
Net income	64,660	45,197	99,383	33,456	50,287	26,956	25,170	38,717
Basic earnings per common share	$0.99	$0.69	$1.53	$0.53	$0.80	$0.43	$0.40	$0.61
Diluted earnings per common share	$0.98	$0.68	$1.50	$0.51	$0.77	$0.41	$0.38	$0.59

Beginning in the second quarter of fiscal 2020, the Company’s financial results benefited from increased consumer spending associated with federal stimulus funds for the COVID-19 pandemic and the Company’s response to changing consumer needs as a result of the pandemic.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13)	Subsequent Event

On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program. This third authorization expires in January 2023 and is subject to the same considerations regarding timing and amount of repurchases as the two prior authorizations.  See Note 10 for additional information.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets
(In thousands)

	January 30, 2021	February 1, 2020
Assets
Total current assets	$–	$–
Long-term assets:
Investment in subsidiaries	1,334,881	1,058,885
Total assets	$1,334,881	$1,058,885

Liabilities and stockholders’ equity
Total current liabilities	$–	$–
Total long-term liabilities	–	–
Total liabilities	–	–
Stockholders’ equity:
Common stock	66	64
Additional paid-in capital	648,949	615,350
Retained earnings	726,267	483,571
Treasury stock, at cost	(40,401)	(40,100)
Total stockholders’ equity	1,334,881	1,058,885
Total liabilities and stockholders’ equity	$1,334,881	$1,058,885

See accompanying notes.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income
(In thousands)

Fiscal year ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	$–	$–	$–
Cost of sales	–	–	–
Gross profit	–	–	–
Selling, general and administrative expenses	–	–	–
Depreciation and amortization expenses	–	–	–
Pre-opening expenses	–	–	–
Operating income	–	–	–
Interest expense, net	–	–	–
Income before income taxes and equity in net income of subsidiaries	–	–	–
Income tax expense	–	–	–
Income before equity in net income of subsidiaries	–	–	–
Net income of subsidiaries	242,696	141,130	135,013
Net income	$242,696	$141,130	$135,013

See accompanying notes.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.	Basis of presentation

In the parent-company-only condensed financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (the “Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only condensed financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during 2020, 2019 or 2018.

2.	Guarantees and restrictions

On May 22, 2019, Ollie’s Bargain Outlet, Inc., a subsidiary of the Company, completed a transaction in which it refinanced its credit facility (the “Credit Facility”). The Credit Facility provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  The loans under the Revolving Credit Facility mature on May 22, 2024.  In addition, Ollie’s Bargain Outlet, Inc. may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to the terms and conditions set out in the Credit Facility.  Under the terms of the Credit Facility, Bargain Parent, Inc., a subsidiary of the Company, guaranteed the payment of all principal and interest. In the event of a default under the Credit Facility, Bargain Parent, Inc. will be directly liable to the debt holders.

As of January 30, 2021, Ollie’s Bargain Outlet, Inc. had $92.0 million available for borrowing under its Revolving Credit Facility. The Revolving Credit Facility matures on May 22, 2024.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The Company was in compliance with all terms of the agreement during and as of the fiscal year ended January 30, 2021.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 30, 2021, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the Credit Facility, subject to certain exceptions.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended January 30, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures under the Exchange Act as of January 30, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2021, the Company’s disclosure controls and procedures are effective.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 30, 2021.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of January 30, 2021, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2021 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 24, 2021 that appears below.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2021 and February 1, 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2021, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements), and our report dated March 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 24, 2021

Index
Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive proxy statement in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year ended January 30, 2021, and is incorporated herein by reference.

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

4.1 †	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on July 8, 2015 (No. 333-204942)).

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.3†
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.9.1 to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on July 8, 2015 (No. 333-204942)).

10.4†
Form of Sponsor Director Indemnification Agreement (incorporated by reference to Exhibit 10.9.2 to Amendment No. 3 to the Form S-1 Registration Statement filed by the Company on July 8, 2015 (No. 333-204942)).

10.5†
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
10.7†
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

10.10†
Employment Agreement, dated April 16, 2014, by and between Ollie’s Bargain Outlet, Inc. and Robert Bertram (incorporated by reference to Exhibit 10.15 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.11†
Employment Agreement, dated November 18, 2015, by and between Ollie’s Bargain Outlet, Inc. and Jay Stasz (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q by the Company on December 10, 2015 (No. 001-37501)).

10.12†	Bargain Holdings Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.13†
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

10.15†
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Mark Butler (incorporated by reference to Exhibit 10.23 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.16†
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr (incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.17†
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Omar Segura (incorporated by reference to Exhibit 10.25 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

Index

Exhibit no.	Description
10.18†
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.26 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.19†
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Howard Freedman (incorporated by reference to Exhibit 10.27 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.20†
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Kenneth Robert Bertram (incorporated by reference to Exhibit 10.28 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.21†
Amendment to Employment Agreement, dated January 5, 2018, by and between Ollie’s Bargain Outlet, Inc. and Jay Stasz (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on January 5, 2018 (No. 001-37501)).

10.22†
Amendment to Employment Agreement, dated January 5, 2018, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on January 5, 2018 (No. 001-37501)).

10.23†
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

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

Index

Exhibit no.	Description
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Previously filed.

Index
Item 16.          Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: March 24, 2021	By:	/s/ Jay Stasz
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

Signature	Title

/s/ John Swygert	President and Chief Executive Officer
John Swygert	(Principal Executive Officer)

/s/ Jay Stasz	Senior Vice President
Jay Stasz	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Richard Zannino	Director
Richard Zannino

/s/ Stephen White	Director
Stephen White

/s/ Stanley Fleishman	Director
Stanley Fleishman

/s/ Thomas Hendrickson	Director
Thomas Hendrickson

/s/ Robert Fisch	Director
Robert Fisch

/s/ Alissa Ahlman	Director
Alissa Ahlman