Form 10-Q
period 2021-05-01
Ollie's Bargain Outlet Holdings, Inc.
filed 2021-06-03
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 27, 2021 was 65,284,739.

Index

Index

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Net sales	$452,492	$349,363
Cost of sales	269,882	208,997
Gross profit	182,610	140,366
Selling, general and administrative expenses	104,370	89,720
Depreciation and amortization expenses	4,484	3,944
Pre-opening expenses	2,535	3,722
Operating income	71,221	42,980
Interest income, net	(25)	(83)
Income before income taxes	71,246	43,063
Income tax expense	16,026	9,607
Net income	$55,220	$33,456
Earnings per common share:
Basic	$0.84	$0.53
Diluted	$0.84	$0.51
Weighted average common shares outstanding:
Basic	65,503	63,061
Diluted	66,119	65,242

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	May 1, 2021	May 2, 2020	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$472,167	$119,351	$447,126
Inventories	355,193	343,755	353,704
Accounts receivable	363	4,146	621
Prepaid expenses and other assets	5,526	5,184	7,316
Total current assets	833,249	472,436	808,767
Property and equipment, net of accumulated depreciation of $104,236, $82,322 and $98,627, respectively	142,354	135,214	138,712
Operating lease right-of-use assets	390,111	357,553	380,546
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,368	2,499	2,421
Total assets	$2,043,491	$1,643,111	$2,005,855
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$327	$300	$328
Accounts payable	90,378	56,642	117,217
Income taxes payable	26,051	13,811	10,960
Current portion of operating lease liabilities	61,589	61,002	64,732
Accrued expenses and other	76,675	58,666	90,559
Total current liabilities	255,020	190,421	283,796
Revolving credit facility	–	–	–
Long-term debt	610	576	656
Deferred income taxes	65,817	59,194	65,064
Long-term operating lease liabilities	335,398	298,736	321,454
Other long-term liabilities	4	5	4
Total liabilities	656,849	548,932	670,974
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	–	–	–
Common stock - 500,000 shares authorized at $0.001 par value; 66,349, 63,859 and 66,165 shares issued, respectively	66	64	66
Additional paid-in capital	655,069	617,188	648,949
Retained earnings	781,487	517,027	726,267
Treasury - common stock, at cost; 813, 698 and 702 shares, respectively	(49,980)	(40,100)	(40,401)
Total stockholders’ equity	1,386,642	1,094,179	1,334,881
Total liabilities and stockholders’ equity	$2,043,491	$1,643,111	$2,005,855

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 1, 2020	63,712	$64	(698)	$(40,100)	$615,350	$483,571	$1,058,885
Stock-based compensation expense	–	–	–	–	1,319	–	1,319
Proceeds from stock options exercised	100	–	–	–	1,318	–	1,318
Vesting of restricted stock	64	–	–	–	–	–	–
Common shares withheld for taxes	(17)	–	–	–	(799)	–	(799)
Net income	–	–	–	–	–	33,456	33,456
Balance as of May 2, 2020	63,859	$64	(698)	$(40,100)	$617,188	$517,027	$1,094,179

Balance as of January 30, 2021	66,165	$66	(702)	$(40,401)	$648,949	$726,267	$1,334,881
Stock-based compensation expense	–	–	–	–	2,020	–	2,020
Proceeds from stock options exercised	144	–	–	–	5,258	–	5,258
Vesting of restricted stock	53	–	–	–	–	–	–
Common shares withheld for taxes	(13)	–	–	–	(1,158)	–	(1,158)
Shares repurchased	–	–	(111)	(9,579)	–	–	(9,579)
Net income	–	–	–	–	–	55,220	55,220
Balance as of May 1, 2021	66,349	$66	(813)	$(49,980)	$655,069	$781,487	$1,386,642

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net income	$55,220	$33,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,859	5,339
Amortization of debt issuance costs	64	64
(Gain) loss on sale of assets	(27)	34
Deferred income tax provision (benefit)	753	(207)
Stock-based compensation expense	2,020	1,319
Changes in operating assets and liabilities:
Inventories	(1,489)	(8,574)
Accounts receivable	258	(1,306)
Prepaid expenses and other assets	1,779	352
Accounts payable	(27,311)	(4,575)
Income taxes payable	15,091	9,905
Accrued expenses and other liabilities	(12,094)	5,563
Net cash provided by operating activities	40,123	41,370
Cash flows from investing activities:
Purchases of property and equipment	(9,463)	(12,391)
Proceeds from sale of property and equipment	51	17
Net cash used in investing activities	(9,412)	(12,374)
Cash flows from financing activities:
Repayments on finance leases	(191)	(114)
Proceeds from stock option exercises	5,258	1,318
Common shares withheld for taxes	(1,158)	(799)
Payment for shares repurchased	(9,579)	–
Net cash (used in) provided by financing activities	(5,670)	405
Net increase in cash and cash equivalents	25,041	29,401
Cash and cash equivalents at the beginning of the period	447,126	89,950
Cash and cash equivalents at the end of the period	$472,167	$119,351
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$82	$87
Income taxes	$182	$7
Non-cash investing activities:
Accrued purchases of property and equipment	$2,554	$500

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 1, 2021 and May 2, 2020
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

Since its first store opened in 1982, the Company has grown to 397 retail locations in 25 states as of May 1, 2021. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended May 1, 2021 and May 2, 2020 refer to the thirteen weeks from January 31, 2021 to May 1, 2021 and from February 2, 2020 to May 2, 2020, respectively.  References to “2020” refer to the fiscal year ended January 30, 2021 and references to “2021” refer to the fiscal year ending January 29, 2022.  Both periods consist of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of May 1, 2021 and May 2, 2020, and the condensed consolidated statements of income, stockholders’ equity and cash flows for the thirteen weeks ended May 1, 2021 and May 2, 2020 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2021 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The Company’s balance sheet as of January 30, 2021, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2021 (“Annual Report”), but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for 2020 and footnotes thereto included in the Annual Report.

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 1, 2021 and May 2, 2020
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

(f)	Impact of the Novel Coronavirus (“COVID-19”)

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies. The outbreak of COVID-19 and related measures to quell the outbreak have impacted the Company’s inventory supply chain, operations and customer demand.  The Company’s stores and distribution centers have continued to operate as an essential business during the COVID-19 pandemic and the Company is committed to maintaining a safe work and shopping environment.  The Company is experiencing labor pressures in its stores and distribution centers as well as supply chain disruptions due to the ongoing impacts of COVID-19 and related measures.  The COVID-19 pandemic could further affect the Company’s operations and the operations of its suppliers and vendors as a result of continuing or renewed restrictions and limitations on travel, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions. The extent to which the COVID-19 pandemic will impact the Company’s operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 1, 2021 and May 2, 2020
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

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Beginning balance	$8,113	$8,254
Revenue deferred	4,073	3,425
Revenue recognized	(3,659)	(2,402)
Ending balance	$8,527	$9,277

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

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Beginning balance	$1,902	$1,679
Gift card issuances	1,130	344
Gift card redemption and breakage	(1,214)	(506)
Ending balance	$1,818	$1,517

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 1, 2021 and May 2, 2020
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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Net income	$55,220	$33,456
Weighted average number of common shares outstanding – Basic	65,503	63,061
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	616	2,181
Weighted average number of common shares outstanding – Diluted	66,119	65,242
Earnings per common share – Basic	$0.84	$0.53
Earnings per common share – Diluted	$0.84	$0.51

The effect of the weighted average assumed exercise of stock options outstanding totaling 295,100 and 721,692 for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 0 and 47,792 for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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

Store and office lease costs are classified in selling, general and administrative expenses and distribution center lease costs are classified in cost of sales on the condensed consolidated statements of income.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 1, 2021 and May 2, 2020
(Unaudited)
The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of May 1, 2021 (in thousands):

2021	$54,445
2022	83,232
2023	81,416
2024	63,644
2025	48,410
Thereafter	119,966
Total undiscounted lease payments (1)	451,113
Less: Imputed interest	(54,126)
Total lease obligations	396,987
Less: Current obligations under leases	(61,589)
Long-term lease obligations	$335,398

(1)	Lease obligations exclude $40.6 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods (dollars in thousands):

	Thirteen weeks ended
	May 1, 2021	May 2, 2020

Cash paid for operating leases	$27,478	$18,627
Operating lease cost	20,841	18,583
Variable lease cost	1,608	998
Non-cash right-of-use assets obtained in exchange for lease obligations	21,508	18,060
Weighted-average remaining lease term	6.6 years	7.0 years
Weighted-average discount rate	3.9%	4.4%

Marketing Commitment

The Company has entered into an agreement with Valassis Communications, Inc. for marketing services. This agreement has a guaranteed spend commitment of $23.0 million over a two-year period ending May 28, 2022.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 1, 2021 and May 2, 2020
(Unaudited)
Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033. Ollie’s made $0.4 million in rent payments to such related parties during each of the thirteen weeks ended May 1, 2021 and May 2, 2020. The lease payments are included in the operating lease disclosures stated above.

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

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	May 1, 2021	May 2, 2020	January 30, 2021
Compensation and benefits	$18,238	$8,032	$32,943
Deferred revenue	10,345	10,794	10,015
Sales and use taxes	8,010	8,130	6,487
Insurance	6,304	4,412	6,318
Freight	5,934	4,412	7,180
Real estate related	5,826	4,895	5,753
Advertising	4,201	3,382	4,325
Other	17,817	14,609	17,538
	$76,675	$58,666	$90,559

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 1, 2021 and May 2, 2020
(Unaudited)
(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases as of May 1, 2021, May 2, 2020 and January 30, 2021.

The Company’s credit facility (the “Credit Facility”) provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”). Loans under the Revolving Credit Facility mature on May 22, 2024. In addition, the Company may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility.

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

Under the terms of the Revolving Credit Facility, as of May 1, 2021, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of May 1, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility, with $91.1 million of borrowing availability, outstanding letters of credit commitments of $8.7 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the thirteen weeks ended May 1, 2021.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s condensed consolidated balance sheet as of May 1, 2021, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period.  The effective tax rates for the thirteen weeks ended May 1, 2021 and May 2, 2020 were 22.5% and 22.3%, respectively.  The effective tax rates in the respective periods include the impact of excess tax benefits related to stock-based compensation.  These discrete tax benefits totaled $2.1 million and $1.2 million in the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 1, 2021 and May 2, 2020
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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of May 1, 2021, there were 2,563,311 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirteen weeks ended May 1, 2021 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 30, 2021	1,244,235	$42.39
Granted	268,411	86.06
Forfeited	(23,133)	56.94
Exercised	(143,664)	36.60
Outstanding at May 1, 2021	1,345,849	51.46	7.5
Exercisable at May 1, 2021	551,196	34.06	5.4

The weighted average grant date fair value per option for options granted during the thirteen weeks ended May 1, 2021 and May 2, 2020 was $34.00 and $13.13, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirteen weeks ended
	May 1, 2021	May 2, 2020
Risk-free interest rate	1.34%	0.77%
Expected dividend yield	–	–
Expected life (years)	6.25 years	6.25 years
Expected volatility	38.38%	30.49%

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
May 1, 2021 and May 2, 2020
(Unaudited)
Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair value of the common stock on the date of the grant. RSUs outstanding vest ratably over four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the thirteen weeks ended May 1, 2021 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at January 30, 2021	148,838	$52.28
Granted	49,571	86.03
Forfeited	(4,181)	54.58
Vested	(53,286)	42.17
Non-vested balance at May 1, 2021	140,942	67.90

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $2.0 million and $1.3 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.

As of May 1, 2021, there was $24.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.1 years.  Compensation costs related to awards are recognized using the straight-line method.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 1, 2021 and May 2, 2020
(Unaudited)
(9)	Common Stock

Common Stock

The Company’s capital structure consists of a single class of common stock with one vote per share.  The Company has authorized 500,000,000 shares at $0.001 par value per share.  Additionally, the Company has authorized 50,000,000 shares of preferred stock at $0.001 per value per share; to date, however, no preferred shares have been issued. Treasury stock, which consists of the Company’s common stock, is accounted for using the cost method.

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program.  Both of these authorizations are authorized to be executed through January 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time.

During the thirteen weeks ended May 1, 2021, the Company repurchased 110,622 shares of its common stock for $9.6 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash generated from operations. As of May 1, 2021, the Company had $190.4 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

(10)	Subsequent Event

In May 2021, the Company repurchased 251,948 shares of its common stock for $20.0 million, inclusive of transaction costs, pursuant to its share repurchase program resulting in $170.4 million remaining under its share repurchase authorization.  See Note 9 for additional information on the Company’s share repurchase program.

Index

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 24, 2021 (“Annual Report”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2021” refer to the 52-week period of January 31, 2021 to January 29, 2022.  References to “2020” refer to the 52-week period of February 2, 2020 to January 30, 2021.  References to the “first quarter of fiscal 2021” and the “first quarter of fiscal 2020” refer to the 13 weeks of January 31, 2021 to May 1, 2021 and February 2, 2020 to May 2, 2020, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, transportation and shipping challenges, and potential increases in tariffs on imported goods; outbreak of viruses or widespread illness, including the continued impact of COVID-19 and continuing or renewed regulatory responses thereto; our inability to operate our stores due to civil unrest and related protests or disturbances; our failure to properly hire and to retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising and promotional efforts; the seasonal nature of our business; risks associated with the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail; changes in government regulations, procedures and requirements; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

COVID-19 Update

The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and has disrupted and may continue to disrupt our business.  We continue to monitor the impact of the pandemic on our business, including on our associates, customers, business partners and supply chain.

We continue to take measures to protect the health and safety of our associates and customers, a primary concern of our management team.  We have also taken measures to support the communities that we serve to address the challenges posed by the pandemic.

Our net sales have benefited from increased consumer spending associated with federal stimulus funds for the pandemic.  We are experiencing labor pressures in our stores and distribution centers as well as supply chain disruptions due to COVID-19 and related measures.  We are increasing our hiring efforts in certain impacted markets and working closely with our suppliers and transportation partners to mitigate the impact of the supply chain challenges.  While labor pressures and supply chain disruptions as a result of the pandemic have been manageable to date, we will continue to assess and respond to current and evolving conditions.

As we continue to monitor the COVID-19 pandemic and potentially take actions based on the requirements and recommendations of federal, state and local authorities, we intend to focus on managing the business for future, long-term growth.  In certain circumstances, there may be developments outside our control requiring us to adjust our operating plan.  As such, given the evolving nature of the pandemic, we cannot reasonably estimate its impact on our financial condition, results of operations or cash flows in the future.  Refer to Part I, Item 1A. Risk Factors of our 2020 Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 397 stores located in 25 states as of May 1, 2021.

Our stores are supported by three distribution centers, one each in York, PA, Commerce, GA and Lancaster, TX. We believe our distribution capabilities can support a range of 500 to 600 stores over the next several years.

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

Index

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target new store sales of approximately $4 million in their first full year of operations.

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

The spending habits of our customers are subject to macroeconomic conditions and changes in discretionary income.  Our customers’ discretionary income is primarily impacted by gas prices, wages, and consumer trends and preferences, which fluctuate depending on the environment.  However, because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by economic cycles that correspond with declines in general consumer spending habits.  We believe we also benefit from periods of increased consumer spending.

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

Index

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

Index

We define EBITDA as net income before net interest income or expense, depreciation and amortization expenses and income taxes.  Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock-based compensation expense.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items. For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA, see “Results of Operations.”

Factors Affecting the Comparability of our Results of Operations

Our results over the past two years have been affected by the following factors, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Historical Results

Historical results are not necessarily indicative of the results to be expected for any future period.

Store Openings and Closings

We opened 11 new stores and closed two stores in the first quarter of fiscal 2021 and opened 17 new stores and closed two stores in the first quarter of fiscal 2020. In connection with these store openings and closings, we incurred expenses of $2.5 million and $3.7 million in the respective periods.

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

We derived the condensed consolidated statements of income for the first quarter of fiscal 2021 and the first quarter of fiscal 2020 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended
	May 1,	May 2,
	2021	2020
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$452,492	$349,363
Cost of sales	269,882	208,997
Gross profit	182,610	140,366
Selling, general and administrative expenses	104,370	89,720
Depreciation and amortization expenses	4,484	3,944
Pre-opening expenses	2,535	3,722
Operating income	71,221	42,980
Interest income, net	(25)	(83)
Income before income taxes	71,246	43,063
Income tax expense	16,026	9,607
Net income	$55,220	$33,456
Percentage of net sales (1):
Net sales	100.0%	100.0%
Cost of sales	59.6	59.8
Gross profit	40.4	40.2
Selling, general and administrative expenses	23.1	25.7
Depreciation and amortization expenses	1.0	1.1
Pre-opening expenses	0.6	1.1
Operating income	15.7	12.3
Interest income, net	—	—
Income before income taxes	15.7	12.3
Income tax expense	3.5	2.7
Net income	12.2%	9.6%
Select operating data:
Number of new stores	11	17
Number of closed stores	(2)	(2)
Number of stores open at end of period	397	360
Average net sales per store (2)	$1,150	$986
Comparable stores sales change	18.8%	(3.3)%

________________
(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	May 1,	May 2,
	2021	2020
	(in thousands)
Net income	$55,220	$33,456
Interest income, net	(25)	(83)
Depreciation and amortization expenses (1)	5,918	5,410
Income tax expense	16,026	9,607
EBITDA	77,139	48,390
Non-cash stock-based compensation expense	2,020	1,319
Adjusted EBITDA	$79,159	$49,709

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

First Quarter of Fiscal 2021 Compared with the First Quarter of Fiscal 2020

Net Sales

Net sales increased to $452.5 million in the first quarter of fiscal 2021 from $349.4 million in the first quarter of fiscal 2020, an increase of $103.1 million, or 29.5%.  The increase was the result of a comparable store sales increase of $62.4 million and a non-comparable store sales increase of $40.7 million.  The increase in non-comparable store sales was driven by new store unit growth and strong new store performance.

Comparable store sales increased 18.8% in the first quarter of fiscal 2021 compared with a 3.3% decrease in the first quarter of fiscal 2020. The robust sales increase reflects our ability to create a strong alignment between our value-driven merchandise assortment and customer demand.  We also benefited in the quarter from increased consumer spending associated with a third round of federal relief funds for the ongoing COVID-19 pandemic. Comparable store sales in the first quarter of fiscal 2020 were impacted by decreased store traffic and consumer demand in the initial consumer reaction to the pandemic, partially offset by increased spending associated with the first round of federal economic stimulus late in the quarter.

The increase in comparable store sales in the quarter consisted of an increase in both the number of transactions and average transaction size.  Best performing departments included bed and bath, flooring, lawn and garden, electronics, books and toys. Sales in our health and beauty aids department decreased in the quarter due to a surge of COVID-related personal protective equipment sales in the prior year.

Gross Profit and Gross Margin

Gross profit increased to $182.6 million in the first quarter of fiscal 2021 from $140.4 million in the first quarter of fiscal 2020, an increase of $42.2 million, or 30.1%. Gross margin increased 20 basis points to 40.4% in the first quarter of fiscal 2021 from 40.2% in the first quarter of fiscal 2020.  The increase in gross margin in the first quarter of fiscal 2021 is due to improvement in the merchandise margin, partially offset by increases in and deleveraging of supply chain costs, primarily the result of higher transportation expenses.

Selling, General and Administrative Expenses

SG&A increased to $104.4 million in the first quarter of fiscal 2021 from $89.7 million in the first quarter of fiscal 2020, an increase of $14.7 million, or 16.3%, primarily driven by an increased number of stores and higher store payroll and variable selling expenses to support the increase in sales.  As a percentage of net sales, SG&A decreased 260 basis points to 23.1% in the first quarter of fiscal 2021 from 25.7% in the first quarter of fiscal 2020.  The decrease was primarily due to significant leverage in payroll, occupancy and other costs from the strong increase in comparable store sales in addition to continued tight expense controls throughout the organization.

Index

Pre-Opening Expenses

Pre-opening expenses for new stores decreased to $2.5 million in the first quarter of fiscal 2021 from $3.7 million in the first quarter of fiscal 2020 due to the comparative number and timing of new stores.  During the first quarter of fiscal 2021, we opened 11 new stores and closed two relocated stores.  During the first quarter of fiscal 2020, we opened 17 new stores and closed two stores.  As a percentage of net sales, pre-opening expenses decreased 50 basis points to 0.6% in the first quarter of fiscal 2021 from 1.1% in the first quarter of fiscal 2020.

Interest Income, Net

Net interest income was $25,000 and $0.1 million in the first quarters of fiscal 2021 and fiscal 2020, respectively.

Income Tax Expense

Income tax expense was $16.0 million and $9.6 million in the first quarters of fiscal 2021 and fiscal 2020, respectively.   The effective tax rates for the first quarters of fiscal 2021 and fiscal 2020 were 22.5% and 22.3%, respectively.

Net Income

As a result of the foregoing, net income increased to $55.2 million in the first quarter of fiscal 2021 from $33.5 million in the first quarter of fiscal 2020, an increase of $21.8 million or 65.1%.

Adjusted EBITDA

Adjusted EBITDA increased to $79.2 million in the first quarter of fiscal 2021 from $49.7 million in the first quarter of fiscal 2020, an increase of $29.5 million, or 59.2%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of May 1, 2021, we had $91.1 million available to borrow under our Revolving Credit Facility and $472.2 million of cash and cash equivalents on hand. On May 22, 2019, we amended and restated our Revolving Credit Facility to effect several amendments thereto and extend the maturity thereunder to May 22, 2024. For further information, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $9.5 million and $12.4 million for capital expenditures in the first quarters of fiscal 2021 and fiscal 2020, respectively.  We expect to fund capital expenditures from net cash provided by operating activities. We opened 11 new stores and closed two relocated stores during the first quarter of fiscal 2021 and expect to open approximately 50 stores during 2021. However, we may experience delays in construction and permitting of new stores due to COVID-19.

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

We are not currently receiving, and do not currently intend to apply for, loans under any federal or state programs implemented as a result of the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Index

Share Repurchase Program

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of our common stock.  This initial tranche expired on March 26, 2021.  The Board authorized the repurchase of another $100.0 million of  our common stock on December 15, 2020 and a $100.0 million increase on March 16, 2021, resulting in $200.0 million approved for share repurchases through January 13, 2023.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks or in privately negotiated transactions).  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic, and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.

During the first quarter of fiscal 2021, we repurchased 110,622 shares of our common stock for $9.6 million, inclusive of transaction costs, pursuant to our share repurchase program. We made no share repurchases during the first quarter of fiscal 2020.  These expenditures were funded by cash generated from operations.  As of May 1, 2021, we had $190.4 million remaining under our share repurchase authorization.

Subsequent to May 1, 2021, we invested $20.0 million, inclusive of transaction costs, to repurchase an additional 251,948 shares of our common stock, resulting in $170.4 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen weeks ended
	May 1,	May 2,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$40,123	$41,370
Net cash used in investing activities	(9,412)	(12,374)
Net cash (used in) provided by financing activities	(5,670)	405
Net increase in cash and cash equivalents	$25,041	$29,401

Cash Provided by Operating Activities

Net cash provided by operating activities in the first quarters of fiscal 2021 and fiscal 2020 was $40.1 million and $41.4 million, respectively.  The decrease in net cash provided by operating activities in the first quarter of fiscal 2021 was primarily due to increased working capital needs, partially offset by increased income in the period.

Index

Cash Used in Investing Activities

Net cash used in investing activities in the first quarters of fiscal 2021 and fiscal 2020 was $9.4 million and $12.4 million, respectively.  The comparative decrease in cash used in investing activities is primarily due to the prior-year investment in our Texas distribution center, which totaled approximately $2.2 million in the first quarter of fiscal 2020, and the timing of capital expenditures for our new store locations.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $5.7 million in the first quarter of fiscal 2021 as compared with net cash provided by financing activities of $0.4 million in the first quarter of fiscal 2020.  The net cash outflow in the first quarter of fiscal 2021 is due to payment for shares repurchased, partially offset by an increase in the proceeds from stock option exercises in the current year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of May 1, 2021, we had no outstanding variable rate debt.

As of May 1, 2021, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the first quarter of fiscal 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended May 1, 2021 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
January 31, 2021 through February 27, 2021	—	—	—	$200,000,000
February 28, 2021 through April 3, 2021	—	—	—	$200,000,000
April 4, 2021 through May 1, 2021	110,622	$86.60	110,622	$190,420,381
Total	110,622		110,622

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program.  Both of these authorizations are authorized to be executed through January 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time. As of May 1, 2021, the Company had $190.4 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Index

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
†10.1
Amendment to Employment Agreement, dated April 11, 2021, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on April 15, 2021 (No. 001-37501)).

†10.2
Amendment to Employment Agreement, dated April 11, 2021, by and between Ollie’s Bargain Outlet, Inc. and Kenneth Robert Bertram (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on April 15, 2021 (No. 001-37501)).

†10.3
Employment Agreement, dated May 3, 2021, by and between Ollie’s Bargain Outlet, Inc. and Eric van der Valk (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on May 3, 2021 (No. 001-37501)).

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 3, 2021	/s/ Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)