Form 10-Q
period 2021-07-31
Ollie's Bargain Outlet Holdings, Inc.
filed 2021-08-31
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 26, 2021 was 65,071,055.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$415,881	$529,313	$868,373	$878,676
Cost of sales	252,846	322,471	522,728	531,468
Gross profit	163,035	206,842	345,645	347,208
Selling, general and administrative expenses	110,119	109,149	214,489	198,869
Depreciation and amortization expenses	4,669	4,122	9,153	8,066
Pre-opening expenses	2,541	1,545	5,076	5,267
Operating income	45,706	92,026	116,927	135,006
Interest expense (income), net	66	(26)	41	(109)
Income before income taxes	45,640	92,052	116,886	135,115
Income tax expense (benefit)	11,317	(7,331)	27,343	2,276
Net income	$34,323	$99,383	$89,543	$132,839
Earnings per common share:
Basic	$0.53	$1.53	$1.37	$2.07
Diluted	$0.52	$1.50	$1.36	$2.02
Weighted average common shares outstanding:
Basic	65,311	65,137	65,407	64,093
Diluted	65,825	66,051	65,972	65,641

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	July 31, 2021	August 1, 2020	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$444,262	$305,110	$447,126
Inventories	373,550	327,164	353,704
Accounts receivable	824	2,447	621
Prepaid expenses and other assets	8,214	22,539	7,316
Total current assets	826,850	657,260	808,767
Property and equipment, net of accumulated depreciation of $110,052, $87,810 and $98,627, respectively	142,299	137,467	138,712
Operating lease right-of-use assets	395,195	369,842	380,546
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,337	2,462	2,421
Total assets	$2,042,090	$1,842,440	$2,005,855
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$298	$320	$328
Accounts payable	92,798	107,685	117,217
Income taxes payable	-	-	10,960
Current portion of operating lease liabilities	72,339	56,062	64,732
Accrued expenses and other	80,428	77,521	90,559
Total current liabilities	245,863	241,588	283,796
Revolving credit facility	-	-	-
Long-term debt	610	592	656
Deferred income taxes	65,934	64,254	65,064
Long-term operating lease liabilities	330,565	317,948	321,454
Other long-term liabilities	4	5	4
Total liabilities	642,976	624,387	670,974
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,388, 66,005 and 66,165 shares issued, respectively	66	66	66
Additional paid-in capital	658,899	641,677	648,949
Retained earnings	815,810	616,410	726,267
Treasury - common stock, at cost; 1,132, 698 and 702 shares, respectively	(75,661)	(40,100)	(40,401)
Total stockholders’ equity	1,399,114	1,218,053	1,334,881
Total liabilities and stockholders’ equity	$2,042,090	$1,842,440	$2,005,855

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended July 31, 2021 and August 1, 2020
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of May 1, 2021	66,349	$66	(813)	$(49,980)	$655,069	$781,487	$1,386,642
Stock-based compensation expense	-	-	-	-	2,312	-	2,312
Proceeds from stock options exercised	37	-	-	-	1,541	-	1,541
Vesting of restricted stock	2	-	-	-	-	-	-
Common shares withheld for taxes	-	-	-	-	(23)	-	(23)
Shares repurchased	-	-	(319)	(25,681)	-	-	(25,681)
Net income	-	-	-	-	-	34,323	34,323
Balance as of July 31, 2021	66,388	$66	(1,132)	$(75,661)	$658,899	$815,810	$1,399,114

Balance as of May 2, 2020	63,859	$64	(698)	$(40,100)	$617,188	$517,027	$1,094,179
Stock-based compensation expense	-	-	-	-	1,727	-	1,727
Proceeds from stock options exercised	2,146	2	-	-	22,765	-	22,767
Common shares withheld for taxes	-	-	-	-	(3)	-	(3)
Net income	-	-	-	-	-	99,383	99,383
Balance as of August 1, 2020	66,005	$66	(698)	$(40,100)	$641,677	$616,410	$1,218,053

	Twenty-six weeks ended July 31, 2021 and August 1, 2020
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 30, 2021	66,165	$66	(702)	$(40,401)	$648,949	$726,267	$1,334,881
Stock-based compensation expense	-	-	-	-	4,332	-	4,332
Proceeds from stock options exercised	181	-	-	-	6,799	-	6,799
Vesting of restricted stock	55	-	-	-	-	-	-
Common shares withheld for taxes	(13)	-	-	-	(1,181)	-	(1,181)
Shares repurchased	-	-	(430)	(35,260)	-	-	(35,260)
Net income	-	-	-	-	-	89,543	89,543
Balance as of July 31, 2021	66,388	$66	(1,132)	$(75,661)	$658,899	$815,810	$1,399,114

Balance as of February 1, 2020	63,712	$64	(698)	$(40,100)	$615,350	$483,571	$1,058,885
Stock-based compensation expense	-	-	-	-	3,046	-	3,046
Proceeds from stock options exercised	2,246	2	-	-	24,083	-	24,085
Vesting of restricted stock	64	-	-	-	-	-	-
Common shares withheld for taxes	(17)	-	-	-	(802)	-	(802)
Net income	-	-	-	-	-	132,839	132,839
Balance as of August 1, 2020	66,005	$66	(698)	$(40,100)	$641,677	$616,410	$1,218,053

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net income	$89,543	$132,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,893	10,921
Amortization of debt issuance costs	128	128
(Gain) loss on sale of assets	(20)	46
Deferred income tax provision	870	4,853
Stock-based compensation expense	4,332	3,046
Changes in operating assets and liabilities:
Inventories	(19,846)	8,017
Accounts receivable	(203)	393
Prepaid expenses and other assets	(942)	(17,030)
Accounts payable	(25,545)	45,760
Income taxes payable	(10,960)	(3,906)
Accrued expenses and other liabilities	(7,404)	25,127
Net cash provided by operating activities	41,846	210,194
Cash flows from investing activities:
Purchases of property and equipment	(17,703)	(18,077)
Proceeds from sale of property and equipment	2,956	32
Net cash used in investing activities	(14,747)	(18,045)
Cash flows from financing activities:
Repayments on finance leases	(321)	(272)
Proceeds from stock option exercises	6,799	24,085
Common shares withheld for taxes	(1,181)	(802)
Payment for shares repurchased	(35,260)	-
Net cash (used in) provided by financing activities	(29,963)	23,011
Net (decrease) increase in cash and cash equivalents	(2,864)	215,160
Cash and cash equivalents at the beginning of the period	447,126	89,950
Cash and cash equivalents at the end of the period	$444,262	$305,110
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$194	$161
Income taxes	$41,298	$19,537
Non-cash investing activities:
Accrued purchases of property and equipment	$3,105	$2,482

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 31, 2021 and August 1, 2020
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

Since its first store opened in 1982, the Company has grown to 409 retail locations in 28 states as of July 31, 2021. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended July 31, 2021 and August 1, 2020 refer to the thirteen weeks from May 2, 2021 to July 31, 2021 and from May 3, 2020 to August 1, 2020, respectively. References to year-to-date periods ended July 31, 2021 and August 1, 2020 refer to the twenty-six weeks from January 31, 2021 to July 31, 2021 and from February 2, 2020 to August 1, 2020, respectively.  References to “2020” refer to the fiscal year ended January 30, 2021 and references to “2021” refer to the fiscal year ending January 29, 2022.  Both periods consist of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of July 31, 2021 and August 1, 2020, and the condensed consolidated statements of income and stockholders’ equity for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 and the condensed consolidated statements of cash flows for the twenty-six weeks ended July 31, 2021 and August 1, 2020 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2021 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
July 31, 2021 and August 1, 2020
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and its credit facilities. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short maturities. The carrying amount of the Company’s credit facilities approximates its fair value because the interest rates are adjusted regularly based on current market conditions.

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
July 31, 2021 and August 1, 2020
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

	Twenty-six weeks ended
	July 31, 2021	August 1, 2020
Beginning balance	$8,113	$8,254
Revenue deferred	8,169	9,070
Revenue recognized	(7,936)	(7,807)
Ending balance	$8,346	$9,517

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

	Twenty-six weeks ended
	July 31, 2021	August 1, 2020
Beginning balance	$1,902	$1,679
Gift card issuances	2,440	1,854
Gift card redemption and breakage	(2,440)	(1,876)
Ending balance	$1,902	$1,657

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 31, 2021 and August 1, 2020
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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Net income	$34,323	$99,383	$89,543	$132,839
Weighted average number of common shares outstanding - Basic	65,311	65,137	65,407	64,093
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	514	914	565	1,548
Weighted average number of common shares outstanding - Diluted	65,825	66,051	65,972	65,641
Earnings per common share - Basic	$0.53	$1.53	$1.37	$2.07
Earnings per common share - Diluted	$0.52	$1.50	$1.36	$2.02

The effect of the weighted average assumed exercise of stock options outstanding totaling 435,356 and 196,750 for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively, and 365,228 and 459,221 for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 0 for both of the thirteen weeks ended July 31, 2021 and August 1, 2020, and 0 and 23,896 for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 31, 2021 and August 1, 2020
(Unaudited)
The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of July 31, 2021 (in thousands):

2021	$35,094
2022	86,239
2023	85,283
2024	67,326
2025	51,927
Thereafter	128,718
Total undiscounted lease payments (1)	454,587
Less: Imputed interest	(51,683)
Total lease obligations	402,904
Less: Current obligations under leases	(72,339)
Long-term lease obligations	$330,565

(1)	Lease obligations exclude $32.0 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods (dollars in thousands):

	Twenty-six weeks ended
	July 31, 2021	August 1, 2020

Cash paid for operating leases	$41,743	$37,663
Operating lease cost	42,240	37,688
Variable lease cost	3,545	2,341
Non-cash right-of-use assets obtained in exchange for lease obligations	34,653	33,632
Weighted-average remaining lease term	6.5 years	6.9 years
Weighted-average discount rate	3.8%	4.3%

Marketing Commitment

The Company has entered into an agreement with Valassis Communications, Inc. for marketing services. This agreement has a guaranteed spend commitment of $23.0 million over a two-year period ending May 28, 2022.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 31, 2021 and August 1, 2020
(Unaudited)
Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033. Ollie’s made $0.8 million in rent payments to such related parties during each of the twenty-six weeks ended July 31, 2021 and August 1, 2020. The lease payments are included in the operating lease disclosures stated above.

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

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	July 31, 2021	August 1, 2020	January 30, 2021
Compensation and benefits	$24,651	$23,612	$32,943
Deferred revenue	10,248	11,174	10,015
Freight	7,129	7,050	7,180
Real estate related	6,432	5,196	5,753
Sales and use taxes	6,285	6,718	6,487
Insurance	5,901	5,766	6,318
Advertising	2,933	1,353	4,325
Other	16,849	16,652	17,538
	$80,428	$77,521	$90,559

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 31, 2021 and August 1, 2020
(Unaudited)
(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases as of July 31, 2021, August 1, 2020 and January 30, 2021.

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

Under the terms of the Revolving Credit Facility, as of July 31, 2021, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of July 31, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility, with $88.6 million of borrowing availability, outstanding letters of credit commitments of $11.2 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the twenty-six weeks ended July 31, 2021.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s condensed consolidated balance sheet as of July 31, 2021, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen weeks and twenty-six weeks ended July 31, 2021 were 24.8% and 23.4%, respectively. The effective tax rates during the thirteen and twenty-six weeks ended August 1, 2020 were (8.0)% and 1.7%, respectively. The effective tax rates during the thirteen and twenty-six weeks ended July 31, 2021 were affected by excess tax benefits related to stock-based compensation of $0.4 million and $2.5 million, respectively. The thirteen and twenty-six weeks ended August 1, 2020 included a similar discrete tax benefit of $30.5 million and $31.7 million, respectively, primarily due to the exercise of stock options by the estate of a former executive of the Company.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of July 31, 2021, there were 2,570,106 shares available for grant under the 2015 Plan.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 31, 2021 and August 1, 2020
(Unaudited)
Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the twenty-six weeks ended July 31, 2021 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 30, 2021	1,244,235	$42.39
Granted	277,990	86.13
Forfeited	(42,906)	62.55
Exercised	(181,337)	37.49
Outstanding at July 31, 2021	1,297,982	51.77	7.3
Exercisable at July 31, 2021	514,474	33.64	5.2

The weighted average grant date fair value per option for options granted during the twenty-six weeks ended July 31, 2021 and August 1, 2020 was $34.02 and $13.13, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	July 31, 2021	August 1, 2020
Risk-free interest rate	1.33%	0.77%
Expected dividend yield	-	-
Expected life (years)	6.25 years	6.25 years
Expected volatility	38.38%	30.49%

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

A summary of the Company’s RSU activity and related information for the twenty-six weeks ended July 31, 2021 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at January 30, 2021	148,838	$52.28
Granted	52,970	86.17
Forfeited	(4,181)	54.58
Vested	(55,333)	42.73
Non-vested balance at July 31, 2021	142,294	68.54

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $2.3 million and $1.7 million for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively, and $4.3 million and $3.0 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.

As of July 31, 2021, there was $22.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years.  Compensation costs related to awards are recognized using the straight-line method.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 31, 2021 and August 1, 2020
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

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program.  Both of these authorizations are authorized to be executed through January 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time.

During the twenty-six weeks ended July 31, 2021, the Company repurchased 430,178 shares of its common stock for $35.3 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash generated from operations. As of July 31, 2021, the Company had $164.7 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

(10)	Subsequent Event

Subsequent to July 31, 2021 through August 30, 2021, the Company repurchased 464,857 shares of its common stock for $36.4 million, inclusive of transaction costs, pursuant to its share repurchase program resulting in $128.3 million remaining under its share repurchase authorization.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2021” refer to the 52-week period of January 31, 2021 to January 29, 2022.  References to “2020” refer to the 52-week period of February 2, 2020 to January 30, 2021.  References to the “second quarter of fiscal 2021” and the “second quarter of fiscal 2020” refer to the thirteen weeks of May 2, 2021 to July 31, 2021 and May 3, 2020 to August 1, 2020, respectively.  Year-to-date periods ended July 31, 2021 and August 1, 2020 refer to the twenty-six weeks of January 31, 2021 to July 31, 2021 and February 2, 2020 to August 1, 2020, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with our status as a “brick and mortar” only retailer; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, transportation and shipping challenges, and potential increases in tariffs on imported goods; outbreak of viruses or widespread illness, including the continued impact of COVID-19 and continuing or renewed regulatory responses thereto; our inability to operate our stores due to civil unrest and related protests or disturbances; our failure to properly hire and to retain key personnel and other qualified personnel; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop and open, the loss of, or disruption or interruption in the operations of, our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising and promotional efforts; the seasonal nature of our business; risks associated with the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail; changes in government regulations, procedures and requirements; risks associated with natural disasters, whether or not caused by climate change; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

COVID-19 Update

The COVID-19 pandemic has significantly impacted the U.S. and global economies, resulting in business slowdowns or shutdowns, reduced economic activity, changes in consumer behavior, and changes in the mindset and availability of the labor force.  We continue to monitor the impact of the pandemic on our business, including on our associates, customers, business partners and supply chain.

We continue to take measures to protect the health and safety of our associates and customers, a primary concern of our management team.  We have also taken measures to support the communities that we serve to address the challenges posed by the pandemic.

Following the onset of the pandemic, our net sales have benefited from increased consumer spending associated with federal stimulus funds for said pandemic.  At this time, there is uncertainty with regard to the continuation of these stimulus measures and, as a result, there may be potential changes in consumer spending behavior or demand.   In addition, we are experiencing labor pressures at both our stores and distribution centers, and we are experiencing supply chain disruptions due to COVID-19 and related measures.  We are increasing our hiring efforts in certain impacted markets and working closely with our suppliers and transportation partners to mitigate the impact of the supply chain challenges.  The potential significance and duration of these elevated costs is uncertain, and we will continue to assess and respond to current and evolving conditions.

As we continue to monitor the COVID-19 pandemic and potentially take actions based on the requirements and recommendations of federal, state and local authorities, we intend to focus on managing the business for future, long-term growth.  In certain circumstances, there may be developments outside our control, including resurgences of COVID-19 and, in particular, new and more contagious or vaccine resistant variants, requiring us to refine our operations.  As such, given the evolving nature of the pandemic, we cannot reasonably estimate its impact on our financial condition, results of operations or cash flows in the future.  Refer to Part I, Item 1A. Risk Factors of our 2020 Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 409 stores located in 28 states as of July 31, 2021.

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

We have a proven portable, flexible and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target new store sales of approximately $4 million in their first full year of operations.

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

Index
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

Index
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

Operating Income

Operating income is gross profit less SG&A, depreciation and amortization and pre-opening expenses.  Operating income excludes net interest income or expense and income tax expense or benefit.  We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

Index
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

Store Openings and Closings

We opened 12 and six new stores in the second quarters of fiscal 2021 and fiscal 2020, respectively. In connection with these store openings, we incurred expenses of $2.5 million and $1.5 million for the second quarters of fiscal 2021 and fiscal 2020, respectively. We opened 23 new stores, including two relocated stores, in the twenty-six weeks ended July 31, 2021. We opened 23 new stores and closed two stores, one as planned and one closed temporarily due to smoke damage from a fire at an adjacent tenant, in the twenty-six weeks ended August 1, 2020. In connection with these store openings and closings, we incurred expenses of $5.1 million and $5.3 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.

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

Index
We derived the condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$415,881	$529,313	$868,373	$878,676
Cost of sales	252,846	322,471	522,728	531,468
Gross profit	163,035	206,842	345,645	347,208
Selling, general and administrative expenses	110,119	109,149	214,489	198,869
Depreciation and amortization expenses	4,669	4,122	9,153	8,066
Pre-opening expenses	2,541	1,545	5,076	5,267
Operating income	45,706	92,026	116,927	135,006
Interest expense (income), net	66	(26)	41	(109)
Income before income taxes	45,640	92,052	116,886	135,115
Income tax expense (benefit)	11,317	(7,331)	27,343	2,276
Net income	$34,323	$99,383	$89,543	$132,839
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.8	60.9	60.2	60.5
Gross profit	39.2	39.1	39.8	39.5
Selling, general and administrative expenses	26.5	20.6	24.7	22.6
Depreciation and amortization expenses	1.1	0.8	1.1	0.9
Pre-opening expenses	0.6	0.3	0.6	0.6
Operating income	11.0	17.4	13.5	15.4
Interest expense (income), net	—	—	—	—
Income before income taxes	11.0	17.4	13.5	15.4
Income tax expense (benefit)	2.7	(1.4)	3.1	0.3
Net income	8.3%	18.8%	10.3%	15.1%
Select operating data:
New store openings	12	6	23	23
Number of closed stores	—	—	(2)	(2)
Number of stores open at end of period	409	366	409	366
Average net sales per store (2)	$1,024	$1,454	$2,173	$2,441
Comparable stores sales change	(28.0)%	43.3%	(9.3)%	20.2%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	( dollars in thousands)
Net income	$34,323	$99,383	$89,543	$132,839
Interest expense (income), net	66	(26)	41	(109)
Depreciation and amortization expenses (1)	6,094	5,653	12,012	11,063
Income tax expense (benefit)	11,317	(7,331)	27,343	2,276
EBITDA	51,800	97,679	128,939	146,069
Non-cash stock-based compensation expense	2,312	1,727	4,332	3,046
Adjusted EBITDA	$54,112	$99,406	$133,271	$149,115

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Second Quarter of Fiscal 2021 Compared to Second Quarter of Fiscal 2020

Net Sales

Net sales decreased to $415.9 million in the second quarter of fiscal 2021 from $529.3 million in the second quarter of fiscal 2020, a decrease of $113.4 million, or 21.4%.  The decrease was the result of a comparable store sales decrease of $139.4 million offset by an increase in non-comparable store sales of $26.0 million.  The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales decreased 28.0% in the second quarter of fiscal 2021 compared with a 43.3% increase in the second quarter of fiscal 2020.  In the second quarter of fiscal 2020, we benefited from increased consumer spending associated with federal economic stimulus funds for the COVID-19 pandemic and having our stores open during the quarter while other retailers were closed for a portion of the period.

The decrease in comparable store sales in the quarter consisted of a decrease in both the number of transactions and average transaction size.  Sales in our health and beauty aids and housewares departments significantly decreased during the quarter due to a surge of COVID-related personal protective equipment and cleaning supplies sales in the prior year.

Gross Profit and Gross Margin

Gross profit decreased to $163.0 million in the second quarter of fiscal 2021 from $206.8 million in the second quarter of fiscal 2020, a decrease of $43.8 million, or 21.2%. Gross margin increased 10 basis points to 39.2% in the second quarter of fiscal 2021 from 39.1% in the second quarter of fiscal 2020.  The increase in gross margin in the second quarter of fiscal 2021 is due to improvement in the merchandise margin, partially offset by deleveraging of supply chain costs, primarily the result of higher transportation expenses.

Selling, General and Administrative Expenses

SG&A increased to $110.1 million in the second quarter of fiscal 2021 from $109.1 million in the second quarter of fiscal 2020, an increase of $1.0 million, or 0.9%, primarily driven by an increased number of stores and partially offset by tight expense controls throughout the organization.  As a percentage of net sales, SG&A increased 590 basis points to 26.5% in the second quarter of fiscal 2021 from 20.6% in the second quarter of fiscal 2020.  The increase was primarily due to significant deleveraging as a result of the decrease in sales.

Index
Pre-Opening Expenses

Pre-opening expenses for new stores increased to $2.5 million in the second quarter of fiscal 2021 from $1.5 million in the second quarter of fiscal 2020 due to the comparative number and timing of new stores.  We opened 12 and six new stores in the second quarters of fiscal 2021 and fiscal 2020, respectively.  As a percentage of net sales, pre-opening expenses increased 30 basis points to 0.6% in the second quarter of fiscal 2021 from 0.3% in the second quarter of fiscal 2020.

Income Tax Expense (Benefit)

Income tax expense in the second quarter of fiscal 2021 was $11.3 million compared to income tax benefit of $7.3 million in the second quarter of fiscal 2020.   The effective tax rates for the second quarters of fiscal 2021 and fiscal 2020 were 24.8% and (8.0)%, respectively.  The variance in the effective tax rates in the quarters was primarily due to a significant decrease in excess tax benefits related to stock-based compensation.  The prior year effective tax rate was impacted by tax benefits due to the exercise of stock options by the estate of the Company’s former chief executive officer.  Discrete tax benefits totaled $0.4 million and $30.5 million in the second quarter of fiscal 2021 and the second quarter of fiscal 2020, respectively.

Net Income

As a result of the foregoing, net income decreased to $34.3 million in the second quarter of fiscal 2021 from $99.4 million in the second quarter of fiscal 2020, a decrease of $65.1 million or 65.5%.

Adjusted EBITDA

Adjusted EBITDA decreased to $54.1 million in the second quarter of fiscal 2021 from $99.4 million in the second quarter of fiscal 2020, a decrease of $45.3 million, or 45.6%.

Twenty-Six Weeks 2021 Compared to Twenty-Six Weeks 2020

Net Sales

Net sales decreased to $868.4 million in the twenty-six weeks ended July 31, 2021 from $878.7 million in the twenty-six weeks ended August 1, 2020, a decrease of $10.3 million, or 1.2%.  The decrease was the result of a comparable store sales decrease of $77.0 million and a non-comparable store sales increase of $66.7 million.  The increase in non-comparable store sales was driven by new store unit growth and strong new store performance.

Comparable store sales decreased 9.3% in the twenty-six weeks ended July 31, 2021 compared with a 20.2% increase in the twenty-six weeks ended August 1, 2020.  In fiscal 2020, we benefited from increased consumer spending associated with federal economic stimulus funds for the COVID-19 pandemic and having our stores open while other retailers were closed for a portion of the period.

The decrease in comparable store sales in the twenty-six weeks ended July 31, 2021 consisted of a decrease in both the number of transactions and average transaction size.  Sales in our health and beauty aids and housewares departments significantly decreased in the twenty-six weeks ended July 31, 2021 due to a surge of COVID-related personal protective equipment and cleaning supplies sales in the prior year.

Gross Profit and Gross Margin

Gross profit decreased to $345.6 million in the twenty-six weeks ended July 31, 2021 from $347.2 million in the twenty-six weeks ended August 1, 2020, a decrease of $1.6 million, or 0.5%. Gross margin increased 30 basis points to 39.8% in the twenty-six weeks ended July 31, 2021 from 39.5% in the twenty-six weeks ended August 1, 2020.  The increase in gross margin in the twenty-six weeks ended July 31, 2021 is due to improvement in the merchandise margin, partially offset by increases in and deleveraging of supply chain costs, primarily the result of higher transportation expenses.

Selling, General and Administrative Expenses

SG&A increased to $214.5 million in the twenty-six weeks ended July 31, 2021 from $198.9 million in the twenty-six weeks ended August 1, 2020, an increase of $15.6 million, or 7.9%, primarily driven by an increased number of stores and partially offset by tight expense controls throughout the organization.  As a percentage of net sales, SG&A increased 210 basis points to 24.7% in the twenty-six weeks ended July 31, 2021 from 22.6% in the twenty-six weeks ended August 1, 2020.  The increase was primarily due to a significant deleveraging as a result of the decrease in sales.

Index
Pre-Opening Expenses

Pre-opening expenses for new stores decreased to $5.1 million in the twenty-six weeks ended July 31, 2021 from $5.3 million in the twenty-six weeks ended August 1, 2020 due to the comparative number and timing of new stores.  During the twenty-six weeks ended July 31, 2021, we opened 23 stores, including two relocated stores. During the twenty-six weeks ended August 1, 2020, we opened 23 stores and closed two stores, one as planned and one closed temporarily due to smoke damage from a fire at an adjacent tenant.  As a percentage of net sales, pre-opening expenses were 0.6% in both the twenty-six weeks ended July 31, 2021 and August 1, 2020.

Income Tax Expense

Income tax expense in the twenty-six weeks ended July 31, 2021 was $27.3 million compared to income tax expense of $2.3 million in the twenty-six weeks ended August 1, 2020.   The effective tax rates for the twenty-six weeks ended July 31, 2021 and August 1, 2020 were 23.4% and 1.7%, respectively. The variance in the effective tax rates in the twenty-six week periods was primarily due to a significant decrease in excess tax benefits related to stock-based compensation.  The prior year effective tax rate was impacted by tax benefits due to the exercise of stock options by the estate of the Company’s former chief executive officer.  Discrete tax benefits totaled $2.5 million and $31.7 million in the twenty-six weeks ended July 31, 2021 and the twenty-six weeks ended August 1, 2020, respectively.

Net Income

As a result of the foregoing, net income decreased to $89.5 million in the twenty-six weeks ended July 31, 2021 from $132.8 million in the twenty-six weeks ended August 1, 2020, a decrease of $43.3 million or 32.6%.

Adjusted EBITDA

Adjusted EBITDA decreased to $133.3 million in the twenty-six weeks ended July 31, 2021 from $149.1 million in the twenty-six weeks ended August 1, 2020, a decrease of $15.8 million, or 10.6%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our revolving credit facility (“Revolving Credit Facility”).  Our primary cash needs are for capital expenditures and working capital.  As of July 31, 2021, we had $88.6 million available to borrow under our Revolving Credit Facility and $444.3 million of cash and cash equivalents on hand. For further information regarding our Revolving Credit Facility, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $8.2 million and $5.7 million for capital expenditures during the second quarters of fiscal 2021 and fiscal 2020, respectively. For the twenty-six weeks ended July 31, 2021, we spent $17.7 million for capital expenditures compared to $18.1 million for the twenty-six weeks ended August 1, 2020. We expect to fund capital expenditures from net cash provided by operating activities. We opened 23 new stores including two relocated stores during the twenty-six weeks ended July 31, 2021 and expect to open approximately 46 to 47 stores during 2021. However, we may experience delays in construction and permitting of new stores due to COVID-19.

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

Share Repurchase Program

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of our common stock.  This initial tranche expired on March 26, 2021.  The Board authorized the repurchase of another $100.0 million of our common stock on December 15, 2020 and a $100.0 million increase on March 16, 2021, resulting in $200.0 million approved for share repurchases through January 13, 2023.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.

During the twenty-six weeks ended July 31, 2021, we repurchased 430,178 shares of our common stock for $35.3 million, inclusive of transaction costs, pursuant to our share repurchase program. We made no share repurchases during the twenty-six weeks ended August 1, 2020.  These expenditures were funded by cash generated from operations.  As of July 31, 2021, we had $164.7 million remaining under our share repurchase authorization.

Subsequent to July 31, 2021 through August 30, 2021, we invested $36.4 million, inclusive of transaction costs, to repurchase an additional 464,857 shares of our common stock, resulting in $128.3 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six weeks ended
	July 31, 2021	August 1, 2020
	(in thousands)
Net cash provided by operating activities	$41,846	$210,194
Net cash used in investing activities	(14,747)	(18,045)
Net cash (used in) provided by financing activities	(29,963)	23,011
Net (decrease) increase in cash and cash equivalents	$(2,864)	$215,160

Cash Provided by Operating Activities

Net cash provided by operating activities was $41.8 million for the twenty-six weeks ended July 31, 2021 compared to $210.2 million for the twenty-six weeks ended August 1, 2020.  The decrease in net cash provided by operating activities for the twenty-six weeks ended July 31, 2021 was primarily due to a decrease in net sales.

Index
Cash Used in Investing Activities

Net cash used in investing activities for the twenty-six weeks ended July 31, 2021 was $14.7 million compared to net cash used in investing activities of $18.0 million for the twenty-six weeks ended August 1, 2020.  The comparative decrease in cash used in investing activities is primarily from proceeds from sale of property and equipment in the current year.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $30.0 million in the twenty-six weeks ended July 31, 2021 as compared with net cash provided by financing activities of $23.0 million in the twenty-six weeks ended August 1, 2020.  The net cash outflow in the twenty-six weeks ended July 31, 2021 is due to payment for shares repurchased, partially offset by proceeds from stock option exercises.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of July 31, 2021, we had no outstanding variable rate debt.

As of July 31, 2021, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended July 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended July 31, 2021 is as follows:

Index
Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
May 2, 2021 through May 29, 2021	251,948	$79.40	251,948	$170,415,416
May 30, 2021 through July 3, 2021	59,945	$83.97	59,945	$165,381,786
July 4, 2021 through July 31, 2021	7,663	$83.73	7,663	$164,740,156
Total	319,556		319,556

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program resulting in $200.0 million approved for share repurchases through January 13, 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time. As of July 31, 2021, the Company had $164.7 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
†10.1
Separation Agreement and General Release, dated August 11, 2021, by and between Ollie’s Bargain Outlet, Inc. and Raymond Daugherty (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on August 12, 2021 (No. 001-37501)).

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: August 31, 2021	/s/	Jay Stasz
Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)