Form 10-Q
period 2021-10-30
Ollie's Bargain Outlet Holdings, Inc.
filed 2021-12-07
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 2, 2021 was 63,125,090.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$383,487	$414,382	$1,251,860	$1,293,058
Cost of sales	230,927	242,881	753,655	774,349
Gross profit	152,560	171,501	498,205	518,709
Selling, general and administrative expenses	114,048	105,830	328,537	304,699
Depreciation and amortization expenses	4,956	4,230	14,109	12,296
Pre-opening expenses	3,343	3,656	8,419	8,923
Operating income	30,213	57,785	147,140	192,791
Interest expense (income), net	70	(93)	111	(202)
Income before income taxes	30,143	57,878	147,029	192,993
Income tax expense	6,958	12,681	34,301	14,957
Net income	$23,185	$45,197	$112,728	$178,036
Earnings per common share:
Basic	$0.36	$0.69	$1.74	$2.76
Diluted	$0.36	$0.68	$1.72	$2.71
Weighted average common shares outstanding:
Basic	63,915	65,388	64,909	64,524
Diluted	64,298	66,121	65,414	65,799

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 30, 2021	October 31, 2020	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$229,726	$325,525	$447,126
Inventories	471,800	394,896	353,704
Accounts receivable	603	203	621
Prepaid expenses and other assets	10,386	11,878	7,316
Total current assets	712,515	732,502	808,767
Property and equipment, net of accumulated depreciation of $116,088, $93,361 and $98,627, respectively	146,675	138,691	138,712
Operating lease right-of-use assets	409,665	382,787	380,546
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,299	2,472	2,421
Total assets	$1,946,563	$1,931,861	$2,005,855
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$353	$361	$328
Accounts payable	121,893	124,823	117,217
Income taxes payable	-	-	10,960
Current portion of operating lease liabilities	73,837	65,162	64,732
Accrued expenses and other	78,513	85,814	90,559
Total current liabilities	274,596	276,160	283,796
Revolving credit facility	-	-	-
Long-term debt	724	649	656
Deferred income taxes	66,416	64,622	65,064
Long-term operating lease liabilities	344,344	322,950	321,454
Other long-term liabilities	3	5	4
Total liabilities	686,083	664,386	670,974
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,454, 66,117 and 66,165 shares issued, respectively	66	66	66
Additional paid-in capital	661,787	645,902	648,949
Retained earnings	838,995	661,607	726,267
Treasury - common stock, at cost; 3,382, 698 and 702 shares, respectively	(240,368)	(40,100)	(40,401)
Total stockholders’ equity	1,260,480	1,267,475	1,334,881
Total liabilities and stockholders’ equity	$1,946,563	$1,931,861	$2,005,855

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended October 30, 2021 and October 31, 2020
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of July 31, 2021	66,388	$66	(1,132)	$(75,661)	$658,899	$815,810	$1,399,114
Stock-based compensation expense	-	-	-	-	1,627	-	1,627
Proceeds from stock options exercised	65	-	-	-	1,304	-	1,304
Vesting of restricted stock	2	-	-	-	-	-	-
Common shares withheld for taxes	(1)	-	-	-	(43)	-	(43)
Shares repurchased	-	-	(2,250)	(164,707)	-	-	(164,707)
Net income	-	-	-	-	-	23,185	23,185
Balance as of October 30, 2021	66,454	$66	(3,382)	$(240,368)	$661,787	$838,995	$1,260,480

Balance as of August 1, 2020	66,005	$66	(698)	$(40,100)	$641,677	$616,410	$1,218,053
Stock-based compensation expense	-	-	-	-	1,709	-	1,709
Proceeds from stock options exercised	112	-	-	-	2,528	-	2,528
Common shares withheld for taxes	-	-	-	-	(12)	-	(12)
Net income	-	-	-	-	-	45,197	45,197
Balance as of October 31, 2020	66,117	$66	(698)	$(40,100)	$645,902	$661,607	$1,267,475

	Thirty-nine weeks ended October 30, 2021 and October 31, 2020
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 30, 2021	66,165	$66	(702)	$(40,401)	$648,949	$726,267	$1,334,881
Stock-based compensation expense	-	-	-	-	5,959	-	5,959
Proceeds from stock options exercised	246	-	-	-	8,103	-	8,103
Vesting of restricted stock	57	-	-	-	-	-	-
Common shares withheld for taxes	(14)	-	-	-	(1,224)	-	(1,224)
Shares repurchased	-	-	(2,680)	(199,967)	-	-	(199,967)
Net income	-	-	-	-	-	112,728	112,728
Balance as of October 30, 2021	66,454	$66	(3,382)	$(240,368)	$661,787	$838,995	$1,260,480

Balance as of February 1, 2020	63,712	$64	(698)	$(40,100)	$615,350	$483,571	$1,058,885
Stock-based compensation expense	-	-	-	-	4,755	-	4,755
Proceeds from stock options exercised	2,358	2	-	-	26,611	-	26,613
Vesting of restricted stock	64	-	-	-	-	-	-
Common shares withheld for taxes	(17)	-	-	-	(814)	-	(814)
Net income	-	-	-	-	-	178,036	178,036
Balance as of October 31, 2020	66,117	$66	(698)	$(40,100)	$645,902	$661,607	$1,267,475

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-nine weeks ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net income	$112,728	$178,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,232	16,634
Amortization of debt issuance costs	192	192
(Gain) loss on sale of assets	(158)	1
Deferred income tax provision	1,352	5,221
Stock-based compensation expense	5,959	4,755
Changes in operating assets and liabilities:
Inventories	(118,096)	(59,715)
Accounts receivable	18	2,637
Prepaid expenses and other assets	(3,140)	(6,443)
Accounts payable	4,543	62,904
Income taxes payable	(10,960)	(3,906)
Accrued expenses and other liabilities	(7,979)	35,598
Net cash provided by operating activities	2,691	235,914
Cash flows from investing activities:
Purchases of property and equipment	(29,618)	(25,908)
Proceeds from sale of property and equipment	3,105	77
Net cash used in investing activities	(26,513)	(25,831)
Cash flows from financing activities:
Repayments on finance leases	(490)	(307)
Proceeds from stock option exercises	8,103	26,613
Common shares withheld for taxes	(1,224)	(814)
Payment for shares repurchased	(199,967)	-
Net cash (used in) provided by financing activities	(193,578)	25,492
Net (decrease) increase in cash and cash equivalents	(217,400)	235,575
Cash and cash equivalents at the beginning of the period	447,126	89,950
Cash and cash equivalents at the end of the period	$229,726	$325,525
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$288	$245
Income taxes	$50,160	$20,725
Non-cash investing activities:
Accrued purchases of property and equipment	$1,577	$1,455

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 30, 2021 and October 31, 2020
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

Since its first store opened in 1982, the Company has grown to 426 retail locations in 29 states as of October 30, 2021. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended October 30, 2021 and October 31, 2020 refer to the thirteen weeks from August 1, 2021 to October 30, 2021 and from August 2, 2020 to October 31, 2020, respectively.  References to year-to-date periods ended October 30, 2021 and October 31, 2020 refer to the thirty-nine weeks from January 31, 2021 to October 30, 2021 and from February 2, 2020 to October 31, 2020, respectively. References to “2020” refer to the fiscal year ended January 30, 2021 and references to “2021” refer to the fiscal year ending January 29, 2022.  Both periods consist of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of October 30, 2021 and October 31, 2020, and the condensed consolidated statements of income and stockholders’ equity for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2021 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
October 30, 2021 and October 31, 2020
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

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies. The outbreak of COVID-19 and related measures to quell the outbreak have impacted the Company’s inventory supply chain, operations and customer demand.  The Company is continuing to experience labor pressures in its stores and distribution centers as well as supply chain disruptions due to the ongoing impacts of COVID-19 and related measures.  The COVID-19 pandemic could further affect the Company’s operations and the operations of its suppliers and vendors as a result of continuing or renewed restrictions and limitations on travel, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions. The extent to which the COVID-19 pandemic will impact the Company’s operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 30, 2021 and October 31, 2020
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

	Thirty-nine weeks ended
	October 30, 2021	October 31, 2020
Beginning balance	$8,113	$8,254
Revenue deferred	11,577	13,516
Revenue recognized	(11,589)	(11,862)
Ending balance	$8,101	$9,908

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

	Thirty-nine weeks ended
	October 30, 2021	October 31, 2020
Beginning balance	$1,902	$1,679
Gift card issuances	3,499	2,951
Gift card redemption and breakage	(3,488)	(2,969)
Ending balance	$1,913	$1,661

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 30, 2021 and October 31, 2020
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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Net income	$23,185	$45,197	$112,728	$178,036
Weighted average number of common shares outstanding - Basic	63,915	65,388	64,909	64,524
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	383	733	505	1,275
Weighted average number of common shares outstanding - Diluted	64,298	66,121	65,414	65,799
Earnings per common share - Basic	$0.36	$0.69	$1.74	$2.76
Earnings per common share - Diluted	$0.36	$0.68	$1.72	$2.71

The effect of the weighted average assumed exercise of stock options outstanding totaling 408,514 and 186,270 for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively, and 379,657 and 368,237 for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 43,159 and 394 for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively and 14,386 and 16,062 for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 30, 2021 and October 31, 2020
(Unaudited)
The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of October 30, 2021 (in thousands):

2021	$12,494
2022	89,195
2023	88,868
2024	70,731
2025	55,051
Thereafter	152,763
Total undiscounted lease payments (1)	469,102
Less: Imputed interest	(50,921)
Total lease obligations	418,181
Less: Current obligations under leases	(73,837)
Long-term lease obligations	$344,344

(1)	Lease obligations exclude $36.0 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods (dollars in thousands):

	Thirty-nine weeks ended
	October 30, 2021	October 31, 2020

Cash paid for operating leases	$63,532	$50,640
Operating lease cost	64,177	57,535
Variable lease cost	5,532	3,879
Non-cash right-of-use assets obtained in exchange for lease obligations	50,780	52,966
Weighted-average remaining lease term	6.7 years	6.8 years
Weighted-average discount rate	3.6%	4.1%

Marketing Commitment

The Company has entered into an agreement with Valassis Communications, Inc. for marketing services. This agreement has a guaranteed spend commitment of $23.0 million over a two-year period ending May 28, 2022.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 30, 2021 and October 31, 2020
(Unaudited)
Related Party Leases

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033. Ollie’s made $1.2 million in rent payments to such related parties during each of the thirty-nine weeks ended October 30, 2021 and October 31, 2020. The lease payments are included in the operating lease disclosures stated above.

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

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	October 30, 2021	October 31, 2020	January 30, 2021
Compensation and benefits	$23,475	$25,378	$32,943
Deferred revenue	10,014	11,569	10,015
Sales and use taxes	7,700	7,670	6,487
Real estate related	7,102	5,496	5,753
Insurance	6,778	6,614	6,318
Advertising	5,715	4,536	4,325
Freight	1,468	8,705	7,180
Other	16,261	15,846	17,538
	$78,513	$85,814	$90,559

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 30, 2021 and October 31, 2020
(Unaudited)
(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases as of October 30, 2021, October 31, 2020 and January 30, 2021.

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

Under the terms of the Revolving Credit Facility, as of October 30, 2021, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of October 30, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility, with $86.4 million of borrowing availability, outstanding letters of credit commitments of $13.4 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the thirty-nine weeks ended October 30, 2021.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s condensed consolidated balance sheet as of October 30, 2021, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen weeks and thirty-nine weeks ended October 30, 2021 were 23.1% and 23.3%, respectively. The effective tax rates during the thirteen and thirty-nine weeks ended October 31, 2020 were 21.9% and 7.8%, respectively. The effective tax rates during the thirteen and thirty-nine weeks ended October 30, 2021 were affected by excess tax benefits related to stock-based compensation of $1.0 million and $3.4 million, respectively. The thirteen and thirty-nine weeks ended October 31, 2020 included a similar discrete tax benefit of $2.0 million and $33.8 million, respectively. The tax benefit during the thirty-nine weeks ended October 31, 2020 is primarily due to the exercise of stock options by the estate of a former executive of the Company.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of October 30, 2021, there were 2,636,926 shares available for grant under the 2015 Plan.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 30, 2021 and October 31, 2020
(Unaudited)
Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirty-nine weeks ended October 30, 2021 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 30, 2021	1,244,235	$42.39
Granted	288,612	85.57
Forfeited	(107,462)	61.91
Exercised	(246,016)	32.94
Outstanding at October 30, 2021	1,179,369	53.15	7.2
Exercisable at October 30, 2021	450,530	35.60	5.1

The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was $33.80 and $13.13, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirty-nine weeks ended
	October 30, 2021	October 31, 2020
Risk-free interest rate	1.33%	0.77%
Expected dividend yield	-	-
Expected life (years)	6.25 years	6.25 years
Expected volatility	38.38%	30.49%

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

A summary of the Company’s RSU activity and related information for the thirty-nine weeks ended October 30, 2021 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at January 30, 2021	148,838	$52.28
Granted	55,790	85.18
Forfeited	(19,887)	62.27
Vested	(57,373)	42.99
Non-vested balance at October 30, 2021	127,368	69.31

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $1.6 million and $1.7 million for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively, and $6.0 million and $4.8 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.

As of October 30, 2021, there was $18.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.8 years.  Compensation costs related to awards are recognized using the straight-line method.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 30, 2021 and October 31, 2020
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

During the thirty-nine weeks ended October 30, 2021, the Company repurchased 2,679,507 shares of its common stock for $200.0 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash generated from operations. As of October 30, 2021, the Company had $33,000 remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.  See Note 10 for additional information.

(10)	Subsequent Event

On November 30, 2021, the Board of Directors of the Company authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023, subject to extension or earlier termination by the Board of Directors at any time. See Note 9 for additional information.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2021” refer to the 52-week period of January 31, 2021 to January 29, 2022.  References to “2020” refer to the 52-week period of February 2, 2020 to January 30, 2021.  References to the “third quarter of fiscal 2021” and the “third quarter of fiscal 2020” refer to the thirteen weeks of August 1, 2021 to October 30, 2021 and August 2, 2020 to October 31, 2020, respectively.  Year-to-date periods ended October 30, 2021 and October 31, 2020 refer to the thirty-nine weeks of January 31, 2021 to October 30, 2021 and February 2, 2020 to October 31, 2020, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Following the onset of the pandemic, our net sales initially benefited from increased consumer spending associated with federal stimulus funds for said pandemic.  At this time, there is uncertainty with regard to the continuation of these stimulus measures and, as a result, there may be potential changes in consumer spending behavior or demand.   In addition, we are experiencing labor pressures at both our stores and distribution centers, higher import and  trucking costs, and supply chain disruptions due to the impacts of COVID-19 and related measures.  We are increasing our hiring efforts in certain impacted markets and working closely with our suppliers and transportation partners to mitigate the impact of the supply chain challenges.  The significance and duration of these and other potential elevated costs is uncertain, and we will continue to assess and respond to current and evolving conditions.

As we continue to monitor the COVID-19 pandemic and potentially take actions based on the requirements and recommendations of federal, state and local authorities, we intend to focus on managing the business for future, long-term growth.  In certain circumstances, there may be developments outside our control, including resurgences of COVID-19 and, in particular, new and more contagious or vaccine resistant variants, requiring us to refine our operations.  As such, given the evolving nature of the pandemic, we cannot reasonably estimate its impact on our financial condition, results of operations or cash flows in the future.  Refer to Part II, Item 1A. Risk Factors of this Form 10-Q and Part I, Item 1A. Risk Factors of our 2020 Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 426 stores located in 29 states as of October 30, 2021.

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

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, contributing to the growth in net sales and profitability of our business.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

The spending habits of our customers are subject to macroeconomic conditions and changes in discretionary income.  Our customers’ discretionary income is primarily impacted by gas prices, wages, and consumer trends and preferences, which fluctuate depending on the environment.  However, because we offer a broad selection of merchandise at extreme values, we believe we are generally less impacted than other retailers by economic cycles that correspond with declines in general consumer spending habits.  We believe we also benefit from periods of increased consumer spending.

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

Gross Profit and Gross Margin

Gross profit is equal to our net sales less our cost of sales.  Cost of sales includes merchandise costs, inventory markdowns, shrinkage and transportation, distribution and warehousing costs, including depreciation and amortization. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit.

In addition, our gross margin is impacted by product mix, as some products generally provide higher gross margins, by our merchandise mix and availability, and by our merchandise cost, which can vary.

Our gross profit is variable in nature and generally follows changes in net sales.  We regularly analyze the components of gross profit, as well as gross margin.  Specifically, our product margin and merchandise mix is reviewed by our merchant team and senior management, ensuring strict adherence to internal margin goals.  Our disciplined buying approach has produced consistent gross margins and we believe helps to mitigate adverse impacts on gross profit and results of operations.

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

Depreciation and Amortization Expenses

Property and equipment are stated at original cost less accumulated depreciation and amortization. Depreciation and amortization expenses are calculated over the estimated useful lives of the related assets, or in the case of leasehold improvements, the lesser of the useful lives or the remaining term of the lease. Expenditures for additions, renewals, and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed on the straight-line method for financial reporting purposes. Depreciation and amortization as it relates to our distribution centers is included within cost of sales on the condensed consolidated statements of income.

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

Index
Factors Affecting the Comparability of our Results of Operations

Our results over the past two years have been affected by the following factors, which must be understood in order to assess the comparability of our period-to-period financial performance and condition.

Historical Results

Historical results are not necessarily indicative of the results to be expected for any future period.

Store Openings and Closings

We opened 18 new stores and temporarily closed one store due to weather-related events in the third quarter of fiscal 2021. We opened 19 new stores, including one relocated store, and re-opened a temporarily closed store in the third quarter of fiscal 2020. In connection with these store openings, relocations and closings, we incurred expenses of $3.3 million and $3.7 million for the third quarters of fiscal 2021 and fiscal 2020, respectively. We opened 41 new stores, including two relocated stores, and temporarily closed one additional store due to weather-related events in the thirty-nine weeks ended October 30, 2021. We opened 42 new stores, including one relocated store, and closed two additional stores in the thirty-nine weeks ended October 31, 2020. In connection with these store openings, relocations and closings, we incurred expenses of $8.4 million and $8.9 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.

Seasonality

Our business is seasonal in nature and demand is generally the highest in our fourth fiscal quarter due to the holiday sales season.  To prepare for the holiday sales season, we must order and keep in stock more merchandise than we carry during other times of the year and generally engage in additional marketing efforts.  We expect inventory levels, along with accounts payable and accrued expenses, to reach their highest levels in our third and fourth fiscal quarters in anticipation of increased net sales during the holiday sales season.  As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year.  Because we offer a broad selection of merchandise at extreme values, we believe we are generally less impacted than other retailers by economic cycles which correspond with declines in general consumer spending habits and we believe we still benefit from periods of increased consumer spending.

Index
Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$383,487	$414,382	$1,251,860	$1,293,058
Cost of sales	230,927	242,881	753,655	774,349
Gross profit	152,560	171,501	498,205	518,709
Selling, general and administrative expenses	114,048	105,830	328,537	304,699
Depreciation and amortization expenses	4,956	4,230	14,109	12,296
Pre-opening expenses	3,343	3,656	8,419	8,923
Operating income	30,213	57,785	147,140	192,791
Interest expense (income), net	70	(93)	111	(202)
Income before income taxes	30,143	57,878	147,029	192,993
Income tax expense	6,958	12,681	34,301	14,957
Net income	$23,185	$45,197	$112,728	$178,036
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.2	58.6	60.2	59.9
Gross profit	39.8	41.4	39.8	40.1
Selling, general and administrative expenses	29.7	25.5	26.2	23.6
Depreciation and amortization expenses	1.3	1.0	1.1	1.0
Pre-opening expenses	0.9	0.9	0.7	0.7
Operating income	7.9	13.9	11.8	14.9
Interest expense (income), net	—	—	—	—
Income before income taxes	7.9	14.0	11.7	14.9
Income tax expense	1.8	3.1	2.7	1.2
Net income	6.0%	10.9%	9.0%	13.8%
Select operating data:
New store openings	18	19	41	42
Number of closed stores	(1)	(1)	(3)	(3)
Number of stores re-opened	—	1	—	1
Number of stores open at end of period	426	385	426	385
Average net sales per store (2)	$916	$1,104	$3,089	$3,545
Comparable stores sales change	(15.5)%	15.3%	(11.3)%	18.6%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	( dollars in thousands)
Net income	$23,185	$45,197	$112,728	$178,036
Interest expense (income), net	70	(93)	111	(202)
Depreciation and amortization expenses (1)	6,398	5,784	18,410	16,847
Income tax expense	6,958	12,681	34,301	14,957
EBITDA	36,611	63,569	165,550	209,638
Non-cash stock-based compensation expense	1,627	1,709	5,959	4,755
Gain from insurance settlement	(312)	-	(312)	-
Adjusted EBITDA	$37,926	$65,278	$171,197	$214,393

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Third Quarter of Fiscal 2021 Compared to Third Quarter of Fiscal 2020

Net Sales

Net sales decreased to $383.5 million in the third quarter of fiscal 2021 from $414.4 million in the third quarter of fiscal 2020, a decrease of $30.9 million, or 7.5%.  The decrease was the result of a comparable store sales decrease of $61.2 million offset by an increase in non-comparable store sales of $30.3 million.  The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales decreased 15.5% in the third quarter of fiscal 2021 compared with a 15.3% increase in the third quarter of fiscal 2020.  The decrease in comparable store sales was due to a decrease in the number of transactions, partially offset by an increase in average transaction size.  Sales in our housewares, bed and bath and health and beauty aids departments significantly decreased during the quarter due to a prior-year surge of COVID-related personal protective equipment, home-related and cleaning supplies sales.

In the third quarter of fiscal 2020, we benefited from increased consumer spending in our stores driven by a shift in spend from COVID-impacted categories, such as travel, dining and experiences, to retail as well as impacts from stimulus related to the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the early part of the quarter.

Gross Profit and Gross Margin

Gross profit decreased to $152.6 million in the third quarter of fiscal 2021 from $171.5 million in the third quarter of fiscal 2020, a decrease of $18.9 million, or 11.0%. Gross margin decreased 160 basis points to 39.8% in the third quarter of fiscal 2021 from 41.4% in the third quarter of fiscal 2020.  The decrease in gross margin in the third quarter of fiscal 2021 is due to increased supply chain costs, primarily the result of higher import and trucking costs and, to a lesser extent, higher wage rates in the distribution centers, partially offset by an increased merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $114.0 million in the third quarter of fiscal 2021 from $105.8 million in the third quarter of fiscal 2020, an increase of $8.2 million, or 7.8%, primarily driven by an increased number of stores and higher wage rates in select markets.  As a percentage of net sales, SG&A increased 420 basis points to 29.7% in the third quarter of fiscal 2021 from 25.5% in the third quarter of fiscal 2020.  The increase was primarily due to deleveraging as a result of the decrease in sales.

Included in SG&A in the third quarter of fiscal 2021 is $0.3 million of income related to a gain from an insurance settlement. Excluding this gain, SG&A expenses increased 8.1% over third quarter of fiscal 2020 and as a percentage of net sales increased 430 basis points.

Index
  Pre-Opening Expenses

Pre-opening expenses for new stores decreased to $3.3 million in the third quarter of fiscal 2021 from $3.7 million in the third quarter of fiscal 2020 due to the comparative number and timing of new stores.  We opened 18 new stores and temporarily closed one store in the third quarter of fiscal 2021. We opened 19 new stores, including one relocation, and re-opened one temporarily closed store in the third quarter of fiscal 2020.  As a percentage of net sales, pre-opening expenses were 0.9% in both the third quarters of fiscal 2021 and fiscal 2020.

Income Tax Expense

Income tax expense totaled $7.0 million and $12.7 million in the third quarter of fiscal 2021 and the third quarter of fiscal 2020, respectively.  The effective tax rates for the third quarters of fiscal 2021 and fiscal 2020 were 23.1% and 21.9%, respectively.  The increased effective tax rate in the quarter was primarily due to a decrease in excess tax benefits related to stock-based compensation.  Discrete tax benefits totaled $1.0 million and $2.0 million in the third quarter of fiscal 2021 and the third quarter of fiscal 2020, respectively.

Net Income

As a result of the foregoing, net income decreased to $23.2 million in the third quarter of fiscal 2021 from $45.2 million in the third quarter of fiscal 2020, a decrease of $22.0 million or 48.7%.

Adjusted EBITDA

Adjusted EBITDA decreased to $37.9 million in the third quarter of fiscal 2021 from $65.3 million in the third quarter of fiscal 2020, a decrease of $27.4 million, or 41.9%.

Thirty-nine Weeks 2021 Compared to Thirty-nine Weeks 2020

Net Sales

Net sales decreased to $1.252 billion in the thirty-nine weeks ended October 30, 2021 from $1.293 billion in the thirty-nine weeks ended October 31, 2020, a decrease of $41.2 million, or 3.2%.  The decrease was the result of a comparable store sales decrease of $138.2 million and a non-comparable store sales increase of $97.0 million.  The increase in non-comparable store sales was driven by new store unit growth and strong new store performance.

Comparable store sales decreased 11.3% in the thirty-nine weeks ended October 30, 2021 compared with an 18.6% increase in the thirty-nine weeks ended October 31, 2020.  The decrease in comparable store sales primarily consisted of a decrease in the number of transactions and, to a lesser extent, average transaction size.  Sales in our health and beauty aids, housewares and bed and bath departments significantly decreased in the thirty-nine weeks ended October 30, 2021 due to a prior-year surge of COVID-related personal protective equipment, cleaning supplies and home-related sales.

In fiscal 2020, we benefited from increased consumer spending associated with federal economic stimulus funds for the COVID-19 pandemic and having our stores open while other competitors were closed for a portion of the period.

Gross Profit and Gross Margin

Gross profit decreased to $498.2 million in the thirty-nine weeks ended October 30, 2021 from $518.7 million in the thirty-nine weeks ended October 31, 2020, a decrease of $20.5 million, or 4.0%. Gross margin decreased 30 basis points to 39.8% in the thirty-nine weeks ended October 30, 2021 from 40.1% in the thirty-nine weeks ended October 31, 2020.  The decrease in gross margin in the thirty-nine weeks ended October 30, 2021 is due to increased supply chain costs, primarily the result of higher import and trucking costs, partially offset by improvement in the merchandise margin.

Index
Selling, General and Administrative Expenses

SG&A increased to $328.5 million in the thirty-nine weeks ended October 30, 2021 from $304.7 million in the thirty-nine weeks ended October 31, 2020, an increase of $23.8 million, or 7.8%, primarily driven by an increased number of stores and partially offset by tight expense controls throughout the organization.  As a percentage of net sales, SG&A increased 260 basis points to 26.2% in the thirty-nine weeks ended October 30, 2021 from 23.6% in the thirty-nine weeks ended October 31, 2020.  The increase was primarily due to a significant deleveraging as a result of the decrease in sales.

Included in SG&A in the thirty-nine weeks ended October 30, 2021 is $0.3 million of income related to a gain from an insurance settlement. Excluding this gain, SG&A expenses increased 7.9% over the thirty-nine weeks ended October 31, 2020 and as a percentage of net sales increased 270 basis points.

Pre-Opening Expenses

Pre-opening expenses for new stores decreased to $8.4 million in the thirty-nine weeks ended October 30, 2021 from $8.9 million in the thirty-nine weeks ended October 31, 2020 due to the comparative number and timing of new stores.  During the thirty-nine weeks ended October 30, 2021, we opened 41 stores, including two relocated stores, and temporarily closed one additional store. During the thirty-nine weeks ended October 31, 2020, we opened 42 stores, including one relocated store, and closed two additional stores.  As a percentage of net sales, pre-opening expenses were 0.7% in both the thirty-nine weeks ended October 30, 2021 and October 31, 2020.

Income Tax Expense

Income tax expense in the thirty-nine weeks ended October 30, 2021 was $34.3 million compared to income tax expense of $15.0 million in the thirty-nine weeks ended October 31, 2020.   The effective tax rates for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 were 23.3% and 7.8%, respectively. The variance in the effective tax rates in the thirty-nine week periods was primarily due to a significant decrease in excess tax benefits related to stock-based compensation.  The prior year effective tax rate was impacted by tax benefits due to the exercise of stock options by the estate of the Company’s former chief executive officer.  Discrete tax benefits totaled $3.4 million and $33.8 million in the thirty-nine weeks ended October 30, 2021 and the thirty-nine weeks ended October 31, 2020, respectively.

Net Income

As a result of the foregoing, net income decreased to $112.7 million in the thirty-nine weeks ended October 30, 2021 from $178.0 million in the thirty-nine weeks ended October 31, 2020, a decrease of $65.3 million or 36.7%.

Adjusted EBITDA

Adjusted EBITDA decreased to $171.2 million in the thirty-nine weeks ended October 30, 2021 from $214.4 million in the thirty-nine weeks ended October 31, 2020, a decrease of $43.2 million, or 20.1%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our revolving credit facility (“Revolving Credit Facility”).  Our primary cash needs are for capital expenditures and working capital.  As of October 30, 2021, we had $86.4 million available to borrow under our Revolving Credit Facility and $229.7 million of cash and cash equivalents on hand. For further information regarding our Revolving Credit Facility, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $11.9 million and $7.8 million for capital expenditures during the third quarters of fiscal 2021 and fiscal 2020, respectively. For the thirty-nine weeks ended October 30, 2021, we spent $29.6 million for capital expenditures compared to $25.9 million for the thirty-nine weeks ended October 31, 2020. We expect to fund capital expenditures from net cash provided by operating activities. We opened 41 new stores including two relocated stores, and temporarily closed one additional store due to weather-related events during the thirty-nine weeks ended October 30, 2021 and expect to open 46 stores during fiscal 2021.  In fiscal 2022, we intend to expand our York, PA distribution center by 200,000 square feet.  We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects due to COVID-19.

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

During the thirty-nine weeks ended October 30, 2021, we repurchased 2,679,507 shares of our common stock for $200.0 million, inclusive of transaction costs, pursuant to our share repurchase program. We made no share repurchases during the thirty-nine weeks ended October 31, 2020.  These expenditures were funded by cash generated from operations.  As of October 30, 2021, we had $33,000 remaining under our share repurchase authorization.

On November 30, 2021, the Board of Directors of the Company authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023, subject to extension or earlier termination by the Board of Directors at any time. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:
	Thirty-nine weeks ended
	October 30, 2021	October 31, 2020
	(in thousands)
Net cash provided by operating activities	$2,691	$235,914
Net cash used in investing activities	(26,513)	(25,831)
Net cash (used in) provided by financing activities	(193,578)	25,492
Net (decrease) increase in cash and cash equivalents	$(217,400)	$235,575

Cash Provided by Operating Activities

Net cash provided by operating activities was $2.7 million for the thirty-nine weeks ended October 30, 2021 compared to $235.9 million for the thirty-nine weeks ended October 31, 2020.  The decrease in net cash provided by operating activities for the thirty-nine weeks ended October 30, 2021 was primarily due to increased working capital needs and a decrease in net sales.

Cash Used in Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended October 30, 2021 was $26.5 million compared to net cash used in investing activities of $25.8 million for the thirty-nine weeks ended October 31, 2020.  The comparative increase in cash used in investing activities is primarily from an increase in cash used for capital expenditures, partially offset by the proceeds from sale of property and equipment in the current year.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $193.6 million in the thirty-nine weeks ended October 30, 2021 as compared with net cash provided by financing activities of $25.5 million in the thirty-nine weeks ended October 31, 2020.  The net cash outflow in the thirty-nine weeks ended October 30, 2021 is due to payment for shares repurchased, partially offset by proceeds from stock option exercises.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of October 30, 2021, we had no outstanding variable rate debt.

As of October 30, 2021, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended October 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors that affect our business and financial results are discussed within Part 1, Item 1A of our 2020 Form 10-K. Except as set forth below, there have been no material changes to our risk factors as disclosed in the 2020 Form 10-K and in our subsequent filings with the SEC.

Vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, financial conditions, results of operations, and prospects.

On November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration issued an emergency temporary standard (“ETS”) regulation requiring all employers with at least 100 employees have their employees be vaccinated or tested weekly. At this time, it remains unclear whether the ETS will go into effect, and if it does, whether it will apply to all employees or only to employees who work in the office, as well as how compliance will be documented.

As a company with over 10,000 employees, it is anticipated that, should the ETS or similar regulations go into effect, we could be subject to COVID-19 vaccination and/or testing mandates. Should the mandates apply to us, we may be required to implement a requirement that all of our employees get vaccinated or be frequently tested, subject to limited exceptions. At this time, it is not possible to predict the impact that a vaccine and testing mandate, or a vaccine requirement should we adopt one, will have on us or on our workforce. Any vaccine requirement or vaccine mandate, if implemented, may result in disruptions to our retail store operations, distribution operations, employee attrition and increased labor costs, which could materially and adversely affect our business and results of operations.

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended October 30, 2021 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
August 1, 2021 through August 28, 2021	311,078	$79.53	311,078	$140,001,083
August 29, 2021 through October 2, 2021	1,938,251	$72.21	1,938,251	$32,562
October 3, 2021 through October 30, 2021	—	—	—	$32,562
Total	2,249,329		2,249,329

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program resulting in $200.0 million approved for share repurchases through January 13, 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time. As of October 30, 2021, the Company had $33,000 remaining under its share repurchase program. On November 30, 2021, the Board of Directors authorized an additional $200.0 million in the Company’s share repurchase program; see further discussion in Note 10 “Subsequent Event” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

*10.1	Employment Agreement, dated October 1, 2021, by and between Ollie’s Bargain Outlet, Inc. and James Comitale.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 7, 2021	/s/ Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)