Form 10-K
period 2022-01-29
Ollie's Bargain Outlet Holdings, Inc.
filed 2022-03-25
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price per share as reported by the NASDAQ Stock Market LLC on such date, was approximately $6.0 billion. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of federal securities laws.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 18, 2022 was 62,694,014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of the 2021 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Index
Cautionary note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook.  Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

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

See “Item 1A. Risk Factors” for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report on Form 10-K. Any forward-looking statement made by us in this annual report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

Index
Ollie’s Bargain Outlet Holdings, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year.  References to “2021,” “2020” and “2019”  represent the 2021 fiscal year ended January 29, 2022, the 2020 fiscal year ended January 30, 2021 and the 2019 fiscal year ended February 1, 2020, respectively.  2021, 2020 and 2019 each consisted of 52 weeks.  References to “2022” refer to the 52-week fiscal year ending January 28, 2023.

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

Ollie’s was founded based on the idea that “everyone in America loves a bargain.” Since opening our first store in Mechanicsburg, PA in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states. We have grown to 431 stores in 29 states as of January 29, 2022. Our no-frills, “semi-lovely” warehouse style stores average approximately 33,000 square feet and generate consistently strong financial returns across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We believe there is opportunity for more than 1,050 Ollie’s locations across the United States based on internal estimates and third party research conducted by Hoffman Strategy Group, a retail real estate feasibility consultant that provides market analysis and strategic planning and consulting services.

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

Our business model has produced consistently strong growth and financial performance. From 2017 through 2021:

•	Our store base expanded from 268 stores to 431 stores, a compound annual growth rate, or CAGR, of 12.6% and we entered nine new states;

•	Comparable store sales grew at an average rate of 1.0% per year;

•	Net sales increased from $1.077 billion to $1.753 billion, a CAGR of 13.0%; and

•	Net income increased from $127.6 million to $157.5 million.

Index

Our competitive strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth:

“Good Stuff Cheap”—Ever changing product assortment at drastically reduced prices.    Our stores offer something for everyone across a diverse range of merchandise categories at prices up to 70% below department and fancy stores and up to 20-50% below mass market retailers. Our product assortment frequently changes based on the wide variety of deals available from the hundreds of brand name suppliers we have relationships with. We augment these opportunistic deals on brand name merchandise with directly-sourced unbranded products or those under our own private label brands and exclusively licensed recognizable brands and celebrity names. Brand name and closeout merchandise represented approximately 65% and non-closeout goods and private label products collectively represented approximately 35% of the retail value of our 2021 merchandise purchases.  The percentage of non-closeout goods and private label products is higher than our historical average, reflecting higher average unit retail pricing of non-closeout direct import purchases driven by higher freight costs due to global supply chain disruptions.  Our treasure hunt shopping environment and slogan “when it’s gone, it’s gone” help to instill a “shop now” sense of urgency that encourages frequent customer visits.

Highly experienced and disciplined merchant team.    Our 22-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. We have been doing business with our top 15 suppliers for an average of 17 years, and no supplier accounted for more than 5% of our purchases during 2021.  Our well-established relationships with our suppliers, together with our scale, buying power, financial credibility and responsiveness, often make Ollie’s the first call for available deals. Our direct relationships with our suppliers have increased as we have grown and we continuously strive to broaden our supplier network. These factors provide us with increased access to goods, which enable us to be more selective in our deal-making and, we believe, help us provide compelling value and assortment of goods to our customers and fuel our continued profitable growth.

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

Extremely loyal “Ollie’s Army” customer base.    Our best customers are members of our Ollie’s Army customer loyalty program, which stands at 12.6 million members as of January 29, 2022.  For 2021, over 79% of our sales were from Ollie’s Army members, and we grew our base of loyal members by 8.5% in 2021. Ollie’s Army members spend approximately 40% more per shopping trip at Ollie’s than non-members.  We identify our target customer as “anyone age 25 or older with a wallet or a purse” seeking a great bargain.

Strong and consistent store model built for growth.    We employ a proven new store model that generates strong cash flow, consistent financial results and attractive returns on investment. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. New stores opened from 2016 to 2020 have generated an average of $4.7 million in net sales in their first 12 months of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, strategically-located distribution centers and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

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

Our growth strategy

We plan to continue to drive growth in sales and profitability by executing on the following strategies:

Grow our store base.  We believe our compelling value proposition and the success of our stores across a broad range of geographic regions, population densities and demographic groups create a significant opportunity to profitably increase our store count. Our internal estimates and third-party research conducted by Hoffman Strategy Group indicate the potential for more than 1,050 national locations. Our new store real estate model is flexible and focuses predominately on second generation sites ranging in size from 25,000 to 35,000 square feet. We believe there is an ample supply of suitable low-cost, second generation real estate to allow us to infill within our existing markets as well as to expand into new, contiguous geographies. This approach leverages our distribution infrastructure, field management team, store management, marketing investments and brand awareness. We expect our new store openings to be the primary driver of our continued, consistent growth in sales and profitability.

Increase our offerings of great bargains.    We will continue to enhance our supplier relationships and develop additional sources to acquire brand name and closeout products for our customers. Our direct buying relationships with many major manufacturers, wholesalers, distributors, brokers and retailers provide us with significant opportunities to expand our ever-changing assortment of brand name and closeout merchandise at extreme values.  As we continue to grow, we believe our increased scale will provide us with even greater access to brand name and closeout products as major manufacturers seek a single buyer to acquire an entire deal. We plan to further invest in our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

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

Our merchandise

Strategy

We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. Our ever-changing assortment of “Good Stuff Cheap” includes brand name and closeout merchandise from leading manufacturers. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer. Brand name and closeout merchandise represented approximately 65% and non-closeout goods and private label products collectively represented approximately 35% of the retail value of our 2021 merchandise purchases.  The percentage of non-closeout goods and private label products is higher than our historical average, reflecting higher average unit retail pricing of non-closeout direct import purchases driven by higher freight costs due to global supply chain disruptions.  We believe our compelling value proposition and the unique nature of our merchandise offerings have fostered our customer appeal across a variety of demographics and socioeconomic profiles.

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

Index
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

  The following chart shows the breakdown of our 2021 net sales by merchandise category:

Index
Product categories

We maintain consistent average margins across our primary product categories described below.

Brand name and closeout merchandise

Brand name and closeout merchandise represented approximately 65% of the retail value of our 2021 merchandise purchases, which is lower than our historical average, reflecting higher average unit retail pricing of non-closeout direct import purchases driven by higher freight costs due to global supply chain disruptions.  Our focus is to provide huge savings to our customers primarily through brand name products across a broad range of merchandise. Our experienced merchant team purchases deeply discounted, branded or closeout merchandise primarily from manufacturers, retailers, distributors and brokers. This merchandise includes overstocks, discontinued merchandise, package changes, cancelled orders, excess inventory and buybacks from retailers and major manufacturers.

Non-closeout goods/private label

Non-closeout and private label products collectively represented approximately 35% of the retail value of our 2021 merchandise purchases, which is higher than our historical average, reflecting higher average unit retail pricing of non-closeout direct import purchases driven by higher freight costs due to global supply chain disruptions.  We augment the breadth of our brand name merchandise with non-closeout and private label merchandise. In categories where the consumer is not as brand conscious, such as food, home textiles, and furniture, or when we may not be offering a current brand name merchandise deal, we will buy deeply discounted unbranded merchandise. These extreme value offerings are mixed in the stores with our brand name merchandise. We also have a variety of domestic and direct-import private label merchandise and exclusive products sold under numerous brands. These high quality products are developed in key categories such as housewares and are designed to create brand-like excitement and complement our brand name merchandise. We also have licenses for private label products that use recognizable celebrity names or brand names. We routinely evaluate the quality and condition of these private label goods to ensure that we are delivering our customer a high quality product at a great price.

Merchandise procurement and distribution

Our disciplined buying strategy and strict adherence to purchasing margins support our merchandising strategy of buying cheap to sell cheap.

Merchandising team

Our 22-member merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers.  Our merchants specialize by department in order to build category expertise, in-depth knowledge and sourcing relationships. We believe our buying approach, coupled with long-standing and newly formed relationships, enable us to find the best deals from major manufacturers and pass drastically reduced prices along to our customers. We plan to further invest in and grow our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

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

Index
We source from over 1,100 suppliers, and no supplier accounted for more than 5% of our purchases during 2021. Our dedication to building strong relationships with suppliers is evidenced by a 17-year average relationship with our top 15 suppliers. As we continue to grow, we believe our increased scale will provide us with even greater access to brand name products since many major manufacturers seek a single buyer to acquire the entire deal.

Distribution and logistics

We have made significant investments in our distribution network and personnel to support our store growth plan. Currently, we distribute approximately 95% of our merchandise from our distribution centers in York, PA (603,000 square feet), Commerce, GA (962,000 square feet), and Lancaster, TX (615,000 square feet). In order to minimize the amount of time our retail stores devote to inventory management, our merchandise is seeded with price tickets and labeled with a bar code for shipping.

Our stores generally receive shipments from our distribution centers one to two times a week, depending on the season and specific store size and sales volume. We utilize independent third party freight carriers and, on average, load and ship between 85 and 95 trucks per day.

We believe our current distribution capabilities can support a range of 500 to 600 stores over the next several years.

Our stores

As of January 29, 2022, we operated 431 stores, averaging approximately 33,000 square feet, across 29 contiguous states in the eastern half of the United States. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We have successfully opened stores in nine new states since 2017, highlighting the portability of our new store model. The following map shows the number of stores in each of the states in which we operated as of January 29, 2022:

Index

VT 1
28
2
RI 1
CT 4
18
49
NJ 6
DE 1
MD 12
1
18
35
7
24
2
2
18
31
21
8
4
15
32
8
18
22
11
32

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

Index
We maintain a pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	2021	2020	2019
Stores open at beginning of year	388	345	303
Stores opened	46	46	42
Stores closed	(3)	(4)	-
Stores re-opened	-	1	-
Stores open at end of year	431	388	345

We utilize a rigorous site selection and real estate approval process in order to leverage our infrastructure, marketing investments and brand awareness. Members of our real estate team spend considerable time evaluating prospective sites before bringing a new lease proposal to our real estate committee, which is comprised of senior management and executive officers. Our flexible store layout allows us to quickly take over a variety of low-cost, second-generation sites, including former big box retail and grocery stores.

We believe there is an ample supply of suitable low-cost, second-generation real estate allowing us to infill within our existing markets as well as to expand into new, contiguous geographies. By focusing on key characteristics such as proximity to the nearest Ollie’s store, ability to leverage distribution infrastructure, visibility, traffic counts, population densities of at least 50,000 people within ten miles and low rent per square foot, we have developed a new store real estate model that has consistently delivered attractive returns on invested capital.

Our strong unit growth is supported by our predictable and compelling new store model. We target a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million,  which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. With our relatively low investment costs and strong new store opening performance, we target first-year annual new store sales of approximately $4.0 million.  New stores opened from 2016 to 2020 have generated an average of $4.7 million in net sales in their first full year of operations and produced an average payback period of approximately two years.  We believe that our consistent store performance, corporate infrastructure, including our distribution centers, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Store-level management and training

Our Vice President of Store Operations oversees all store activities. Our stores are grouped into four regions, divided generally along geographic lines. We employ four regional directors, who have responsibility for the day-to-day operations of the stores in their region. Reporting to the regional directors are 45 district team leaders who each manage a group of stores in their markets. At the store level, the leadership team consists of a store team leader (manager), co-team leader (first level assistant manager) and assistant team leader (second level assistant manager). Supervisors oversee specific areas within each store.

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

Index
We work tirelessly to hire talented people, to improve our ability to assess talent during the interview process and to regularly train those individuals at Ollie’s who are responsible for interviewing candidates. We also devote substantial resources to training our new managers through our Team Leader Training Program. This program operates at 44 designated training stores located across our footprint. It provides an in-depth review of our operations, including merchandising, policies and procedures, asset protection and safety, and human resources. Part-time associates receive structured training as part of their onboarding throughout their first five scheduled shifts.

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

We tailor our marketing mix and strategy for each market, deal or promotion. We primarily use the following forms of marketing and advertising:

•
Print and direct mail: During 2021, we distributed over 677 million highly recognizable flyers. Our flyers are distributed 22 times per year and serve as the foundation of our marketing strategy.  They highlight current deals to create shopping urgency and drive traffic and increase frequency of store visits;

•
Television and radio: We selectively utilize creative television and radio advertising campaigns in targeted markets at certain times of the year, particularly during the holiday sales season, to create brand awareness and support new store openings;

•
Charity and community events: We are dedicated to maintaining a visible presence in the communities in which our stores are located through the sponsorship of charitable organizations such as Feeding America, Toys for Tots, Children’s Miracle Network, Cal Ripken, Sr. Foundation and the Kevin Harvick Foundation. We believe supporting these organizations promotes our brand, underscores our values and builds a sense of community; and

•
Digital marketing and social media: We maintain an active online presence and promote our brand through our website, our mobile app and social media channels. We also utilize targeted email marketing to highlight our latest brand name offerings and drive traffic to our stores. In addition, we invest in digital  marketing where we target both our current and prospective customers.

We have entered into an agreement with Valassis Communications, Inc. (“Valassis”)  for marketing services. This agreement has a guaranteed spend commitment of $23.0 million over a two-year period ending May 28, 2022.  As of January 29, 2022, the Company has met its guaranteed spend commitment with Valassis.

Ollie’s Army

Our customer loyalty program, Ollie’s Army, stands at 12.6 million members as of January 29, 2022, an increase of 8.5% from 2020. In 2021, Ollie’s Army members accounted for over 79% of net sales and spent approximately 40% more per shopping trip, on average, than non-members.  Consistent with our marketing strategy, we engage new and existing Ollie’s Army members through the use of witty phrases and signage; examples include “Enlist in Ollie’s Army today,” “become one of the few, the cheap, the proud” and “Ollie’s Army Boot Camp…all enlistees will receive 15% off their next purchase.” Throughout the year, for every $250 Ollie’s Army members spend, they receive a coupon for 10% off their next entire purchase.  Ollie’s Army ‘ranks’ are another savings opportunity for members.  For the first $250 and $500 members spend in a calendar year, they receive a coupon for 20% and 30% off of one item, respectively.  Historically, Ollie’s Army members have demonstrated high redemption rates for promotional activities exclusive to Ollie’s Army members, such as our Valentine’s, Boot Camp and 15% off holiday mailers. In addition, Ollie’s Army members have historically enthusiastically responded to Ollie’s Army Night, an annual one-day after-hours sale in December exclusively for members.  We expect to continue leveraging the data gathered from our proprietary database of Ollie’s Army members to better segment and target our marketing initiatives and increase shopping frequency.

Index
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

Trademarks and other intellectual property

We own multiple state and federally registered trademarks related to our brand, including “Ollie’s,” “Ollie’s Bargain Outlet,” “Good Stuff Cheap,” “Ollie’s Army,” “Real Brands Real Cheap!” and “Real Brands! Real Bargains!,” among others. In addition, we maintain a federal trademark for the image of Ollie, the face of our company. We also own registered trademarks for many of our private labels such as “Sarasota Breeze,” “Steelton Tools,” “American Way” and “Middleton Home,” among others.  We routinely prosecute trademarks where appropriate, both for private label goods and to further identify our goods and services. We enter into trademark license agreements as necessary, which may include our private label offerings, such as the Magnavox products available in our stores. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.ollies.us, www.ollies.com, www.olliesbargainoutlet.com, www.olliesarmy.com, www.ollies.cheap, www.sarasotabreeze.com and www.olliesmail.com, and unregistered copyrights in our website content. We attempt to obtain registration of our trademarks and other intellectual property as practical and pursue infringement of those marks when appropriate.

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

Index
Government regulation

We are subject to state and federal laws including labor and employment laws, including minimum wage requirements and wage and hour laws, laws governing advertising, privacy laws, safety regulations, environmental laws and regulations, and other laws, including consumer protection regulations that regulate retailers and/or govern product standards, the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with all applicable laws.

We source a portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies and our vendor code of conduct mandate compliance with applicable law, including these laws and regulations.

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

We seek to build a diverse and inclusive workplace where we can leverage our collective talents, striving to ensure that all associates are treated with dignity and respect.  We believe that a workforce with a diversity of viewpoints, background, experience and industry knowledge, as well as more traditional characteristics of diversity, such as race and gender, are key to our culture and long-term success.  We are committed to providing equal employment opportunities and advancement consideration to all individuals based on job-related qualifications and ability to perform the job as well as maintaining an environment that is free of intimidation or harassment.  We value the talents and contributions of our associates and by focusing on our team members we know that the entire Ollie’s community will be well served.

Oversight and Management

Our Human Resources department manages all associate matters, including recruiting, hiring, compensation and benefits, performance management and associate training. In addition, our management team works closely with the Human Resources department to evaluate associate management issues such as retention and workplace safety. As we strive to retain and engage talent at all levels of our business, our Human Resources department also reviews our retention and turnover rates and administers our talent and training programs and review process to support the development of our talent pipeline.

Associates

As of January 29, 2022, we employed over 9,900 associates, approximately 4,700 of whom were full-time and approximately 5,200 of whom were part-time. Of our total associate base, approximately 180 were based at our store support center, approximately 800 were employed at our distribution centers, and the remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. In 2021, we employed approximately 2,600 additional seasonal associates during our peak holiday sales season. As of January 29, 2022, approximately 60% of our workforce is self-identified female and approximately 40% is self-identified male. Over 35% of our workforce has self-identified as having a racial or ethnic minority background.  None of our associates belong to a union or are party to any collective bargaining or similar agreement.

Index
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

Our Ollie’s Leadership Institute (“OLI”) is a program that is used to equip field associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare them for their next level position. Reflecting our belief in our “home grown” talent, OLI is our preferred source for new supervisors and team leaders.  In 2021, over 45% of our current district team leaders were internally promoted to their position.  Company-wide, over 65% of our field positions were filled by internal promotions. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.

Compensation and Benefits

We are committed to providing market-competitive compensation for all positions. Eligible team members participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon store and/or Company performance. In addition, we provide our eligible team members the opportunity to participate in a 401(k) retirement savings plan with a Company-sponsored match. We also share in the cost of health insurance provided to eligible team members, and team members receive a discount on merchandise purchased from the Company. We additionally provide our team members with paid time off.

Workplace Health and Safety

Maintaining a safe and secure work environment is very important to us and we conduct our business in an environmentally sound manner based on customer needs and local requirements.   To that end, we have introduced safety protocols in response to the COVID-19 pandemic to ensure our stores, distribution centers and support center facilities are safe for both our customers and team members (see below).  To further promote a safe work environment, we have established safety training programs. This includes administering an occupational injury- and illness-prevention program, together with an employee assistance program for team members.

COVID-19 Response

The COVID-19 pandemic has significantly impacted the U.S. and global economies, resulting in, among other things, changes in the mindset and availability of the labor force.  We are experiencing labor pressures at both our stores and distribution centers, higher import and trucking costs, and supply chain disruptions due to the impacts of COVID-19 and related measures.  We are increasing our hiring efforts in certain impacted markets and working closely with our suppliers and transportation partners to mitigate the impact of the supply chain challenges.   We continue to monitor the impact of the pandemic on our business, including on our associates, customers, business partners and supply chain.

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

•	supported our team members with COVID-19 paid medical leave and 100% coverage of COVID-19 testing and treatment under our medical plan; and

•	supported our communities by raising money to provide much needed funding to local food banks through a partnership with Feeding America.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act are available free of charge on our website, www.ollies.us, as soon as reasonably practicable after the electronic filing of such reports with the Securities and Exchange Commission (“SEC”).  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Index
Risks Related to Business and Operations

•	The impact of COVID-19 on our business, operating results, cash flows, year-over-year performance and/or financial condition is significant and uncertain, and the impact could be material and adverse;

•
Vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, financial conditions, results of operations, and prospects;

•
The impact of COVID-19 and the related testing and vaccination may result in us not being able to accurately forecast health care and other benefit costs, and we are uncertain whether future health care and other benefit costs could exceed our projections;

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

•	Comparable store sales and results of operations have fluctuated in the past and may do so again in the future.

Risks Related to Legal and Regulatory Issues

•	We are subject to governmental regulations, procedures and requirements that can lead to substantial penalties if we fail to achieve compliance;

•	We are subject to risks associated with laws and regulations generally applicable to retailers;

•	From time to time we are involved in legal proceedings from customers, suppliers, employees, governments or competitors; and

•	From time to time we are involved in legal proceedings from stockholders.

Index
Risks Related to Technology and Cybersecurity

•	We may fail to maintain the security of information we hold relating to personal information or payment card data of our customers, employees and suppliers;

•	We may not adequately prepare for or respond to existing and future privacy legislation; and

•	We may not be able to timely or adequately maintain or upgrade our technology systems needed for operations.

Risks Related to Accounting and Financial Matters

•	If our estimates or judgments relating to significant accounting policies prove to be incorrect, we could suffer negative financial results; and

•	Changes to the accounting rules or regulations could have material adverse effects on our results of operations.

Risks Related to Ownership of Our Common Stock and Corporate Governance

•	There is risk associated with our fluctuating quarterly operating results and we may fall short of prior periods, our projections or the expectations of securities analysts or investors;

•	We may not declare dividends on our common stock in the foreseeable future; and

•	There are provisions in our organizational documents that could delay or prevent a change of control.

Risks Related to Our Indebtedness and Capitalization

•	Our credit facility can limit our ability to find other sources of financing;

•	There are covenants contained in our credit facility that we must meet in order to be able to use it;

•	If we are unable to generate sufficient cash flow to meet debt service it could negatively impact our liquidity; and

•	We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

For a more complete discussion of the material risks facing our business, see below.

BUSINESS AND OPERATIONS

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which could have a material adverse impact on our business, results of operations, liquidity and financial condition for an extended period of time.

During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States, as public concern about becoming ill with the virus has led to the issuance of recommendations and/or mandates from federal, state and local authorities to practice social distancing or self-quarantine.  Over the course of 2021, we continued to operate our stores as we qualified under definitions of an “essential” business.  In response to the challenges of COVID-19, at times we have had to implement reduced store hours, limit the number of customers in our stores at any one time and implement social-distancing guidelines throughout our store operating space.

Index
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

The extent to which the COVID-19 outbreak impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers, employees and vendors, the regulatory response and impact of stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we could experience materially adverse impacts to our business as a result of any economic disruption that has occurred or may occur in the future due to a continued erosion in consumer sentiment or the effect of unemployment on our consumer base. Additionally, the consumer preferences for certain product categories that have driven positive sales during the height of the COVID-19 outbreak may not continue after the outbreak has subsided, and any change in consumer preferences could negatively impact our results of operations. Furthermore, the financial condition of our customers and vendors may be adversely impacted by the pandemic, which may result in a decrease in discretionary consumer spending and our store traffic and sales, and an increase in bankruptcies or insolvencies with respect to our vendors. These events may, in turn, have a material adverse impact on our business, results of operations, liquidity and financial condition. In the event of a prolonged material economic downturn, including circumstances that require us to close a large portion of our stores or cause us to experience a further reduction in store traffic, we may not be able to comply with the financial covenants in our credit facility, which could negatively impact our ability to borrow under that facility or with other lenders and negatively impact our liquidity position.

Index
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

Risks associated with or faced by our suppliers could adversely affect our financial performance.

We source our merchandise from a variety of suppliers, and we depend on them to supply merchandise in a timely and efficient manner.  If one or more of our current suppliers became unable to supply goods, we believe we generally would be able to obtain alternative sources, but it could increase our merchandise costs and supply chain lead time, potentially resulting in temporary reduction in store inventory levels, and reduce the selection and quality of our merchandise. An inability to obtain alternative sources could materially decrease our sales. Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out-of-stocks that could lead to lost sales and reputational harm. Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact.  Changes to the prices and flow of certain goods are, at times, for reasons beyond our control, such as political or civil unrest, acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, failure to meet our terms and conditions or our standards, issues with our suppliers’ labor practices or labor disruptions they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials, pandemic outbreaks, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers. Such changes could adversely affect our operations and profitability.

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

Future increases in costs, such as the cost of merchandise, shipping rates, freight costs (including import costs) and store occupancy costs, may reduce our profitability, given our pricing model. These cost increases may be the result of inflationary pressures, geopolitical factors or public policies, which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, wage rates and lease and utility costs, may increase our cost of goods sold or selling, general and administrative expenses. Our low-price model and competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and, therefore, reduce our profitability and have a material adverse effect on our business, financial condition and results of operations.

Vaccine mandates and other governmental regulations relating to the ongoing COVID-19 pandemic could have a material adverse impact on our business, financial conditions, results of operations, and prospects.

On November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“ETS”) regulation requiring all employers with at least 100 employees have their employees be vaccinated or tested weekly. On January 13, 2022, the United States Supreme Court (“Court”) granted emergency relief and stayed implementation of the ETS.  The Court held that the challengers were likely to succeed on their argument that OSHA lacked the authority to promulgate the ETS and enforcement of the ETS should be stayed pending further review.  On January 26, 2022, OSHA withdrew the ETS as an enforceable emergency temporary standard but stated that the ETS will continue to serve as a proposed rule for a permanent standard under the Occupational Safety and Health Act of 1970.

As a company with about 10,000 employees, it is anticipated that, should the ETS or similar regulations go into effect, we could be subject to COVID-19 vaccination and/or testing mandates. Should the mandates apply to us, we may be required to implement a requirement that all of our employees get vaccinated or be frequently tested, subject to limited exceptions. At this time, it is not possible to predict the impact that a vaccine and testing mandate, or a vaccine requirement should we adopt one, will have on us or on our workforce. Any vaccine requirement or vaccine mandate, if implemented, may result in disruptions to our retail store operations, distribution operations, employee attrition and increased labor costs, which could materially and adversely affect our business and results of operations.

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

Index
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

Index
Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We have recently experienced increased labor shortages at some of our locations. While we have historically experienced some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our team members have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

A number of our competitors also have greater financial and operational resources, greater brand recognition, longer operating histories and a broader geographic presence than us. We remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these or other competitors could attract our customer base, including, but not limited to, the members of Ollie’s Army.

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

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions. We opened 46 new stores in each of 2021 and 2020 as we continue to backfill in existing markets and expand into contiguous geographies. Our ability to timely open new stores depends in part on several factors, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate and enter into leases with acceptable terms; our ability to obtain and retain permits and licenses; our ability to hire and train new personnel, especially store managers, in a cost effective manner; our ability to adapt and grow our distribution and other operational and management systems to a changing network of stores; the availability of capital funding for expansion; our ability to respond to demographic shifts in areas where our stores are located and general economic conditions.

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

The failure to timely acquire, develop, open and operate, or the loss of, disruption or interruption in the operations of, our centralized distribution centers could materially adversely affect our business and operations.

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

Index
Our new store growth is dependent on our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could adversely affect our performance.

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

Our inventory balance represented 53.3% of our total assets exclusive of operating lease right-of-use assets, goodwill and trade name as of January 29, 2022.  Efficient inventory management is a key component of our profitability and ability to generate revenue. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods adversely impact our results of operations. If our buying decisions do not accurately correspond to customer preferences, if we inappropriately price products or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of any excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We continue to focus on ways to reduce these risks, but we cannot ensure that we will be successful in our inventory management. If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition and results of operations.

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

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Epidemic or pandemic outbreaks, such as COVID-19, could impact our management and sales associates, our inventory supply, delivery schedules, our ability to keep our stores open due to mandatory governmental restrictions or may cause our customers to avoid shopping at brick and mortar retailers or reduce the number of trips they will make to our stores. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our centralized distribution centers or our corporate headquarters, we may be unable to maintain delivery schedules or provide other support functions to our stores. This could have a sustained material adverse effect on our business, financial condition and results of operations.

In addition, severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability. If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during these periods. Natural disasters, which may include tornadoes, hurricanes, floods and earthquakes, may impact our store locations or other operations.  In addition, climate change may have an impact on the frequency and/or severity of such natural disasters.  We have a growing number of store locations in areas that may be impacted by weather events and natural disasters such as the types listed above.  To the extent that such weather events or natural disasters may damage our stores or other operations, we may be unable to operate stores or other facilitates and our consolidated financial results may be materially adversely affected.

Fluctuations in comparable store sales and results of operations, including fluctuations on a quarterly basis, could cause our business performance to decline substantially.

Our results of operations have fluctuated in the past, including on a quarterly basis, and can be expected to continue to fluctuate in the future.

Our comparable store sales and results of operations are affected by a variety of factors, including:

•	national and regional economic trends in the United States;

•	challenges and the impact of COVID-19 and related regulations;

•	changes in gasoline prices;

•	changes in our merchandise mix;

•	the weather;

•	changes in pricing;

•	changes in the timing of promotional and advertising efforts; and

•	holidays or seasonal periods.

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

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements and sports marketing, we primarily advertise our in-store offerings through printed flyers. In 2021, approximately 63% of our advertising spend was for the printing and distribution of flyers. If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition and results of operations.

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

Risks associated with the current geopolitical climate could adversely affect our business, financial condition, and results of operations.

Our business, financial condition and results of operations may differ materially as we cannot predict the impact of the Russian invasion of Ukraine that has occurred and any heightened geopolitical instability or results that may follow. Risks associated with heightened geopolitical instability as a result of the Russia/Ukraine conflict include, among others, reductions in consumer confidence, heightened inflation, production disruptions, cyber disruptions or attacks, higher natural gas costs, higher manufacturing costs and higher supply chain costs.

Climate change may have a long-term impact on our business.

There are inherent climate-related risks wherever our business is conducted. Changes in market dynamics, shareholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States and abroad, all have the potential to disrupt our business and operations. Global climate change is resulting, and may continue to result, in certain natural disasters and adverse weather, such as drought, wildfires, storms, sea-level rise, and flooding, occurring more frequently or with greater intensity. These events and their impacts could otherwise disrupt and adversely affect our business and could materially affect our financial condition and results of operations.

Index
LEGAL AND REGULATORY

We are subject to governmental regulations, procedures and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our business, financial condition and results of operations.

We routinely incur significant costs in complying with federal, state and local laws and regulations. The complexity of the regulatory environment in which we operate, and the related cost of compliance are increasing due to expanding and additional legal and regulatory requirements and increased enforcement efforts. New laws or regulations, including those dealing with healthcare reform, product safety, consumer credit, privacy and information security and labor and employment, among others, or changes in existing federal, state and local laws and regulations, particularly those governing the sale of products and food safety and quality (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, other changes in workplace regulation, and compliance with laws regarding public access to our stores, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable laws or regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase merchandise directly from suppliers outside of the United States. In 2021, substantially all of our private label inventory purchases were direct imports. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including possible changes to U.S. trade policy, including potential changes in response to the widespread outbreak of COVID-19 (coronavirus), increased shipping costs, the timing of shipments, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, unexpected contagion, existing viruses or illnesses, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition and results of operations.

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

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the nature of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, wage and hour, and certain other employment-related claims, public accommodation claims, class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. We continue to maintain property insurance for catastrophic events at our store support center, distribution centers, and stores. In addition, because of ongoing changes in healthcare law, among other things, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical and related claims. While we have coverage for some cyber-related incidents, the nature and scope of any potential attack or breach may result in substantial costs that would exceed the scope of coverage or limits of coverage.  If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition and results of operations.

Index
We face litigation risks from customers, associates, suppliers, stockholders and other third parties in the ordinary course of business.

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

As of the end of 2021, we are compliant with the Payment Card Industry Data Security Standard (“PCI”) issued by the Payment Card Industry Security Standards Council. However, there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended or contractually required practices. We expect to incur additional expenses, and the time and effort of our information technology staff, to maintain PCI compliance.  Even though we are compliant with such standards, we still may not be able to prevent or timely detect security breaches.

An increasingly significant portion of our sales depends on the continuing operation of our information technology and communications systems, including, but not limited to, our point-of-sale system and our credit card processing systems. Our information technology, communications systems and electronic data may be vulnerable to damage or interruption from computer viruses, ransomware attacks, loss of data, unauthorized data breaches, usage errors by our associates or our contractors or other attempts to harm our systems, including cyber-security attacks or other breaches of cardholder data, earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of intentional sabotage, unauthorized access, natural disaster, or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services, non-compliance with certain regulations, substantial remediation costs, and liability for lost or stolen information, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our customers have a high expectation that we will adequately protect their personal information from cyber-attack or other security breaches. We have procedures in place to evaluate the integrity of our systems, and to safeguard such data and information. However, the landscape is evolving at a rapid pace, and we may be unable to effectively anticipate or respond to attacks to or breaches of our security systems or implement adequate preventative measures. A breach of customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our customer and supplier relationships and our reputation, and result in lost sales, costly fines, other expenses and/or lawsuits, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and manage our business. We are in compliance with PCI as of the end of 2021, and compliance with PCI and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with PCI or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

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

Index
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

RISKS RELATED TO COMMON STOCK AND CORPORATE GOVERNANCE

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

Index
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

Index
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

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or grant of stock options or restricted stock units in the future may cause the market price of our common stock to decrease significantly.  As of January 29, 2022, we have an aggregate of 1,234,798 shares of common stock issuable upon exercise of outstanding options and the vesting of restricted stock units under the 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2012 Equity Incentive Plan, the “Equity Plans”) (400,996 of which are fully vested).

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

Index
INDEBTEDNESS AND CAPITALIZATION

Indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, it could have a material adverse effect on our liquidity and our business, financial condition and results of operations.

On May 22, 2019, the Company completed a transaction in which it refinanced its credit facility (the “Credit Facility”) which includes a revolving credit facility (the “Revolving Credit Facility”).  As of January 29, 2022, we had no outstanding borrowings on the Revolving Credit Facility, with $84.7 million of borrowing availability. We may, from time to time, incur additional indebtedness.

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

Under certain circumstances, our Credit Facility requires us to comply with certain financial covenants regarding our fixed charge coverage ratio.  Failure to comply could result in a default and an acceleration of our obligations under the Credit Facility, which could have a material adverse effect on our liquidity and our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities.”

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

We have adopted a share repurchase program under which we are currently authorized to repurchase up to $200.0 million of shares of our common stock through December 2023. While the authorization of the repurchase program has an expiration date, the authorizations are subject to extension or earlier termination by the Board of Directors at any time and we are not obligated to repurchase a specified number or dollar value of shares under our share repurchase program. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value. Also, the amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease the majority of our retail stores, often in second generation sites ranging in size from 23,000 to 50,000 square feet. Our corporate headquarters, located in Harrisburg, PA, is 58,200 square feet and is leased under an agreement that expires in February 2033, with options to renew for three successive five-year periods. Our corporate data center and additional office space is 19,800 square feet.  We exercised our purchase option and acquired the space on August 31, 2021 for $1.2 million.  Our 603,000 square foot distribution center located in York, PA is leased under an agreement that expires in March 2028 with options to renew for two successive five-year periods. Our 962,000 square foot distribution center in Commerce, GA is leased under an agreement that expires in April 2024 with options to renew for three successive five-year periods. In 2019, we constructed our 615,000 square foot distribution center in Lancaster, TX. The distribution center became fully operational during the first quarter of 2020. As of January 29, 2022, there were 431 Ollie’s Bargain Outlet locations across 29 contiguous states in the eastern half of the United States.

Index
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

From time to time we are involved in claims and legal actions that arise in the ordinary course of our business. We cannot predict the outcome of any litigation or suit to which we are a party. However, we do not believe that an unfavorable decision of any of the current claims or legal actions against us, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

Item 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on NASDAQ under the symbol “OLLI.” The following tables set forth for the periods indicated the high and low sales prices of our common stock on NASDAQ.

	2021
	High	Low
First Quarter	$98.58	$80.64
Second Quarter	$95.43	$75.75
Third Quarter	$94.68	$57.86
Fourth Quarter	$75.27	$42.40

	2020
	High	Low
First Quarter	$72.77	$28.83
Second Quarter	$110.17	$64.55
Third Quarter	$112.58	$83.08
Fourth Quarter	$123.52	$76.74

As of January 29, 2022, we had approximately 400 stockholders of record.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between January 28, 2017 and January 29, 2022 to the cumulative return of (i) the NASDAQ Composite Total Return index and (ii) the NASDAQ US Benchmark Retail Index over the same period.  This graph assumes an initial investment of $100 on January 28, 2017 in our common stock, the NASDAQ Composite Total Return index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any.  Such returns are based on historical results and are not intended to suggest future performance.

Index

Comparison of Cumulative Total Return
350.00
300.00
250.00
200.00
150.00
100.00
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
1/29/2022
Ollie's Bargain Outlet Holdings, Inc.
NASDAQ Composite Total Return
NASDAQ US Benchmark Retail Index

	1/28/17	2/3/18	2/2/19	2/1/20	1/30/21	1/29/22
Ollie’s Bargain Outlet Holdings, Inc.	$100.00	183.13	270.36	180.72	322.76	153.08
NASDAQ Composite Total Return Index	$100.00	128.66	135.26	161.67	283.88	171.84
NASDAQ US Benchmark Retail Index	$100.00	133.02	137.90	162.10	222.50	231.26

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

Index
Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended January 29, 2022 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
October 31, 2021 through November 27, 2021	—	—	—	$32,562
November 28, 2021 through January 1, 2022	—	—	—	$200,032,562
January 2, 2022 through January 29, 2022	434,474	$46.04	434,474	$180,028,248
Total	434,474		434,474

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock.  This initial tranche expired on March 26, 2021.  The Board authorized the repurchase of another $100.0 million of the Company’s common stock on December 15, 2020 and a $100.0 million increase on March 16, 2021, resulting in $200.0 million approved for share repurchases through January 13, 2023.  On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023.  Shares to be repurchased are subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of January 29, 2022, the Company had approximately $180.0 million remaining under its share repurchase program.  For further discussion on the share repurchase program, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

Index
Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer January 31 of the following year. References to “2021” refer to the fiscal year ended January 29, 2022 and references to“2020” refer to the fiscal year ended January 30, 2021.  2021 and 2020 each consisted of 52 weeks.  References to “2022” refer to the 52-week fiscal year ending January 28, 2023.

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices.  Known for our assortment of “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys and electronics.  Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong store performance as evidenced by our store base expansion from 268 stores to 431 stores and net sales growth from $1.077 billion to $1.753 billion from 2017 to 2021 and average annual net sales per store of $4.4 million for the five-year period.

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

Following the onset of the pandemic through the first quarter of 2021, our net sales benefited from increased consumer spending associated with federal stimulus funds for said pandemic.  At this point, there is uncertainty with regard to any additional stimulus measures and, as a result, there may be potential changes in consumer spending behavior or demand.   In addition, we are experiencing labor pressures at both our stores and distribution centers, higher import and trucking costs, and supply chain disruptions due to the impacts of COVID-19 and related measures. We are increasing our hiring efforts in certain impacted markets and working closely with our suppliers and transportation partners to mitigate the impact of the supply chain challenges.  The potential significance and duration of these elevated costs is uncertain, and we will continue to assess and respond to current and evolving conditions.

Index
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

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 431 stores located in 29 states as of January 29, 2022.

Our stores are supported by three distribution centers, one each in York, PA, Commerce, GA, and Lancaster, TX. We believe our current distribution capabilities can support a range of 500 to 600 stores over the next several years.

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

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, contributing to the growth in net sales and profitability of our business. From 2017 to 2021, net sales grew at a CAGR of 13.0%.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

We opened 46 new stores in 2021.  We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are approximately seven years with options to renew for three to five successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

Net Sales

We recognize retail sales in our stores when merchandise is sold and the customer takes possession of the merchandise.  Also included in net sales is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program and gift card breakage.  Net sales are presented net of returns and sales tax. Net sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.”  Growth of our net sales is primarily driven by the expansion of our store base in existing and new markets.  As we continue to grow, we believe we will have greater access to brand name and closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers.  Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

Index
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

The components of our SG&A may not be comparable to the components of SG&A or similar measures of our competitors and other retailers.  As a result, our SG&A may not be comparable to similar data made available by our competitors and other retailers.

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

Operating Income

Operating income is gross profit less SG&A, depreciation and amortization and pre-opening expenses.  Operating income excludes net interest expense or income and income tax expense.  We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

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

Index
We define EBITDA as net income before net interest expense or income, depreciation and amortization expenses and income taxes.  Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock-based compensation expense and gains on insurance settlements.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.  For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA, see “Results of Operations.”

Results of Operations

This section includes comparisons of certain 2021 financial information to the same information for 2020.  Year-to-year comparisons of the 2020 financial information to the same information for fiscal 2019, the 52-week period ended February 1, 2020 (“2019”), are contained in Item 7 of our Form 10-K for 2020 filed with the SEC on March 24, 2021 and available through the SEC’s website at  https://www.sec.gov/edgar/searchedgar/companysearch.html.

The following tables summarize key components of our results of operations for 2021 and 2020, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for 2021 and 2020 from our consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

Index
	2021	2020
	(dollars in thousands)

Net sales	$1,752,995	$1,808,821
Cost of sales	1,071,749	1,085,455
Gross profit	681,246	723,366
Selling, general and administrative expenses	447,615	418,889
Depreciation and amortization expenses	19,364	16,705
Pre-opening expenses	9,675	10,272
Operating income	204,592	277,500
Interest expense (income), net	209	(278)
Income before income taxes	204,383	277,778
Income tax expense	46,928	35,082
Net income	$157,455	$242,696
Percentage of net sales(1):
Net sales	100.0%	100.0%
Cost of sales	61.1	60.0
Gross profit	38.9	40.0
Selling, general and administrative expenses	25.5	23.2
Depreciation and amortization expenses	1.1	0.9
Pre-opening expenses	0.6	0.6
Operating income	11.7	15.3
Interest expense (income), net	0.0	(0.0)
Income before income taxes	11.7	15.4
Income tax expense	2.7	1.9
Net income	9.0%	13.4%
Select operating data:
Number of new stores	46	46
Number of store closings	(3)	(4)
Number of stores re-opened	-	1
Number of stores open at end of period	431	388
Average net sales per store (2)	$4,254	$4,866
Comparable stores sales change	(11.1)%	15.6%

(1)	Components may not add to totals due to rounding.

(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	2021	2020
	(dollars in thousands)
Net income	$157,455	$242,696
Interest expense (income), net	209	(278)
Depreciation and amortization expenses (1)	25,114	22,746
Income tax expense	46,928	35,082
EBITDA	229,706	300,246
Gains from insurance settlements	(416)	(247)
Non-cash stock-based compensation expense	8,042	6,501
Adjusted EBITDA	$237,332	$306,500

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.

2021 Compared with 2020

Net Sales

Net sales decreased to $1.753 billion in 2021 from $1.809 billion in 2020, a decrease of $55.8 million, or 3.1%.  The decrease was the result of a comparable store sales decrease of $189.3 million, partially offset by a non-comparable store sales increase of $133.5 million.  The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during 2021.

Comparable store sales decreased 11.1% in 2021 compared with a record increase of 15.6% in 2020.  The decrease in comparable store sales consisted of a decrease in the number of transactions partially offset by an increase in average transaction size.  Sales in our health and beauty aids, housewares and bed and bath departments significantly decreased in 2021 due to a prior-year surge of COVID-related personal protective equipment, cleaning supplies and home-related sales.

In 2020, we benefited from increased consumer spending associated with federal economic stimulus funds for the COVID-19 pandemic and having our stores open while other competitors were closed for a portion of the year.

Gross Profit and Gross Margin

Gross profit decreased to $681.2 million in 2021 from $723.4 million in 2020, a decrease of $42.1 million, or 5.8%.  Gross margin decreased 110 basis points to 38.9% in 2021 from 40.0% in 2020.  The decrease in gross margin in 2021 is due to increased supply chain costs, primarily the result of higher import, trucking and labor costs, partially offset by improvement in the merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $447.6 million in 2021 from $418.9 million in 2020, an increase of $28.7 million, or 6.9%.  The dollar increase in SG&A was primarily driven by higher selling expenses associated with a net increase of 43 stores, partially offset by tight expense controls throughout the organization.  As a percentage of net sales, SG&A increased 230 basis points to 25.5% in 2021 from 23.2% in 2020.   The increase was primarily due to significant deleveraging as a result of the decrease in sales in 2021.

Index
Included in SG&A in 2021 and 2020 is $0.4 million and $0.2 million, respectively, of income related to gains from insurance settlements.  Excluding the gains in both years, SG&A increased 240 basis points as a percentage of net sales in 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased to $19.4 million in 2021 from $16.7 million in 2020, an increase of $2.7 million, or 15.9%, the result of the increased asset base due to new store growth.

Pre-Opening Expenses

Pre-opening expenses decreased slightly to $9.7 million in 2021 from $10.3 million in 2020, a decrease of $0.6 million, or 5.8%. The decrease is primarily due to the timing of store openings as the new store activity was very similar year to year.  We opened 46 new stores and closed three stores in 2021 compared with 46 new store openings and net three store closures in 2020. As a percentage of net sales, pre-opening expenses were 0.6% in both 2021 and 2020.

Interest Expense (Income), Net

Net interest expense was $0.2 million in 2021 compared with net interest income of $0.3 million in 2020.

Income Tax Expense

Income tax expense increased to $46.9 million in 2021 from $35.1 million in 2020, an increase of $11.8 million, or 33.8%.  The effective tax rates for 2021 and 2020 were 23.0% and 12.6%, respectively.  The variance in the effective tax rates between the periods was primarily due to a significant current year decrease in excess tax benefits related to stock-based compensation.  The prior year effective tax rate was impacted by tax benefits due to the exercise of stock options by the estate of our former chief executive officer.  Discrete tax benefits totaled $4.2 million and $34.5 million in 2021 and 2020, respectively. For further information, see Note 7 under “Notes to Consolidated Financial Statements.”

Net Income

As a result of the foregoing, net income decreased to $157.5 million in 2021 from $242.7 million in 2020, a decrease of $85.2 million, or 35.1%.

Adjusted EBITDA

Adjusted EBITDA decreased to $237.3 million in 2021 from $306.5 million in 2020, a decrease of $69.2 million, or 22.6%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  As of January 29, 2022, we had $247.0 million of cash and cash equivalents on hand and $84.7 million available to borrow under our Revolving Credit Facility.

Our primary cash needs are for capital expenditures and working capital.  Additionally, we have made and may continue to make discretionary share repurchases (see ‘Share Repurchase Program’ below for further discussion).

Index
Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $35.0 million and $30.5 million for capital expenditures in 2021 and 2020, respectively.  We opened 46 new stores, including two relocated stores, and temporarily closed one additional store due to weather-related events during 2021.

Capital expenditures in 2022 are planned to be approximately $53 million to $58 million, with expenditures for  the opening of 46 to 48 new stores, including two relocations, store-level initiatives at our existing stores as well as general corporate capital expenditures, including information technology.  We will also be investing in our distribution center network, including material handling equipment in connection with a 200,000 square foot expansion of our York, PA distribution center, giving us the capacity for an additional 50 stores upon completion.  We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects due to COVID-19.

Our primary working capital requirements are for the purchase of merchandise inventories, payroll, store rent associated with our operating leases, other store operating costs, distribution costs and general and administrative costs.  Our working capital requirements fluctuate during the year, rising in our third fiscal quarter as we increase quantities of inventory in anticipation of our peak holiday sales season in our fourth fiscal quarter.  Fluctuations in working capital are also driven by the timing of new store openings.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash flows from operations.

We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe our cash and cash equivalents position, net cash provided by operating activities and availability under our Revolving Credit Facility will be adequate to finance our planned capital expenditures, working capital requirements, debt service, and other financing activities over the next 12 months.  If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, we will be required to obtain additional equity or debt financing in the future.  There can be no assurance equity or debt financing will be available to us when needed or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

We are not currently receiving, and do not currently intend to apply for, loans under any federal or state programs implemented as a result of the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act.

Share Repurchase Program

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of our common stock.  This initial tranche expired on March 26, 2021.  The Board authorized the repurchase of another $100.0 million of our common stock on December 15, 2020 and a $100.0 million increase on March 16, 2021, resulting in $200.0 million approved for share repurchases through January 13, 2023.  On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.

Index
During 2021, we repurchased 3,113,981 shares of our common stock for $220.0 million, inclusive of transaction costs, pursuant to our share repurchase program, and during 2020, we repurchased 3,885 shares of our common stock for $0.3 million, inclusive of transaction costs.  These expenditures were funded by cash generated from operations.  As of January 29, 2022, we had approximately $180.0 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	2021	2020
	(in thousands)
Net cash provided by operating activities	$45,033	$361,254
Net cash used in investing activities	(31,830)	(30,448)
Net cash (used in) provided by financing activities	(213,352)	26,370
Net (decrease) increase in cash and cash equivalents	$(200,149)	$357,176

Cash Provided by Operating Activities

Net cash provided by operating activities in 2021 totaled $45.0 million compared with $361.3 million in 2020.  The decrease in net cash provided by operating activities in 2021 was primarily due to increased working capital needs (largely due to a substantial increase in capitalized costs in inventory, as well as the timing of inventory receipts and payments) and a decrease from the prior year’s record net income.

Cash Used in Investing Activities

Net cash used in investing activities totaled $31.8 million in 2021 compared with $30.4 million in 2020.  The comparative increase in cash used in investing activities is primarily due to an increase in cash used for capital expenditures, partially offset by the proceeds from the sale of property and equipment in the current year.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities totaled $213.4 million in 2021 as compared with net cash provided by financing activities of $26.4 million in 2020.  The net cash outflow in 2021 is due to $220.0 million paid for the repurchase of the Company’s shares, partially offset by proceeds from stock option exercises.

Credit Facilities

On May 22, 2019, we completed a transaction in which we refinanced our Credit Facility.  The Credit Facility provides for a five-year $100.0 million Revolving Credit Facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.  The loans under the Revolving Credit Facility mature on May 22, 2024.  In addition, we may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility.

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

Under the terms of the Revolving Credit Facility, as of January 29, 2022, we could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $100.0 million.

As of January 29, 2022, we had no outstanding borrowings under the Revolving Credit Facility, with $84.7 million of borrowing availability, outstanding letters of credit commitments of $15.1 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. We incurred unused line fees of $0.1 million in each of 2021 and 2020.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which we must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  We were in compliance with all terms of the Credit Facility during 2021.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on our consolidated balance sheet as of January 29, 2022 from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The following table summarizes our material cash requirements over the next several periods from known contractual obligations, including contractual lease obligations:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Operating leases (1)	$81,360	$170,593	$111,660	$116,040	$479,653
Finance leases	607	525	-	-	1,132
Purchase obligations (2)	12,300	-	-	-	12,300
Total	$94,267	$171,118	$111,660	$116,040	$493,085

(1)	Operating lease payments exclude $46.7 million of legally binding minimum lease payments for leases signed, but not yet commenced.

(2)	Purchase obligations represent $12.3 million associated with a construction agreement for the expansion of our York, PA distribution center (entered into on March 7, 2022).

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP.  A summary of our significant accounting policies can be found in Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  These judgments and estimates are based on historical and other factors believed to be reasonable under the circumstances.  We have identified the policies below as critical to our business operations and understanding of our results of operations.

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

Factors considered in the determination of permanent markdowns include uncertainties related to inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise and customer preferences.  A significant increase in the demand for merchandise could result in a short-term increase in inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand.  If our inventory is determined to be overvalued in the future, we would be required to recognize such costs in cost of sales and reduce operating income at the time of such determination.  Therefore, although every effort is made to ensure the accuracy of forecasts of merchandise demand, any significant unanticipated changes in demand or in economic conditions within our markets could have a significant impact on the value of our inventory and reported operating results.  Similarly, if higher than anticipated levels of shrinkage were to occur, it could have a material effect on our results of operations.

We have not made any material changes in the methodology used to recognize permanent markdowns or inventory shrinkage in the financial periods presented nor do we anticipate material changes in assumptions we use for permanent markdowns or shrinkage.  As previously stated, however, if our actual experience does not accurately reflect our assumptions and forecasts, we may be exposed to losses or gains that could be material.  We believe a 10% change in our assumptions as of January 29, 2022 would have impacted net income by approximately $0.7 million in 2021.

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

If management determines a quantitative goodwill impairment test is required, or it elects to perform a quantitative test, the test is performed by determining the fair value of our sole reporting unit. Fair value is determined based on our public market capitalization. The carrying value of goodwill is considered impaired when the reporting unit’s fair value is less than its carrying value and the Company would record an impairment loss equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit.

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

Our impairment calculations contain uncertainties as they require management to make assumptions and apply judgment to qualitative factors as well as estimate future cash flows by forecasting financial performance.  Our policy is to conduct impairment testing based on our most current business plans, which reflect anticipated changes in the economy and the retail industry. Should significant changes in our overall business strategy, future results or economic events cause us to adjust our projected cash flows, future estimates of fair value may not support the carrying amount of these assets. If actual results prove inconsistent with our assumptions and judgments, we could be exposed to an impairment charge.

For 2021 and 2020, we completed an impairment test of our goodwill and determined that no impairment of goodwill existed.  Similarly, for 2021 and 2020, we completed an impairment test of our tradename and determined that no impairment of the asset existed.

Index
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facility, which carries variable interest rates.  As of January 29, 2022, our Credit Facility consisted solely of a Revolving Credit Facility with advances tied to a borrowing base.  Because our Credit Facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of January 29, 2022, we had no outstanding variable rate debt under our Revolving Credit Facility.  We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2022, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021 and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Index
Evaluation of excess inventories

As discussed in Note 1(h) to the consolidated financial statements, the Company utilizes the retail inventory method. The retail inventory method involves the use of judgments and estimates, such as the timing of permanent markdowns, to account for excess inventory that may impact the valuation of ending inventory. Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise and customer preferences. As of January 29, 2022, the Company’s inventory balance was $467.3 million.

We identified the evaluation of excess inventories as a critical audit matter. Especially challenging auditor judgement was required to evaluate the timeliness of permanent markdowns due to the subjective nature of the audit procedures applied to evaluate the time period in which the excess inventories warranted a permanent markdown.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the evaluation of excess inventories. This included controls related to inventory permanent markdowns, including controls over the review of the excess inventory analysis, which provided the time period inventories have been outstanding, in order to identify excess inventories. To test the timeliness of permanent markdowns, we assessed the reliability of the excess inventory analysis, and we involved information technology professionals with specialized skills and knowledge, who assisted in evaluating the reliability of the aged inventory items by product type. In addition, we evaluated the Company’s determination of timely permanent markdowns by analyzing the Company’s excess inventory analysis.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania
March 25, 2022

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal year ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$1,752,995	$1,808,821	$1,408,199
Cost of sales	1,071,749	1,085,455	852,610
Gross profit	681,246	723,366	555,589
Selling, general and administrative expenses	447,615	418,889	356,060
Depreciation and amortization expenses	19,364	16,705	14,582
Pre-opening expenses	9,675	10,272	13,092
Operating income	204,592	277,500	171,855
Interest expense (income), net	209	(278)	(878)
Income before income taxes	204,383	277,778	172,733
Income tax expense	46,928	35,082	31,603
Net income	$157,455	$242,696	$141,130
Earnings per common share:
Basic	$2.44	$3.75	$2.23
Diluted	$2.43	$3.68	$2.14
Weighted average common shares outstanding:
Basic	64,447	64,748	63,214
Diluted	64,878	65,873	65,874

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$246,977	$447,126
Inventories	467,306	353,704
Accounts receivable	1,372	621
Prepaid expenses and other assets	11,173	7,316
Total current assets	726,828	808,767
Property and equipment, net	147,164	138,712
Operating lease right-of-use assets	420,568	380,546
Goodwill	444,850	444,850
Trade name	230,559	230,559
Other assets	2,203	2,421
Total assets	$1,972,172	$2,005,855
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$332	$328
Accounts payable	106,599	117,217
Income taxes payable	2,556	10,960
Current portion of operating lease liabilities	75,535	64,732
Accrued expenses and other	78,246	90,559
Total current liabilities	263,268	283,796
Revolving credit facility	-	-
Long-term debt	719	656
Deferred income taxes	66,179	65,064
Long-term operating lease liabilities	354,293	321,454
Other long-term liabilities	3	4
Total liabilities	684,462	670,974
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,516 and 66,165 shares issued, respectively	67	66
Additional paid-in capital	664,293	648,949
Retained earnings	883,722	726,267
Treasury - common stock, at cost; 3,816 and 702 shares, respectively	(260,372)	(40,401)
Total stockholders’ equity	1,287,710	1,334,881
Total liabilities and stockholders’ equity	$1,972,172	$2,005,855

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 2, 2019	63,015	$63	(9)	$(86)	$600,234	$342,441	$942,652
Stock-based compensation expense	-	-	-	-	7,302	-	7,302
Proceeds from stock options exercised	653	1	-	-	9,086	-	9,087
Vesting of restricted stock	60	-	-	-	-	-	-
Common shares withheld for taxes	(16)	-	-	-	(1,272)	-	(1,272)
Shares repurchased	-	-	(689)	(40,014)	-	-	(40,014)
Net income	-	-	-	-	-	141,130	141,130
Balance as of February 1, 2020	63,712	64	(698)	(40,100)	615,350	483,571	1,058,885
Stock-based compensation expense	-	-	-	-	6,501	-	6,501
Proceeds from stock options exercised	2,403	2	-	-	28,059	-	28,061
Vesting of restricted stock	69	-	-	-	-	-	-
Common shares withheld for taxes	(19)	-	-	-	(961)	-	(961)
Shares repurchased	-	-	(4)	(301)	-	-	(301)
Net income	-	-	-	-	-	242,696	242,696
Balance as of January 30, 2021	66,165	66	(702)	(40,401)	648,949	726,267	1,334,881
Stock-based compensation expense	-	-	-	-	8,042	-	8,042
Proceeds from stock options exercised	305	1	-	-	8,634	-	8,635
Vesting of restricted stock	62	-	-	-	-	-	-
Common shares withheld for taxes	(16)	-	-	-	(1,332)	-	(1,332)
Shares repurchased	-	-	(3,114)	(219,971)	-	-	(219,971)
Net income	-	-	-	-	-	157,455	157,455
Balance as of January 29, 2022	66,516	$67	(3,816)	$(260,372)	$664,293	$883,722	$1,287,710

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash flows from operating activities:
Net income	$157,455	$242,696	$141,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,894	22,465	17,543
Amortization of debt issuance costs	256	256	296
Gain on sale of assets	(213)	(2)	(74)
Deferred income tax provision	1,115	5,663	3,785
Stock-based compensation expense	8,042	6,501	7,302
Changes in operating assets and liabilities:
Inventories	(113,602)	(18,523)	(38,774)
Accounts receivable	(751)	2,219	(2,270)
Prepaid expenses and other assets	(3,895)	(1,849)	(870)
Accounts payable	(11,116)	55,574	(15,513)
Income taxes payable	(8,404)	7,054	(3,487)
Accrued expenses and other liabilities	(8,748)	39,200	(3,724)
Net cash provided by operating activities	45,033	361,254	105,344
Cash flows from investing activities:
Purchases of property and equipment	(34,989)	(30,525)	(76,979)
Proceeds from sale of property and equipment	3,159	122	42,855
Purchase of intangible asset	-	(45)	-
Net cash used in investing activities	(31,830)	(30,448)	(34,124)
Cash flows from financing activities:
Repayments on finance leases	(684)	(429)	(460)
Payment of debt issuance costs	-	-	(552)
Proceeds from stock option exercises	8,635	28,061	9,087
Common shares withheld for taxes	(1,332)	(961)	(1,272)
Payment for shares repurchased	(219,971)	(301)	(40,014)
Net cash (used in) provided by financing activities	(213,352)	26,370	(33,211)
Net (decrease) increase in cash and cash equivalents	(200,149)	357,176	38,009
Cash and cash equivalents at the beginning of the year	447,126	89,950	51,941
Cash and cash equivalents at the end of the year	$246,977	$447,126	$89,950
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$358	$324	$355
Income taxes	$54,690	$22,047	$30,857
Non-cash investing activities:
Accrued purchases of property and equipment	$3,189	$2,636	$4,562

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

Since its first store opened in 1982, the Company has grown to 431 retail locations in 29 states as of January 29, 2022. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer January 31 of the following calendar year.  References to the fiscal year ended January 29, 2022 refer to the 52-week period from January 31, 2021 to January 29, 2022 (“2021”).  References to the fiscal year ended January 30, 2021 refer to the 52-week period from February 2, 2020 to January 30, 2021 (“2020”).  References to the fiscal year ended February 1, 2020 refer to the 52-week period from February 3, 2019 to February 1, 2020 (“2019”).

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

The useful lives for the purpose of computing depreciation and amortization are as follows:

Software	3 years
Automobiles	2 - 5 years
Computer equipment	5 years
Furniture, fixtures and equipment	7 - 10 years
Buildings	40 years
Leasehold improvements	Lesser of lease term or useful life

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(j)	Goodwill/Intangible Assets

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

If management determines a quantitative goodwill impairment test is required, or it elects to perform a quantitative test, the test is performed by determining the fair value of the Company’s sole reporting unit.  Fair value is determined based on the Company’s public market capitalization. The carrying value of goodwill is considered impaired when the reporting unit’s fair value is less than its carrying value and the Company would record an impairment loss equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit.

For  2021, 2020 and 2019, the Company completed an impairment test of its goodwill and determined that no impairment of goodwill existed.

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

For 2021, 2020 and 2019, the Company completed an impairment test of its tradename and determined that no impairment of the asset existed.

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

(n)	Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) are comprised of payroll and benefits for stores, field support and support center associates.  SG&A also include marketing and advertising expense, occupancy costs for stores and the store support center, insurance, corporate infrastructure, and other general expenses.

(o)	Advertising Costs

Advertising costs primarily consist of newspaper circulars, email campaigns, media broadcasts and prominent advertising at professional and collegiate sporting events and are generally expensed the first time the advertising occurs. Advertising expense for 2021, 2020 and 2019 was $52.2 million, $41.4 million and $42.4 million, respectively.

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

The Company recognizes operating lease assets and liabilities at the lease commencement date in accordance with Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company’s right to use an underlying asset for the lease term. The Company’s lessors do not provide an implicit rate, nor is one readily available, therefore the Company uses its incremental borrowing rate based on the portfolio approach, which applies one rate to leases within a given period. The incremental borrowing rate is used to discount future cash flows and is an estimate which is determined by an analysis of the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and current market conditions.

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

Debt issuance costs are amortized to interest expense using the effective interest method over the life of the related debt. As of January 29, 2022 and January 30, 2021, debt issuance costs, net of accumulated amortization, were $0.5 million and $0.8 million, respectively. The amortization expense for debt issuance costs was $0.3 million in each of 2021, 2020 and 2019.

(s)	Self‑Insurance Liabilities

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

Ollie’s files consolidated federal and state income tax returns. For tax years prior to 2018, the Company is no longer subject to U.S. federal income tax examinations. State income tax returns are filed in various state tax jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Fiscal year ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net income	$157,455	$242,696	$141,130

Weighted average number of common shares outstanding – Basic	64,447	64,748	63,214
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	431	1,125	2,660
Weighted average number of common shares outstanding – Diluted	64,878	65,873	65,874
Earnings per common share – Basic	$2.44	$3.75	$2.23
Earnings per common share – Diluted	$2.43	$3.68	$2.14

The effect of the weighted average assumed exercise of stock options outstanding totaling 425,718, 322,238 and 359,801 as of January 29, 2022, January 30, 2021 and February 1, 2020, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 22,546, 12,047 and 34,673 as of January 29, 2022, January 30, 2021 and February 1, 2020, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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

	Fiscal year ended
	January 29, 2022	January 30, 2021	February 1, 2020
Beginning balance	$8,113	$8,254	$9,055
Revenue deferred	15,290	17,813	15,720
Revenue recognized	(15,621)	(17,954)	(16,521)
Ending balance	$7,782	$8,113	$8,254

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

	Fiscal year ended
	January 29, 2022	January 30, 2021	February 1, 2020
Beginning balance	$1,902	$1,679	$1,448
Gift card issuances	5,433	4,906	5,178
Gift card redemption and breakage	(5,044)	(4,683)	(4,947)
Ending balance	$2,291	$1,902	$1,679

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Sales return allowance is recorded on a gross basis on the consolidated balance sheets as a refund liability and an asset for recovery.  The allowance for estimated retail merchandise returns is based on prior experience. The following table provides a reconciliation of the activity related to the Company’s sales returns allowance (in thousands):

	Fiscal year ended
	January 29, 2022	January 30, 2021	February 1, 2020
Beginning balance	$1,060	$1,060	$798
Provisions	54,475	52,472	55,649
Sales returns	(54,434)	(52,472)	(55,387)
Ending balance	$1,101	$1,060	$1,060

(3)	Property and Equipment

Property and equipment consists of the following (in thousands):

	January 29, 2022	January 30, 2021
Land	$7,942	$7,516
Buildings	34,608	33,658
Furniture, fixtures and equipment	184,050	162,119
Leasehold improvements	40,858	31,937
Automobiles	2,338	2,109
	269,796	237,339
Less: Accumulated depreciation and amortization	(122,632)	(98,627)
	$147,164	$138,712

Depreciation and amortization expense of property and equipment was $24.9 million, $22.5 million and $17.5 million in 2021, 2020 and 2019, respectively, of which $19.4 million, $16.7 million and $14.6 million is included in the depreciation and amortization expenses in 2021, 2020 and 2019, respectively, on the consolidated statements of income.  The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

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

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of January 29, 2022 (in thousands):

2022	$81,360
2023	94,452
2024	76,141
2025	60,109
2026	51,551
Thereafter	116,040
Total undiscounted lease payments (1)	479,653
Less: Imputed interest	(49,825)
Total lease obligations	429,828
Less: Current obligations under leases	(75,535)
Long-term lease obligations	$354,293

(1)	Lease obligations exclude $46.7 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods (dollars in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020

Cash paid for operating leases	$85,923	$70,829	$66,705
Operating lease cost	86,516	77,843	67,360
Variable lease cost	7,848	5,494	2,421
Non-cash right-of-use assets obtained in exchange for lease obligations	59,696	63,670	91,986
Weighted-average remaining lease term	6.6 years	6.7 years	7.1 years
Weighted-average discount rate	3.4%	4.1%	4.5%

Marketing Commitment

The Company has entered into an agreement with Valassis Communications, Inc. for marketing services. This agreement has a guaranteed spend commitment of $23.0 million over a two-year period ending on May 28, 2022. As of January 29, 2022, the Company has met its guaranteed spend commitment of $23.0 million.

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

(5)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 29, 2022	January 30, 2021
Compensation and benefits	$19,270	$32,943
Deferred revenue	10,073	10,015
Insurance	9,626	6,318
Advertising	8,531	4,325
Real estate related	7,234	5,753
Sales and use taxes	5,968	6,487
Freight	2,073	7,180
Other	15,471	17,538
	$78,246	$90,559

(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases as of January 29, 2022 and January 30, 2021.

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

Under the terms of the Revolving Credit Facility, as of January 29, 2022, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of January 29, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility, with $84.7 million of borrowing availability, outstanding letters of credit commitments of $15.1 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. The Company incurred unused line fees of $0.1 million, $0.1 million and $0.2 million in 2021, 2020 and 2019, respectively.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during 2021.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 29, 2022, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The components of income tax provision (benefit) are as follows (in thousands):

	Fiscal year ended
	January 29, 2022	January 30, 2021	February 1, 2020
Current:
Federal	$35,657	$22,045	$21,737
State	10,156	7,374	6,081
	45,813	29,419	27,818
Deferred:
Federal	802	5,866	3,393
State	313	(203)	392
	1,115	5,663	3,785
Income tax expense	$46,928	$35,082	$31,603

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal year ended
	January 29, 2022	January 30, 2021	February 1, 2020
Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.1	2.0	3.0
Excess tax benefits related to stock-based compensation	(1.7)	(10.2)	(5.4)
Other	(0.4)	(0.2)	(0.3)
	23.0%	12.6%	18.3%

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets:
Inventory reserves	$990	$1,032
Lease liability	110,465	98,793
Stock-based compensation	3,446	2,833
Deferred revenue	1,999	2,076
Other	5,450	6,169
Total deferred tax assets	122,350	110,903
Deferred tax liabilities:
Tradename	(59,214)	(58,954)
Depreciation	(21,245)	(19,369)
Operating lease right-of-use assets	(108,070)	(97,644)
Total deferred tax liabilities	(188,529)	(175,967)
Net deferred tax liabilities	$(66,179)	$(65,064)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of January 29, 2022 and January 30, 2021.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of January 29, 2022 or January 30, 2021, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for 2021, 2020 or 2019.

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

In connection with the IPO, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants.  The 2015 Plan allows for the issuance of up to 5,250,000 shares.  Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board.  The Company uses authorized and unissued shares to satisfy share award exercises. As of January 29, 2022, there were 2,644,914 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant.  The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for 2019, 2020 and 2021 (in thousands, except share and per share amounts):

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at February 2, 2019	3,746,422	$15.29
Granted	357,718	76.28
Forfeited	(222,729)	51.53
Exercised	(652,719)	13.92
Outstanding at February 1, 2020	3,228,692	19.83
Granted	517,995	42.25
Forfeited	(99,288)	51.39
Exercised	(2,403,164)	11.68
Outstanding at January 30, 2021	1,244,235	42.39
Granted	298,990	84.48
Forfeited	(129,233)	61.98
Exercised	(304,677)	28.34
Outstanding at January 29, 2022	1,109,315	55.30	7.3	$6,059
Exercisable at January 29, 2022	400,996	39.94	5.5	$5,082

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
During 2020, the estate of a former executive of the Company exercised 1.9 million vested stock options and the Company received $17.1 million in proceeds. The intrinsic value of stock options exercised for 2021, 2020 and 2019 was $17.0 million, $145.3 million and $44.6 million, respectively.

The weighted average grant date fair value per option for options granted during 2021, 2020 and 2019 was $33.38, $13.27 and $23.67, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Risk-free interest rate	1.33%	0.76%	2.30%
Expected dividend yield	—	—	—
Expected life (years)	6.25 years	6.25 years	6.25 years
Expected volatility	38.39%	30.52%	26.00%

The expected life of stock options is estimated using the “simplified method,” as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.  The simplified method is based on the average of the vesting tranches and the contractual life of each grant.  For stock price volatility through January 29, 2022, the Company uses its historical information since its IPO as well as comparable public companies as a basis for its expected volatility to calculate the fair value of option grants.  The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair value of the common stock on the date of the grant.  RSUs outstanding vest ratably over four years or cliff vest in one or four years.  Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for 2019, 2020 and 2021 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at February 2, 2019	220,200	$35.75
Granted	77,469	75.40
Forfeited	(60,172)	50.25
Vested	(59,951)	33.82
Nonvested balance at February 1, 2020	177,546	48.78
Granted	64,771	43.30
Forfeited	(24,917)	51.61
Vested	(68,562)	34.99
Nonvested balance at January 30, 2021	148,838	52.28
Granted	59,195	83.18
Forfeited	(19,887)	62.27
Vested	(62,663)	44.51
Nonvested balance at January 29, 2022	125,483	69.15

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within SG&A was $8.0 million, $6.5 million and $7.3 million for 2021, 2020 and 2019, respectively.

As of January 29, 2022, there was $17.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.6 years. Compensation costs related to awards are recognized using the straight-line method.

(9)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan (the “Plan”), qualified under Internal Revenue Code (“IRC”) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan and matches the employee’s contribution up to 25% of the first 6% of their annual compensation. The portion that the Company matches is vested ratably over six years. The employer matching contributions to the Plan were $0.2 million in each of the years ended 2021, 2020 and 2019.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions in 2021, 2020 or 2019.

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

Share Repurchase Program

On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock.  This initial tranche expired on March 26, 2021.  The Board authorized the repurchase of another $100.0 million of the Company’s common stock on December 15, 2020 and a $100.0 million increase on March 16, 2021, resulting in $200.0 million approved for share repurchases through January 13, 2023. On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of the Company’s Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s Board of Directors at any time.

During 2021, the Company repurchased 3,113,981 shares of its common stock for $220.0 million, inclusive of transaction costs, pursuant to its share repurchase program.  During 2020, the Company repurchased 3,885 shares of its common stock for $0.3 million, inclusive of transaction costs, and during 2019, it repurchased 689,457 shares of its common stock for $40.0 million, inclusive of transaction costs.  These expenditures were funded by cash generated from operations.  As of January 29, 2022, the Company had $180.0 million remaining under its share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(11)	Segment Reporting and Entity-Wide Information

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

The following table summarizes the percentage of net sales by merchandise category for each year presented:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Housewares	14.9%	15.7%	15.0%
Bed and bath	10.7	10.9	10.5
Food	10.3	10.2	10.8
Floor coverings	8.6	8.5	8.4
Books and stationery	7.9	7.6	8.6
Electronics	6.8	6.1	6.6
Toys	6.4	6.2	6.5
Health and beauty aids	5.9	7.7	5.7
Other	28.5	27.1	27.9
	100.0%	100.0%	100.0%

(12)	Quarterly Results of Operations and Seasonality (Unaudited)

The following table reflects quarterly financial results for 2021 and 2020 (in thousands, except for per share data).  Each quarterly period listed below consisted of a 13-week period. The sum of the four quarters for any given year may not equal annual totals due to rounding.

	2021				2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$501,135	$383,487	$415,881	$452,492	$515,763	$414,382	$529,313	$349,363
Gross profit	183,041	152,560	163,035	182,610	204,657	171,501	206,842	140,366
Net income	44,727	23,185	34,323	55,220	64,660	45,197	99,383	33,456
Basic earnings per common share	$0.71	$0.36	$0.53	$0.84	$0.99	$0.69	$1.53	$0.53
Diluted earnings per common share	$0.71	$0.36	$0.52	$0.84	$0.98	$0.68	$1.50	$0.51

Beginning in the second quarter of 2020 through the first quarter of 2021, the Company’s financial results benefited from increased consumer spending associated with federal stimulus funds for the COVID-19 pandemic.

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

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(13)	Transactions with Affiliated and Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033.  Ollie’s made $1.7 million, $1.7 million and $1.5 million in rent payments to such related parties during 2021, 2020 and 2019, respectively.  The annual lease payments are $1.7 million for the next five years and the total remaining payments after the next five years are $4.5 million. These lease payments are included in the operating lease disclosures in Note 4.

During the fiscal year 2021, the Company purchased pallets totaling $0.2 million from a company affiliated with a member of its Board of Directors. Additionally, during 2021 the Company has sold damaged pallets to the aforementioned company totaling $0.1 million.

(14)	Subsequent Event

In 2022, the Company plans to expand its York, PA distribution center by 200,000 square feet.  In connection with this expansion, on March 7, 2022, the Company entered into a construction agreement totaling $12.3 million.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets
(In thousands)

	January 29, 2022	January 30, 2021
Assets
Total current assets	$-	$-
Long-term assets:
Investment in subsidiaries	1,287,710	1,334,881
Total assets	$1,287,710	$1,334,881

Liabilities and stockholders’ equity
Total current liabilities	$-	$-
Total long-term liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock	67	66
Additional paid-in capital	664,293	648,949
Retained earnings	883,722	726,267
Treasury stock, at cost	(260,372)	(40,401)
Total stockholders’ equity	1,287,710	1,334,881
Total liabilities and stockholders’ equity	$1,287,710	$1,334,881

See accompanying notes.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income
(In thousands)

Fiscal year ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	-	-	-
Depreciation and amortization expenses	-	-	-
Pre-opening expenses	-	-	-
Operating income	-	-	-
Interest expense, net	-	-	-
Income before income taxes and equity in net income of subsidiaries	-	-	-
Income tax expense	-	-	-
Income before equity in net income of subsidiaries	-	-	-
Net income of subsidiaries	157,455	242,696	141,130
Net income	$157,455	$242,696	$141,130

See accompanying notes.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.	Basis of presentation

In the parent-company-only condensed financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (the “Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only condensed financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during 2021, 2020 or 2019.

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

As of January 29, 2022, Ollie’s Bargain Outlet, Inc. had $84.7 million available for borrowing under its Revolving Credit Facility.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The Company was in compliance with all terms of the agreement during and as of the fiscal year ended January 29, 2022.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 29, 2022, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the Credit Facility, subject to certain exceptions.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures under the Exchange Act as of January 29, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2022, the Company’s disclosure controls and procedures are effective.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 29, 2022.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of January 29, 2022, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of January 29, 2022 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 25, 2022 that appears below.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 29, 2022, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements), and our report dated March 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 25, 2022

Index
Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive proxy statement in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year ended January 29, 2022, and is incorporated herein by reference.

In addition, the Company’s Board of Directors has adopted a Code of Ethical Business Conduct that applies to all of its directors, employees and officers, including the Chief Executive Officer and Chief Financial Officer. The current version of the Code of Ethical Business Conduct is available on the Company’s website under the Investor Relations section at www.ollies.us. In accordance with the rules adopted by the SEC and NASDAQ, the Company intends to promptly disclose any amendments to certain provisions of the Code of Ethical Business Conduct, or waivers of such provisions granted to executive officers and directors, on its website under the Investor Relations section at www.ollies.us. The information contained on or accessible through the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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
4.2†
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Form 10-K filed by the Company on March 24, 2021 (No. 001-37501)).

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

10.8†
Employment Agreement, dated May 3, 2021, by and between Ollie’s Bargain Outlet, Inc. and Eric van der Valk (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on May 3, 2021 (No. 001-37501)).

10.9†
Employment Agreement, dated October 1, 2021, by and between Ollie’s Bargain Outlet, Inc. and James Comitale (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q by the Company on December 7, 2021 (No. 001-37501)).

10.10†	Bargain Holdings Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).
10.11†
Form of Stock Option Agreement under Bargain Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.12†
Form of Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on July 6, 2015 (No. 333- 204942)).

10.13†
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr (incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.14†
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.26 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.15†
Amendment to Employment Agreement, dated January 5, 2018, by and between Ollie’s Bargain Outlet, Inc. and Jay Stasz (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on January 5, 2018 (No. 001-37501)).

10.16†
Amendment to Employment Agreement, dated January 5, 2018, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on January 5, 2018 (No. 001-37501)).

10.17†
Amendment to Employment Agreement, dated December 10, 2019, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on December 10, 2019 (No. 001-37501)).

Index
Exhibit no.	Description
10.18†
Amendment to Employment Agreement, dated April 11, 2021, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on April 15, 2021 (No. 001-37501)).

10.19†
Amendment to Employment Agreement, dated April 11, 2021, by and between Ollie’s Bargain Outlet, Inc. and Kenneth Robert Bertram (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on April 15, 2021 (No. 001-37501)).

10.20†
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

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Previously filed.
**	Submitted electronically with this report.

Index
Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: March 25, 2022	By:	/s/ Jay Stasz

Name: Jay Stasz
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Swygert, Jay Stasz and James Comitale each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

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