Form 10-Q
period 2022-04-30
Ollie's Bargain Outlet Holdings, Inc.
filed 2022-06-08
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 3, 2022 was 62,494,705.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Net sales	$406,666	$452,492
Cost of sales	265,341	269,882
Gross profit	141,325	182,610
Selling, general and administrative expenses	116,273	104,370
Depreciation and amortization expenses	5,247	4,484
Pre-opening expenses	2,660	2,535
Operating income	17,145	71,221
Interest expense (income), net	109	(25)
Income before income taxes	17,036	71,246
Income tax expense	4,513	16,026
Net income	$12,523	$55,220
Earnings per common share:
Basic	$0.20	$0.84
Diluted	$0.20	$0.84
Weighted average common shares outstanding:
Basic	62,869	65,503
Diluted	63,011	66,119

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2022	May 1, 2021	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$205,463	$472,167	$246,977
Inventories	517,033	355,193	467,306
Accounts receivable	1,054	363	1,372
Prepaid expenses and other assets	7,806	5,526	11,173
Total current assets	731,356	833,249	726,828
Property and equipment, net of accumulated depreciation of $129,244, $104,236 and $122,632, respectively	149,765	142,354	147,164
Operating lease right-of-use assets	431,102	390,111	420,568
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,198	2,368	2,203
Total assets	$1,989,830	$2,043,491	$1,972,172
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$350	$327	$332
Accounts payable	101,109	90,378	106,599
Income taxes payable	6,769	26,051	2,556
Current portion of operating lease liabilities	78,427	61,589	75,535
Accrued expenses and other	71,499	76,675	78,246
Total current liabilities	258,154	255,020	263,268
Revolving credit facility	-	-	-
Long-term debt	761	610	719
Deferred income taxes	66,390	65,817	66,179
Long-term operating lease liabilities	362,088	335,398	354,293
Other long-term liabilities	2	4	3
Total liabilities	687,395	656,849	684,462
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,558, 66,349 and 66,516 shares issued, respectively	67	66	67
Additional paid-in capital	666,495	655,069	664,293
Retained earnings	896,245	781,487	883,722
Treasury - common stock, at cost; 3,816, 813 and 3,816 shares, respectively	(260,372)	(49,980)	(260,372)
Total stockholders’ equity	1,302,435	1,386,642	1,287,710
Total liabilities and stockholders’ equity	$1,989,830	$2,043,491	$1,972,172

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 30, 2021	66,165	$66	(702)	$(40,401)	$648,949	$726,267	$1,334,881
Stock-based compensation expense	-	-	-	-	2,020	-	2,020
Proceeds from stock options exercised	144	-	-	-	5,258	-	5,258
Vesting of restricted stock	53	-	-	-	-	-	-
Common shares withheld for taxes	(13)	-	-	-	(1,158)	-	(1,158)
Shares repurchased	-	-	(111)	(9,579)	-	-	(9,579)
Net income	-	-	-	-	-	55,220	55,220
Balance as of May 1, 2021	66,349	$66	(813)	$(49,980)	$655,069	$781,487	$1,386,642

Balance as of January 29, 2022	66,516	$67	(3,816)	$(260,372)	$664,293	$883,722	$1,287,710
Stock-based compensation expense	-	-	-	-	2,388	-	2,388
Proceeds from stock options exercised	10	-	-	-	298	-	298
Vesting of restricted stock	43	-	-	-	-	-	-
Common shares withheld for taxes	(11)	-	-	-	(484)	-	(484)
Shares repurchased	-	-	-	-	-	-	-
Net income	-	-	-	-	-	12,523	12,523
Balance as of April 30, 2022	66,558	$67	(3,816)	$(260,372)	$666,495	$896,245	$1,302,435

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net income	$12,523	$55,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,660	5,859
Amortization of debt issuance costs	64	64
Gain on sale of assets	(30)	(27)
Deferred income tax provision	211	753
Stock-based compensation expense	2,388	2,020
Changes in operating assets and liabilities:
Inventories	(49,727)	(1,489)
Accounts receivable	318	258
Prepaid expenses and other assets	3,308	1,779
Accounts payable	(5,310)	(27,311)
Income taxes payable	4,213	15,091
Accrued expenses and other liabilities	(6,134)	(12,094)
Net cash (used in) provided by operating activities	(31,516)	40,123
Cash flows from investing activities:
Purchases of property and equipment	(9,668)	(9,463)
Proceeds from sale of property and equipment	51	51
Net cash used in investing activities	(9,617)	(9,412)
Cash flows from financing activities:
Repayments on finance leases	(195)	(191)
Proceeds from stock option exercises	298	5,258
Common shares withheld for taxes	(484)	(1,158)
Payment for shares repurchased	-	(9,579)
Net cash used in financing activities	(381)	(5,670)
Net (decrease) increase in cash and cash equivalents	(41,514)	25,041
Cash and cash equivalents at the beginning of the period	246,977	447,126
Cash and cash equivalents at the end of the period	$205,463	$472,167
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$100	$82
Income taxes	$89	$182
Non-cash investing activities:
Accrued purchases of property and equipment	$2,548	$2,554

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 30, 2022 and May 1, 2021
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

Since its first store opened in 1982, the Company has grown to 439 retail locations in 29 states as of April 30, 2022. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended April 30, 2022 and May 1, 2021 refer to the thirteen weeks from January 30, 2022 to April 30, 2022 and from January 31, 2021 to May 1, 2021, respectively.  References to “2021” refer to the fiscal year ended January 29, 2022 and references to “2022” refer to the fiscal year ending January 28, 2023.  Both periods consist of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of April 30, 2022 and May 1, 2021, and the condensed consolidated statements of income, stockholders’ equity and cash flows for the thirteen weeks ended April 30, 2022 and May 1, 2021 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2022 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The Company’s balance sheet as of January 29, 2022, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022 (“Annual Report”), but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for 2021 and footnotes thereto included in the Annual Report.

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 30, 2022 and May 1, 2021
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
April 30, 2022 and May 1, 2021
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

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Beginning balance	$7,782	$8,113
Revenue deferred	3,248	4,073
Revenue recognized	(3,037)	(3,659)
Ending balance	$7,993	$8,527

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

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Beginning balance	$2,291	$1,902
Gift card issuances	1,064	1,130
Gift card redemption and breakage	(1,232)	(1,214)
Ending balance	$2,123	$1,818

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 30, 2022 and May 1, 2021
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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended
	April 30, 2022	May 1, 2021

Net income	$12,523	$55,220
Weighted average number of common shares outstanding – Basic	62,869	65,503
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	142	616
Weighted average number of common shares outstanding – Diluted	63,011	66,119
Earnings per common share – Basic	$0.20	$0.84
Earnings per common share – Diluted	$0.20	$0.84

The effect of the weighted average assumed exercise of stock options outstanding totaling 1,012,070 and 295,100 for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 57,079 and 0 for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(4)	Commitments and Contingencies

Commitments

Effective February 3, 2019, the Company accounts for its leases under ASC 842, Leases (Topic 842). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if available. The Company’s lessors do not provide an implicit rate, nor is one readily available, therefore the Company uses its incremental borrowing rate based on the portfolio approach, which applies one rate to leases within a given period. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company does not act as a lessor.

Ollie’s generally leases its stores, offices and distribution facilities under operating leases that expire at various dates through 2035.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales.  A majority of the Company’s leases also require a payment for all or a portion of common-area maintenance, insurance, real estate taxes, water and sewer costs and repairs, on a fixed or variable payment basis, the cost of which, for leases existing as of the adoption of ASC 842, is charged to the related expense category rather than being accounted for as rent expense.  For leases entered into after the adoption of ASC 842, the Company accounts for lease components together with non-lease components as a single component for all classes of underlying assets.  Most of the leases contain options to renew for three to five successive five-year periods.  The Company is generally not reasonably certain to exercise renewal options; therefore, the options are not considered in determining the lease term, and associated potential option payments are excluded from the lease payments.  Ollie’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Store and office lease costs are classified in selling, general and administrative expenses and distribution center lease costs are classified in cost of sales on the condensed consolidated statements of income.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 30, 2022 and May 1, 2021
(Unaudited)
The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of April 30, 2022 (in thousands):

2022	$60,858
2023	98,320
2024	79,948
2025	63,798
2026	55,901
Thereafter	132,120
Total undiscounted lease payments (1)	490,945
Less: Imputed interest	(50,430)
Total lease obligations	440,515
Less: Current obligations under leases	(78,427)
Long-term lease obligations	$362,088

(1)	Lease obligations exclude $58.1 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods (dollars in thousands):

	Thirteen weeks ended
	April 30, 2022	May 1, 2021

Cash paid for operating leases	$22,919	$27,478
Operating lease cost	22,832	20,841
Variable lease cost	2,373	1,608
Non-cash right-of-use assets obtained in exchange for lease obligations	18,489	21,508
Weighted-average remaining lease term	6.6 years	6.6 years
Weighted-average discount rate	3.4%	3.9%

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

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	April 30, 2022	May 1, 2021	January 29, 2022
Compensation and benefits	$14,262	$18,238	$19,270
Deferred revenue	10,116	10,345	10,073
Insurance	9,680	6,304	9,626
Sales and use taxes	7,492	8,010	5,968
Real estate related	7,167	5,826	7,234
Freight	3,554	5,934	2,073
Advertising	2,944	4,201	8,531
Other	16,284	17,817	15,471
	$71,499	$76,675	$78,246

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 30, 2022 and May 1, 2021
(Unaudited)
(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases as of April 30, 2022, May 1, 2021 and January 29, 2022.

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

Under the terms of the Revolving Credit Facility, as of April 30, 2022, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of April 30, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility, with $90.9 million of borrowing availability, outstanding letters of credit commitments of $8.9 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the thirteen weeks ended April 30, 2022.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s condensed consolidated balance sheet as of April 30, 2022, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period.  The effective tax rates for the thirteen weeks ended April 30, 2022 and May 1, 2021 were 26.5% and 22.5%, respectively.  The effective tax rates in the respective periods include the impact of excess tax benefits related to stock-based compensation.  These discrete tax items totaled an expense of $(0.2) million and a benefit of $2.1 million in the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 30, 2022 and May 1, 2021
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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of April 30, 2022, there were 2,358,584 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirteen weeks ended April 30, 2022 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 29, 2022	1,109,315	$55.30
Granted	305,834	43.27
Forfeited	(18,835)	63.05
Exercised	(10,110)	29.44
Outstanding at April 30, 2022	1,386,204	52.73	7.7
Exercisable at April 30, 2022	616,264	48.28	6.2

The weighted average grant date fair value per option for options granted during the thirteen weeks ended April 30, 2022 and May 1, 2021 was $20.17 and $34.00, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
Risk-free interest rate	2.54%	1.34%
Expected dividend yield	—	—
Expected life (years)	6.25 years	6.25 years
Expected volatility	44.32%	38.38%

The expected life of stock options is estimated using the “simplified method,” as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.  The simplified method is based on the average of the vesting tranches and the contractual life of each grant.  For expected volatility, the Company uses its historical information over the expected life of the option granted to calculate the fair value of option grants.  The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 30, 2022 and May 1, 2021
(Unaudited)
Restricted Stock Units

Restricted stock units (“RSUs”) are issued at a value not less than the fair value of the common stock on the date of the grant. RSUs outstanding vest ratably over four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the thirteen weeks ended April 30, 2022 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at January 29, 2022	125,483	$69.15
Granted	212,553	43.24
Forfeited	(4,157)	58.50
Vested	(42,940)	67.40
Non-vested balance at April 30, 2022	290,939	50.63

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $2.4 million and $2.0 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

As of April 30, 2022, there was $29.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.1 years.  Compensation costs related to awards are recognized using the straight-line method.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 30, 2022 and May 1, 2021
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

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program.  Both of these authorizations are authorized to be executed through January 2023. On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023.  The shares to be repurchased may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market and economic conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time.

During the thirteen weeks ended April 30, 2022, the Company has not repurchased any shares of its common stock. As of April 30, 2022, the Company had $180.0 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

(10)	Transactions with Affiliated and Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033. During the thirteen weeks ended April 30, 2022, one of the aforementioned leased locations was sold to an unrelated landlord and no longer classified as a related party lease. Ollie’s made $0.4 million in rent payments to such related parties during each of the thirteen weeks ended April 30, 2022 and May 1, 2021.  The lease payments are included in the operating lease disclosures stated above.

During the thirteen weeks ended April 30, 2022, the Company sold damaged pallets totaling $0.1 million to a company affiliated with a member of its Board of Directors.

(11)	Subsequent Event

In May 2022, the Company repurchased 238,485 shares of its common stock for $10.0 million, inclusive of transaction costs, pursuant to its share repurchase program resulting in $170.0 million remaining under its share repurchase authorization. See Note 9 for additional information on the Company’s share repurchase program.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 25, 2022 (“Annual Report”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2022” refer to the 52-week period of January 30, 2022 to January 28, 2023.  References to “2021” refer to the 52-week period of January 31, 2021 to January 29, 2022.  References to the “first quarter of fiscal 2022” and the “first quarter of fiscal 2021” refer to the 13 weeks of January 30, 2022 to April 30, 2022 and January 31, 2021 to May 1, 2021, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory or anticipate consumer demand; changes in consumer confidence and spending; risks associated with our status as a “brick and mortar” only retailer; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods; outbreak of viruses or widespread illness, including the continued impact of COVID-19 and continuing or renewed regulatory responses thereto; our inability to operate our stores due to civil unrest and related protests or disturbances; our failure to properly hire and to retain key personnel and other qualified personnel; risks associated with the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop, open and operate, or the loss of, disruption or interruption in the operations of, any of our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising and promotional efforts; the seasonal nature of our business; risks associated with natural disasters, whether or not caused by climate change; changes in government regulations, procedures and requirements; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

As we continue to monitor the COVID-19 pandemic and potentially take actions based on the requirements and recommendations of federal, state and local authorities, we intend to focus on managing the business for future, long-term growth.  In certain circumstances, there may be developments outside our control, including resurgences of COVID-19 and, in particular, new and more contagious or vaccine resistant variants, requiring us to refine our operations. As such, given the evolving nature of the pandemic, we cannot reasonably estimate its impact on our financial condition, results of operations or cash flows in the future.  Refer to Part I, Item 1A. Risk Factors of our 2021 Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

Index
Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 439 stores located in 29 states as of April 30, 2022.

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

The spending habits of our customers are subject to macroeconomic conditions and changes in discretionary income.  Our customers’ discretionary income is primarily impacted by gas prices, wages, consumer trends and preferences and inflation which fluctuate depending on the environment.  However, because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by economic cycles that correspond with declines in general consumer spending habits.  We believe we also benefit from periods of increased consumer spending.

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

Opening new stores is the primary component of our growth strategy and, as we continue to execute on our growth strategy, we expect a significant portion of our sales growth will be attributable to non-comparable store sales.  Accordingly, comparable store sales are only one measure we use to assess the success of our growth strategy.

Index
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

Store Openings and Closings

We opened 9 new stores and closed one store in connection with a relocation in the first quarter of fiscal 2022 and opened 11 new stores and closed two stores in the first quarter of fiscal 2021. In connection with these store openings and closings, we incurred expenses of $2.7 million and $2.5 million in the respective periods.

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

We derived the condensed consolidated statements of income for the first quarter of fiscal 2022 and the first quarter of fiscal 2021 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$406,666	$452,492
Cost of sales	265,341	269,882
Gross profit	141,325	182,610
Selling, general and administrative expenses	116,273	104,370
Depreciation and amortization expenses	5,247	4,484
Pre-opening expenses	2,660	2,535
Operating income	17,145	71,221
Interest expense (income), net	109	(25)
Income before income taxes	17,036	71,246
Income tax expense	4,513	16,026
Net income	$12,523	$55,220
Percentage of net sales (1):
Net sales	100.0%	100.0%
Cost of sales	65.2	59.6
Gross profit	34.8	40.4
Selling, general and administrative expenses	28.6	23.1
Depreciation and amortization expenses	1.3	1.0
Pre-opening expenses	0.7	0.6
Operating income	4.2	15.7
Interest expense (income), net	—	—
Income before income taxes	4.2	15.7
Income tax expense	1.1	3.5
Net income	3.1%	12.2%
Select operating data:
Number of new stores	9	11
Number of closed stores	(1)	(2)
Number of stores open at end of period	439	397
Average net sales per store (2)	$935	$1,150
Comparable stores sales change	(17.3)%	18.8%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
	(in thousands)
Net income	$12,523	$55,220
Interest expense (income), net	109	(25)
Depreciation and amortization expenses (1)	6,708	5,918
Income tax expense	4,513	16,026
EBITDA	23,853	77,139
Non-cash stock-based compensation expense	2,388	2,020
Adjusted EBITDA	$26,241	$79,159

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

First Quarter of Fiscal 2022 Compared with the First Quarter of Fiscal 2021

Net Sales

Net sales decreased to $406.7 million in the first quarter of fiscal 2022 from $452.5 million in the first quarter of fiscal 2021, a decrease of $45.8 million, or 10.1%.  The decrease was the result of a comparable store sales decrease of $75.7 million and a non-comparable store sales increase of $29.9 million.  The increase in non-comparable store sales was driven by new store unit growth and strong new store performance.

Comparable store sales decreased 17.3% in the first quarter of fiscal 2022 compared with an 18.8% increase in the first quarter of fiscal 2021. The decrease in comparable store sales consisted of a decrease in the number of transactions partially offset by an increase in average transaction size.  Declines in our domestics, floor coverings, lawn & garden, electronics, and housewares departments were offset by increases in hardware, pets and luggage departments.

In the first quarter of fiscal 2021, we benefited from increased consumer spending associated with a third round of stimulus for the ongoing COVID-19 pandemic.

Gross Profit and Gross Margin

Gross profit decreased to $141.3 million in the first quarter of fiscal 2022 from $182.6 million in the first quarter of fiscal 2021, a decrease of $41.3 million, or 22.6%. Gross margin decreased 560 basis points to 34.8% in the first quarter of fiscal 2022 from 40.4% in the first quarter of fiscal 2021.  The decrease in gross margin in the first quarter of fiscal 2022 is due to increased supply chain costs, primarily the result of higher import and labor costs, partially offset by improvement in the merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $116.3 million in the first quarter of fiscal 2022 from $104.4 million in the first quarter of fiscal 2021, an increase of $11.9 million, or 11.4%, primarily driven by an increased number of stores and higher wage rates in select markets.  As a percentage of net sales, SG&A increased 550 basis points to 28.6% in the first quarter of fiscal 2022 from 23.1% in the first quarter of fiscal 2021.  The increase was primarily due to deleveraging as a result of the decrease in sales in the first quarter of fiscal 2022.

Pre-Opening Expenses

Pre-opening expenses for new stores increased slightly to $2.7 million in the first quarter of fiscal 2022 from $2.5 million in the first quarter of fiscal 2021 due to the comparative number and timing of new stores.  During the first quarter of fiscal 2022, we opened 9 new stores and closed one store in connection with a relocation.  During the first quarter of fiscal 2021, we opened 11 new stores and closed two relocated stores.  As a percentage of net sales, pre-opening expenses increased 10 basis points to 0.7% in the first quarter of fiscal 2022 from 0.6% in the first quarter of fiscal 2021.

Index
Interest Expense (Income), Net

Net interest expense (income) was $0.1 million and $(25,000) in the first quarters of fiscal 2022 and fiscal 2021, respectively.

Income Tax Expense

Income tax expense was $4.5 million and $16.0 million in the first quarters of fiscal 2022 and fiscal 2021, respectively.   The effective tax rates for the first quarters of fiscal 2022 and fiscal 2021 were 26.5% and 22.5%, respectively.

Net Income

As a result of the foregoing, net income decreased to $12.5 million in the first quarter of fiscal 2022 from $55.2 million in the first quarter of fiscal 2021, a decrease of $42.7 million or 77.3%.

Adjusted EBITDA

Adjusted EBITDA decreased to $26.2 million in the first quarter of fiscal 2022 from $79.2 million in the first quarter of fiscal 2021, a decrease of $53.0 million, or 66.9%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of April 30, 2022, we had $90.9 million available to borrow under our Revolving Credit Facility and $205.5 million of cash and cash equivalents on hand. For further information, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $9.7 million and $9.5 million for capital expenditures in the first quarters of fiscal 2022 and fiscal 2021, respectively.  We expect to fund capital expenditures from net cash provided by operating activities. We opened 9 new stores and closed one store in connection with a relocation during the first quarter of fiscal 2022 and expect to open approximately 46 to 48 stores during 2022 including 2 relocations. Included in our plans is a 200,000 square foot expansion of our York, PA distribution center, giving us the capacity for an additional 50 stores upon completion. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects due to COVID-19.

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

During the first quarter of fiscal 2022, no share repurchases occured. In the first quarter of fiscal 2021, we repurchased 110,622 shares of our common stock for $9.6 million, inclusive of transaction costs, pursuant to our share repurchase program. These expenditures were funded by cash generated from operations.  As of April 30, 2022, we had $180.0 million remaining under our share repurchase authorization.

Subsequent to April 30, 2022, we paid $10.0 million, inclusive of transaction costs, to repurchase an additional 238,485 shares of our common stock, resulting in $170.0 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirteen weeks ended
	April 30, 2022	May 1, 2021
	(in thousands)
Net cash (used in) provided by operating activities	$(31,516)	$40,123
Net cash used in investing activities	(9,617)	(9,412)
Net cash used in financing activities	(381)	(5,670)
Net (decrease) increase in cash and cash equivalents	$(41,514)	$25,041

Cash (Used in) Provided by Operating Activities

Net cash (used in) provided by operating activities in the first quarters of fiscal 2022 and fiscal 2021 was $(31.5) million and $40.1 million, respectively.  The decrease in net cash provided by operating activities in the first quarter of fiscal 2022 was primarily due to increased working capital needs and a decrease in net sales.

Cash Used in Investing Activities

Net cash used in investing activities in the first quarters of fiscal 2022 and fiscal 2021 was $9.6 million and $9.4 million, respectively.  The comparative increase in cash used in investing activities is primarily due to an increase in cash used for capital expenditures in the current year.

Cash Used in Financing Activities

Net cash used in financing activities in the first quarters of fiscal 2022 and fiscal 2021 was $381,000 and $5.7 million, respectively.  The comparative decrease in financing activities is primarily due to the prior-year payment for shares repurchased, partially offset by an decrease in the proceeds from stock option exercises in the current year.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of April 30, 2022, we had no outstanding variable rate debt.

As of April 30, 2022, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the first quarter of fiscal 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 8, 2022	/s/	Jay Stasz

Jay Stasz
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)