Form 10-Q
period 2022-07-30
Ollie's Bargain Outlet Holdings, Inc.
filed 2022-09-01
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 30, 2022 was 62,589,971.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$452,482	$415,881	$859,148	$868,373
Cost of sales	308,872	252,846	574,213	522,728
Gross profit	143,610	163,035	284,935	345,645
Selling, general and administrative expenses	118,466	110,119	234,739	214,489
Depreciation and amortization expenses	5,579	4,669	10,826	9,153
Pre-opening expenses	3,020	2,541	5,680	5,076
Operating income	16,545	45,706	33,690	116,927
Interest (income) expense, net	(123)	66	(14)	41
Income before income taxes	16,668	45,640	33,704	116,886
Income tax expense	2,571	11,317	7,084	27,343
Net income	$14,097	$34,323	$26,620	$89,543
Earnings per common share:
Basic	$0.23	$0.53	$0.42	$1.37
Diluted	$0.22	$0.52	$0.42	$1.36
Weighted average common shares outstanding:
Basic	62,584	65,311	62,650	65,407
Diluted	62,818	65,825	62,838	65,972

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	July 30, 2022	July 31, 2021	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$218,043	$444,262	$246,977
Inventories	494,133	373,550	467,306
Accounts receivable	3,086	824	1,372
Prepaid expenses and other assets	9,410	8,214	11,173
Total current assets	724,672	826,850	726,828
Property and equipment, net of accumulated depreciation of $135,777, $110,052 and $122,632, respectively	158,374	142,299	147,164
Operating lease right-of-use assets	438,538	395,195	420,568
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,193	2,337	2,203
Total assets	$1,999,186	$2,042,090	$1,972,172
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$470	$298	$332
Accounts payable	96,643	92,798	106,599
Income taxes payable	-	-	2,556
Current portion of operating lease liabilities	79,150	72,339	75,535
Accrued expenses and other	77,849	80,428	78,246
Total current liabilities	254,112	245,863	263,268
Revolving credit facility	-	-	-
Long-term debt	960	610	719
Deferred income taxes	65,242	65,934	66,179
Long-term operating lease liabilities	366,677	330,565	354,293
Other long-term liabilities	2	4	3
Total liabilities	686,993	642,976	684,462
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,652, 66,388 and 66,516 shares issued, respectively	67	66	67
Additional paid-in capital	672,107	658,899	664,293
Retained earnings	910,342	815,810	883,722
Treasury - common stock, at cost; 4,054, 1,132 and 3,816 shares, respectively	(270,323)	(75,661)	(260,372)
Total stockholders’ equity	1,312,193	1,399,114	1,287,710
Total liabilities and stockholders’ equity	$1,999,186	$2,042,090	$1,972,172

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended July 30, 2022 and July 31, 2021
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of April 30, 2022	66,558	$67	(3,816)	$(260,372)	$666,495	$896,245	$1,302,435
Stock-based compensation expense	-	-	-	-	2,335	-	2,335
Proceeds from stock options exercised	93	-	-	-	3,295	-	3,295
Vesting of restricted stock	1	-	-	-	-	-	-
Common shares withheld for taxes	-	-	-	-	(18)	-	(18)
Shares repurchased	-	-	(238)	(9,951)	-	-	(9,951)
Net income	-	-	-	-	-	14,097	14,097
Balance as of July 30, 2022	66,652	$67	(4,054)	$(270,323)	$672,107	$910,342	$1,312,193

Balance as of May 1, 2021	66,349	$66	(813)	$(49,980)	$655,069	$781,487	$1,386,642
Stock-based compensation expense	-	-	-	-	2,312	-	2,312
Proceeds from stock options exercised	37	-	-	-	1,541	-	1,541
Vesting of restricted stock	2	-	-	-	-	-	-
Common shares withheld for taxes	-	-	-	-	(23)	-	(23)
Shares repurchased	-	-	(319)	(25,681)	-	-	(25,681)
Net income	-	-	-	-	-	34,323	34,323
Balance as of July 31, 2021	66,388	$66	(1,132)	$(75,661)	$658,899	$815,810	$1,399,114

	Twenty-six weeks ended July 30, 2022 and July 31, 2021
	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 29, 2022	66,516	$67	(3,816)	$(260,372)	$664,293	$883,722	$1,287,710
Stock-based compensation expense	-	-	-	-	4,723	-	4,723
Proceeds from stock options exercised	103	-	-	-	3,593	-	3,593
Vesting of restricted stock	44	-	-	-	-	-	-
Common shares withheld for taxes	(11)	-	-	-	(502)	-	(502)
Shares repurchased	-	-	(238)	(9,951)	-	-	(9,951)
Net income	-	-	-	-	-	26,620	26,620
Balance as of July 30, 2022	66,652	$67	(4,054)	$(270,323)	$672,107	$910,342	$1,312,193

Balance as of January 30, 2021	66,165	$66	(702)	$(40,401)	$648,949	$726,267	$1,334,881
Stock-based compensation expense	-	-	-	-	4,332	-	4,332
Proceeds from stock options exercised	181	-	-	-	6,799	-	6,799
Vesting of restricted stock	55	-	-	-	-	-	-
Common shares withheld for taxes	(13)	-	-	-	(1,181)	-	(1,181)
Shares repurchased	-	-	(430)	(35,260)	-	-	(35,260)
Net income	-	-	-	-	-	89,543	89,543
Balance as of July 31, 2021	66,388	$66	(1,132)	$(75,661)	$658,899	$815,810	$1,399,114

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net income	$26,620	$89,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,658	11,893
Amortization of debt issuance costs	128	128
Gain on sale of assets	(125)	(20)
Deferred income tax provision	(937)	870
Stock-based compensation expense	4,723	4,332
Changes in operating assets and liabilities:
Inventories	(26,827)	(19,846)
Accounts receivable	420	(203)
Prepaid expenses and other assets	1,645	(942)
Accounts payable	(9,243)	(25,545)
Income taxes payable	(2,556)	(10,960)
Accrued expenses and other liabilities	(3,551)	(7,404)
Net cash provided by operating activities	3,955	41,846
Cash flows from investing activities:
Purchases of property and equipment	(23,652)	(17,703)
Proceeds from sale of property and equipment	149	2,956
Net cash used in investing activities	(23,503)	(14,747)
Cash flows from financing activities:
Repayments on finance leases	(392)	(321)
Proceeds from stock option exercises	1,459	6,799
Common shares withheld for taxes	(502)	(1,181)
Payment for shares repurchased	(9,951)	(35,260)
Net cash used in financing activities	(9,386)	(29,963)
Net decrease in cash and cash equivalents	(28,934)	(2,864)
Cash and cash equivalents at the beginning of the period	246,977	447,126
Cash and cash equivalents at the end of the period	$218,043	$444,262
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$187	$194
Income taxes	$14,116	$41,298
Non-cash investing activities:
Accrued purchases of property and equipment	$3,658	$3,105
Non-cash financing activities
Receivable from exercise of stock options	$2,134	$-

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 30, 2022 and July 31, 2021
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

Since its first store opened in 1982, the Company has grown to 449 retail locations in 29 states as of July 30, 2022. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31 of the following calendar year.  References to the thirteen weeks ended July 30, 2022 and July 31, 2021 refer to the thirteen weeks from May 1, 2022 to July 30, 2022 and from May 2, 2021 to July 31, 2021, respectively.  References to year-to-date periods ended July 30, 2022 and July 31, 2021 refer to the twenty-six weeks from January 30, 2022 to July 30, 2022 and from January 31, 2021 to July 31, 2021, respectively. References to “2021” refer to the fiscal year ended January 29, 2022 and references to “2022” refer to the fiscal year ending January 28, 2023.  Both periods consist of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of July 30, 2022 and July 31, 2021, and the condensed consolidated statements of income and stockholders’ equity for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, and the condensed consolidated statements of cash flows for the twenty-six weeks ended July 30, 2022 and July 31, 2021 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2022 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
 July 30, 2022 and July 31, 2021
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

The ongoing presence of COVID-19 and its potential impact on the Company’s business remains an evolving situation and is highly uncertain. While the Company’s operations during the first twenty-six weeks of fiscal 2022 did not appear to be negatively impacted, the Company is continuing to experience labor pressures in its stores and distribution centers. The COVID-19 pandemic could further affect the Company’s operations and the operations of its suppliers and vendors as a result of continuing or renewed restrictions and limitations on travel, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions. The extent to which the COVID-19 pandemic will impact the Company’s operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 July 30, 2022 and July 31, 2021
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

	Twenty-six weeks ended
	July 30, 2022	July 31, 2021
Beginning balance	$7,782	$8,113
Revenue deferred	7,200	8,169
Revenue recognized	(7,039)	(7,936)
Ending balance	$7,943	$8,346

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

	Twenty-six weeks ended
	July 30, 2022	July 31, 2021
Beginning balance	$2,291	$1,902
Gift card issuances	2,168	2,440
Gift card redemption and breakage	(2,284)	(2,440)
Ending balance	$2,175	$1,902

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 July 30, 2022 and July 31, 2021
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

The following table summarizes those effects for the diluted earnings per common share calculation (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

Net income	$14,097	$34,323	$26,620	$89,543
Weighted average number of common shares outstanding - Basic	62,584	65,311	62,650	65,407
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	234	514	188	565
Weighted average number of common shares outstanding - Diluted	62,818	65,825	62,838	65,972
Earnings per common share - Basic	$0.23	$0.53	$0.42	$1.37
Earnings per common share - Diluted	$0.22	$0.52	$0.42	$1.36

The effect of the weighted average assumed exercise of stock options outstanding totaling 834,077 and 435,356 for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively, and 923,074 and 365,228 for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 36,146 and 0 for the thirteen weeks ended July 30, 2022 and July 31, 2021, and 46,613 and 0 for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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
 July 30, 2022 and July 31, 2021
 (Unaudited)
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

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of July 30, 2022 (in thousands):

2022	$36,879
2023	102,064
2024	83,473
2025	67,045
2026	59,618
Thereafter	148,629
Total undiscounted lease payments (1)	497,708
Less: Imputed interest	(51,881)
Total lease obligations	445,827
Less: Current obligations under leases	(79,150)
Long-term lease obligations	$366,677

(1)	Lease obligations exclude $47.3 million of minimum lease payments for leases signed, but not commenced.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 July 30, 2022 and July 31, 2021
 (Unaudited)
The following table summarizes other information related to the Company’s operating leases as of and for the respective periods (dollars in thousands):

	Twenty-six weeks ended
	July 30, 2022	July 31, 2021

Cash paid for operating leases	$46,214	$41,743
Operating lease cost	46,464	42,240
Variable lease cost	4,955	3,545
Non-cash right-of-use assets obtained in exchange for lease obligations	31,017	34,653
Weighted-average remaining lease term	6.6 years	6.5 years
Weighted-average discount rate	3.4%	3.8%

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

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following (in thousands):

	July 30, 2022	July 31, 2021	January 29, 2022
Compensation and benefits	$18,527	$24,651	$19,270
Deferred revenue	10,118	10,248	10,073
Insurance	9,836	5,901	9,626
Sales and use taxes	8,260	6,285	5,968
Real estate related	7,618	6,432	7,234
Advertising	2,929	2,933	8,531
Freight	2,928	7,129	2,073
Other	17,633	16,849	15,471
	$77,849	$80,428	$78,246

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 July 30, 2022 and July 31, 2021
 (Unaudited)
(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases as of July 30, 2022, July 31, 2021 and January 29, 2022.

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

Under the terms of the Revolving Credit Facility, as of July 30, 2022, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of July 30, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility, with $90.0 million of borrowing availability, outstanding letters of credit commitments of $9.8 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the twenty-six weeks ended July 30, 2022.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s condensed consolidated balance sheet as of July 30, 2022, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective tax rates for the thirteen weeks and twenty-six weeks ended July 30, 2022 were 15.4% and 21.0%, respectively. The effective tax rates during the thirteen and twenty-six weeks ended July 31, 2021 were 24.8% and 23.4%, respectively. The effective tax rates during the thirteen and twenty-six weeks ended July 30, 2022 were affected by discrete tax benefits of $1.5 million and $1.3 million, respectively, related to a decrease in the overall state tax rate of $1.1 million for the thirteen and twenty-six weeks ended July 30, 2022, in addition to stock-based compensation of $0.4 million and $0.2 million, for the thirteen and twenty-six weeks ended July 30, 2022  respectively.  The thirteen and twenty-six weeks ended July 31, 2021 included discrete tax benefit for stock-based compensation of $0.4 million and $2.5 million, respectively.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 July 30, 2022 and July 31, 2021
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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of July 30, 2022, there were 2,217,986 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the twenty-six weeks ended July 30, 2022 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at January 29, 2022	1,109,315	$55.30
Granted	311,534	43.43
Forfeited	(82,011)	56.60
Exercised	(102,865)	34.93
Outstanding at July 30, 2022	1,235,973	53.92	7.5
Exercisable at July 30, 2022	518,678	50.58	6.0

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 July 30, 2022 and July 31, 2021
 (Unaudited)
The weighted average grant date fair value per option for options granted during the twenty-six weeks ended July 30, 2022 and July 31, 2021 was $20.27 and $34.02, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	July 30, 2022	July 31, 2021
Risk-free interest rate	2.55%	1.33%
Expected dividend yield	-	-
Expected life (years)	6.25 years	6.25 years
Expected volatility	44.33%	38.38%

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

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at the closing price of the Company’s common stock on the date of grant. RSUs outstanding vest ratably over four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the twenty-six weeks ended July 30, 2022 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at January 29, 2022	125,483	$69.15
Granted	226,115	43.62
Forfeited	(28,710)	53.31
Vested	(44,151)	67.86
Non-vested balance at July 30, 2022	278,737	50.27

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general and administrative expenses related to the Company’s equity incentive plans was $2.3 million and $2.3 million for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively, and $4.7 million and $4.3 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.

As of July 30, 2022, there was $25.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years. Compensation costs related to awards are recognized using the straight-line method.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 July 30, 2022 and July 31, 2021
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

During the twenty-six weeks ended July 30, 2022, the Company repurchased 238,485 shares of its common stock for $10.0 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash on hand.  As of July 30, 2022, the Company had $170.0 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

(10)	Transactions with Affiliated and Related Parties

The Company has entered into five non-cancelable operating leases with related parties for office and store locations that expire at various dates through 2033. During the twenty-six weeks ended July 30, 2022, one of the aforementioned leased locations was sold to an unrelated landlord and no longer classified as a related party lease. Ollie’s made $0.7 and $0.8 million in rent payments to such related parties during the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.  The lease payments are included in the operating lease disclosures stated above.

During the twenty-six weeks ended July 30, 2022, the Company purchased excess inventory of $0.5 million from a subsidiary of Hillman Solutions, Inc. where John Swygert, President, Chief Executive Officer and interim Chief Financial Officer of Ollie’s, is a member of its Board of Directors. There were no purchases made from Hillman Solutions, Inc. or any of its subsidiaries in 2021.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31 of the following year. References to “2022” refer to the 52-week period of January 30, 2022 to January 28, 2023.  References to “2021” refer to the 52-week period of January 31, 2021 to January 29, 2022.  References to the “second quarter of fiscal 2022” and the “second quarter of fiscal 2021” refer to the thirteen weeks of May 1, 2022 to July 30, 2022 and May 2, 2021 to July 31, 2021, respectively.  Year-to-date periods ended July 30, 2022 and July 31, 2021 refer to the twenty-six weeks of January 29, 2022 to July 30, 2022 and January 31, 2021 to July 31, 2021, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

As we continue to monitor the COVID-19 pandemic and potentially take actions based on the requirements and recommendations of federal, state and local authorities, we intend to focus on managing the business for future long-term growth.  In certain circumstances, there may be developments outside our control, including resurgences of COVID-19 and, in particular, new and more contagious or vaccine resistant variants, requiring us to refine our operations. As such, given the evolving nature of the pandemic, we cannot reasonably estimate its impact on our financial condition, results of operations or cash flows in the future.  Refer to Part I, Item 1A. Risk Factors of our 2021 Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 449 stores located in 29 states as of July 30, 2022.

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

Store Openings and Closings

We opened 11 and 12 new stores in the second quarters of fiscal 2022 and fiscal 2021, respectively. In connection with these store openings, we incurred expenses of $3.0 million and $2.5 million for the second quarters of fiscal 2022 and fiscal 2021, respectively. We opened 20 new stores and closed two stores, one in connection with a relocation, in the twenty-six weeks ended July 30, 2022 and opened 23 new stores, including two relocated stores, in the twenty-six weeks ended July 31, 2021. In connection with these store openings and closings, we incurred expenses of $5.7 million and $5.1 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.

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

We derived the condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$452,482	$415,881	$859,148	$868,373
Cost of sales	308,872	252,846	574,213	522,728
Gross profit	143,610	163,035	284,935	345,645
Selling, general and administrative expenses	118,466	110,119	234,739	214,489
Depreciation and amortization expenses	5,579	4,669	10,826	9,153
Pre-opening expenses	3,020	2,541	5,680	5,076
Operating income	16,545	45,706	33,690	116,927
Interest (income) expense, net	(123)	66	(14)	41
Income before income taxes	16,668	45,640	33,704	116,886
Income tax expense	2,571	11,317	7,084	27,343
Net income	$14,097	$34,323	$26,620	$89,543
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.3	60.8	66.8	60.2
Gross profit	31.7	39.2	33.2	39.8
Selling, general and administrative expenses	26.2	26.5	27.3	24.7
Depreciation and amortization expenses	1.2	1.1	1.3	1.1
Pre-opening expenses	0.7	0.6	0.7	0.6
Operating income	3.7	11.0	3.9	13.5
Interest (income) expense, net	—	—	—	—
Income before income taxes	3.7	11.0	3.9	13.5
Income tax expense	0.6	2.7	0.8	3.1
Net income	3.1%	8.3%	3.1%	10.3%
Select operating data:
New store openings	11	12	20	23
Number of closed stores	(1)	—	(2)	(2)
Number of stores open at end of period	449	409	449	409
Average net sales per store (2)	$1,014	$1,024	$1,949	$2,173
Comparable stores sales change	1.2%	(28.0)%	(8.5)%	(9.3)%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	( dollars in thousands)
Net income	$14,097	$34,323	$26,620	$89,543
Interest expense (income), net	(123)	66	(14)	41
Depreciation and amortization expenses (1)	7,053	6,094	13,761	12,012
Income tax expense	2,571	11,317	7,084	27,343
EBITDA	23,598	51,800	47,451	128,939
Non-cash stock-based compensation expense	2,335	2,312	4,723	4,332
Adjusted EBITDA	$25,933	$54,112	$52,174	$133,271

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Second Quarter of Fiscal 2022 Compared to Second Quarter of Fiscal 2021

Net Sales

Net sales increased to $452.5 million in the second quarter of fiscal 2022 from $415.9 million in the second quarter of fiscal 2021, an increase of $36.6 million, or 8.8%.  The increase was the result of a comparable store sales increase of $4.7 million and an increase in non-comparable store sales of $31.9 million.  The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales increased 1.2% in the second quarter of fiscal 2022 compared with a 28.0% decrease in the second quarter of fiscal 2021.  The increase in comparable store sales consisted of an increase in average transaction size partially offset by a decrease in the number of transactions.  Increases in lawn & garden, health & beauty aids, hardware, and food departments were partially offset by declines in our summer furniture, toys, and floor coverings.

Gross Profit and Gross Margin

Gross profit decreased to $143.6 million in the second quarter of fiscal 2022 from $163.0 million in the second quarter of fiscal 2021, a decrease of $19.4 million, or 11.9%. Gross margin decreased 750 basis points to 31.7% in the second quarter of fiscal 2022 from 39.2% in the second quarter of fiscal 2021.  The decrease in gross margin in the second quarter of fiscal 2022 is primarily related to increased supply chain costs, as a result of higher import transportation and labor costs, and a slight decrease in the merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $118.5 million in the second quarter of fiscal 2022 from $110.1 million in the second quarter of fiscal 2021, an increase of $8.3 million, or 7.6%, primarily driven by an increased number of stores and higher wage rates in select markets.  As a percentage of net sales, SG&A decreased 30 basis points to 26.2% in the second quarter of fiscal 2022 from 26.5% in the second quarter of fiscal 2021.  The decrease was primarily related to leverage in payroll due to lower bonus accrual as well as continued tight expense controls.

Index
Pre-Opening Expenses

Pre-opening expenses for new stores increased to $3.0 million in the second quarter of fiscal 2022 from $2.5 million in the second quarter of fiscal 2021 due to the timing of new stores.  We opened 11 and 12 new stores in the second quarters of fiscal 2022 and fiscal 2021, respectively.  As a percentage of net sales, pre-opening expenses increased 10 basis points to 0.7% in the second quarter of fiscal 2022 from 0.6% in the second quarter of fiscal 2021.

Income Tax Expense (Benefit)

Income tax expense decreased in the second quarter of fiscal 2022 to $2.6 million compared to $11.3 million in the second quarter of fiscal 2021.   The effective tax rates for the second quarters of fiscal 2022 and fiscal 2021 were 15.4% and 24.8%, respectively. The variance in the effective tax rates in the quarters was primarily due to a decrease in the overall state tax rate. Discrete tax benefits totaled $1.5 million and $0.4 million in the second quarter of fiscal 2022 and the second quarter of fiscal 2021, respectively.

Net Income

As a result of the foregoing, net income decreased to $14.1 million in the second quarter of fiscal 2022 from $34.3 million in the second quarter of fiscal 2021, a decrease of $20.2 million or 58.9%.

Adjusted EBITDA

Adjusted EBITDA decreased to $25.9 million in the second quarter of fiscal 2022 from $54.1 million in the second quarter of fiscal 2021, a decrease of $28.2 million, or 52.1%.

Twenty-Six Weeks 2022 Compared to Twenty-Six Weeks 2021

Net Sales

Net sales decreased to $859.1 million in the twenty-six weeks ended July 30, 2022 from $868.4 million in the twenty-six weeks ended July 31, 2021, a decrease of $9.3 million, or 1.1%.  The decrease was the result of a comparable store sales decrease of $71.0 million and a non-comparable store sales increase of $61.7 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales decreased 8.5% in the twenty-six weeks ended July 30, 2022 compared with a 9.3% decrease in the twenty-six weeks ended July 31, 2021. The decrease in comparable store sales in the twenty-six weeks ended July 30, 2022 consisted of a decrease in the number of transactions partially offset by an increase in average transaction size.

Gross Profit and Gross Margin

Gross profit decreased to $284.9 million in the twenty-six weeks ended July 30, 2022 from $345.6 million in the twenty-six weeks ended July 31, 2021, a decrease of $60.7 million, or 17.6%. Gross margin decreased 660 basis points to 33.2% in the twenty-six weeks ended July 30, 2022 from 39.8% in the twenty-six weeks ended July 31, 2021.  The decrease in gross margin in the twenty-six weeks ended July 30, 2022 is related to increased supply chain costs, primarily the result of higher import and labor costs, partially offset by improvement in the merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $234.7 million in the twenty-six weeks ended July 30, 2022 from $214.5 million in the twenty-six weeks ended July 31, 2021, an increase of $20.3 million, or 9.4%, primarily driven by an increased number of stores and partially offset by tight expense controls throughout the organization.  As a percentage of net sales, SG&A increased 260 basis points to 27.3% in the twenty-six weeks ended July 30, 2022 from 24.7% in the twenty-six weeks ended July 31, 2021.  The increase was primarily due to a significant deleveraging as a result of the decrease in sales.

Pre-Opening Expenses

Pre-opening expenses for new stores increased to $5.7 million in the twenty-six weeks ended July 30, 2022 from $5.1 million in the twenty-six weeks ended July 31, 2021 due to the timing of new stores.  During the twenty-six weeks ended July 30, 2022, we opened 20 new stores and closed two stores, one in connection with a relocation. During the twenty-six weeks ended July 31, 2021, we opened 23 new stores, including two relocated stores.  As a percentage of net sales, pre-opening expenses increased 10 basis points to 0.7% in the twenty-six weeks ended July 30, 2022 from 0.6% in the twenty-six weeks ended July 31, 2021.

Index
Income Tax Expense

Income tax expense in the twenty-six weeks ended July 30, 2022 was $7.1 million compared to income tax expense of $27.3 million in the twenty-six weeks ended July 31, 2021. The effective tax rates for the twenty-six weeks ended July 30, 2022 and July 31, 2021 were 21.0% and 23.4%, respectively. The variance in the effective tax rates in the twenty-six week periods was primarily due to a decrease in the overall state tax rate.  Discrete tax benefits totaled $1.3 million and $2.5 million in the twenty-six weeks ended July 30, 2022 and the twenty-six weeks ended July 31, 2021, respectively.

Net Income

As a result of the foregoing, net income decreased to $26.6 million in the twenty-six weeks ended July 30, 2022 from $89.5 million in the twenty-six weeks ended July 31, 2021, a decrease of $62.9 million or 70.3%.

Adjusted EBITDA

Adjusted EBITDA decreased to $52.2 million in the twenty-six weeks ended July 30, 2022 from $133.3 million in the twenty-six weeks ended July 31, 2021, a decrease of $81.1 million, or 63.2%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of July 30, 2022, we had $90.0 million available to borrow under our Revolving Credit Facility and $218.0 million of cash and cash equivalents on hand. For further information regarding our Revolving Credit Facility, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $14.0 million and $8.2 million for capital expenditures during the second quarters of fiscal 2022 and fiscal 2021, respectively. For the twenty-six weeks ended July 30, 2022, we spent $23.7 million for capital expenditures compared to $17.7 million for the twenty-six weeks ended July 31, 2021. We expect to fund capital expenditures from net cash provided by operating activities. We opened 20 new stores and closed two stores, one in connection with a relocation, during the twenty-six weeks ended July 30, 2022. We expect to open and additional 21 to 23 new stores in the reminder of the fiscal year for approximately 41 to 43 new stores during 2022 including 2 relocations. Included in our plans is a 200,000 square foot expansion of our York, PA distribution center, giving us the capacity for an additional 50 stores upon completion. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects due to COVID-19.

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

During the twenty-six weeks ended July 30, 2022, we repurchased 238,485 shares of our common stock for $10.0 million, inclusive of transaction costs, pursuant to our share repurchase program. During the twenty-six weeks ended July 31, 2021, we repurchased 430,178 shares of our common stock for $35.3 million, inclusive of transaction costs, pursuant to our share repurchase program.  These expenditures were funded by cash on hand generated from operations. As of July 30, 2022, we had $170.0 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Twenty-six weeks ended
	July 30, 2022	July 31, 2021
	(in thousands)
Net cash provided by operating activities	$3,955	$41,846
Net cash used in investing activities	(23,503)	(14,747)
Net cash used in financing activities	(9,386)	(29,963)
Net decrease in cash and cash equivalents	$(28,934)	$(2,864)

Cash Provided by Operating Activities

Net cash provided by operating activities was $4.0 million for the twenty-six weeks ended July 30, 2022 compared to $41.8 million for the twenty-six weeks ended July 31, 2021.  The decrease in net cash provided by operating activities for the twenty-six weeks ended July 30, 2022 was primarily due to a decrease in net sales.

Cash Used in Investing Activities

Net cash used in investing activities for the twenty-six weeks ended July 30, 2022 was $23.5 million compared to net cash used in investing activities of $14.7 million for the twenty-six weeks ended July 31, 2021.  The increase in cash used in investing activities for the twenty-six weeks ended July 30, 2022 is primarily due to increased capital expenditures in the current year partially offset by a decrease in the proceeds from sale of property and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was $9.4 million in the twenty-six weeks ended July 30, 2022 as compared with net cash used in financing activities of $30.0 million in the twenty-six weeks ended July 31, 2021.  The decrease in net cash outflow in the twenty-six weeks ended July 30, 2022 from July 31, 2021 is primarily due to a decrease in payment for shares repurchased, partially offset by proceeds from stock option exercises.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of July 30, 2022, we had no outstanding variable rate debt.

As of July 30, 2022, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended July 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended July 30, 2022 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
May 1, 2022 through May 28, 2022	238,485	$41.71	238,485	$170,077,032
May 29, 2022 through July 2, 2022	—	$-	—	$170,077,032
July 3, 2022 through July 30, 2022	—	$-	—	$170,077,032
Total	238,485		238,485

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program resulting in $200.0 million approved for share repurchases through January 13, 2023. On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time. As of July 30, 2022, the Company had $170.0 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

†10.1
Amendment to Employment Agreement, dated June 28, 2022, by and between Ollie’s Bargain Outlet, Inc. and Eric van der Valk (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on June 28, 2022 (No. 001-37501)).

†10.2
Employment Agreement, dated August 18, 2022, by and between Ollie’s Bargain Outlet, Inc. and Lawrence Kraus (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on August 22, 2022 (No. 001-37501)).

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: September 1, 2022	/s/ John Swygert

John Swygert
President, Chief Executive Officer and
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)