Form 10-Q
period 2022-10-29
Ollie's Bargain Outlet Holdings, Inc.
filed 2022-12-07
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 2, 2022 was 62,239,013.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net sales	$418,072	$383,487	$1,277,220	$1,251,860
Cost of sales	253,396	230,927	827,609	753,655
Gross profit	164,676	152,560	449,611	498,205
Selling, general, and administrative expenses	124,810	114,048	359,549	328,537
Depreciation and amortization expenses	5,872	4,956	16,698	14,109
Pre-opening expenses	4,462	3,343	10,142	8,419
Operating income	29,532	30,213	63,222	147,140
Interest (income) expense, net	(866)	70	(880)	111
Income before income taxes	30,398	30,143	64,102	147,029
Income tax expense	7,316	6,958	14,400	34,301
Net income	$23,082	$23,185	$49,702	$112,728
Earnings per common share:
Basic	$0.37	$0.36	$0.79	$1.74
Diluted	$0.37	$0.36	$0.79	$1.72
Weighted average common shares outstanding:
Basic	62,507	63,915	62,603	64,909
Diluted	62,751	64,298	62,810	65,414

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 29,	October 30,	January 29,
Assets	2022	2021	2022
Current assets:
Cash and cash equivalents	$182,104	$229,726	$246,977
Inventories	523,728	471,800	467,306
Accounts receivable	1,363	603	1,372
Prepaid expenses and other current assets	7,157	10,386	11,173
Total current assets	714,352	712,515	726,828
Property and equipment, net of accumulated depreciation of $142,789, $116,088 and $122,632, respectively	170,133	146,675	147,164
Operating lease right-of-use assets	447,922	409,665	420,568
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,152	2,299	2,203
Total assets	$2,009,968	$1,946,563	$1,972,172
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$445	$353	$332
Accounts payable	83,210	121,893	106,599
Income taxes payable	-	-	2,556
Current portion of operating lease liabilities	81,589	73,837	75,535
Accrued expenses and other current liabilities	86,949	78,513	78,246
Total current liabilities	252,193	274,596	263,268
Revolving credit facility	-	-	-
Long-term debt	1,006	724	719
Deferred income taxes	65,418	66,416	66,179
Long-term portion of operating lease liabilities	373,228	344,344	354,293
Other long-term liabilities	1	3	3
Total liabilities	691,846	686,083	684,462
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,665, 66,454 and 66,516 shares issued, respectively	67	66	67
Additional paid-in capital	674,958	661,787	664,293
Retained earnings	933,424	838,995	883,722
Treasury - common stock, at cost; 4,418, 3,382 and 3,816 shares, respectively	(290,327)	(240,368)	(260,372)
Total stockholders’ equity	1,318,122	1,260,480	1,287,710
Total liabilities and stockholders’ equity	$2,009,968	$1,946,563	$1,972,172

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended October 29, 2022 and October 30, 2021
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of July 30, 2022	66,652	$67	(4,054)	$(270,323)	$672,107	$910,342	$1,312,193
Stock-based compensation expense	-	-	-	-	2,590	-	2,590
Proceeds from stock options exercised	12	-	-	-	273	-	273
Vesting of restricted stock	1	-	-	-	-	-	-
Common shares withheld for taxes	-	-	-	-	(12)	-	(12)
Shares repurchased	-	-	(364)	(20,004)	-	-	(20,004)
Net income	-	-	-	-	-	23,082	23,082
Balance as of October 29, 2022	66,665	$67	(4,418)	$(290,327)	$674,958	$933,424	$1,318,122

Balance as of July 31, 2021	66,388	$66	(1,132)	$(75,661)	$658,899	$815,810	$1,399,114
Stock-based compensation expense	-	-	-	-	1,627	-	1,627
Proceeds from stock options exercised	65	-	-	-	1,304	-	1,304
Vesting of restricted stock	2	-	-	-	-	-	-
Common shares withheld for taxes	(1)	-	-	-	(43)	-	(43)
Shares repurchased	-	-	(2,250)	(164,707)	-	-	(164,707)
Net income	-	-	-	-	-	23,185	23,185
Balance as of October 30, 2021	66,454	$66	(3,382)	$(240,368)	$661,787	$838,995	$1,260,480

	Thirty-nine weeks ended October 29, 2022 and October 30, 2021
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 29, 2022	66,516	$67	(3,816)	$(260,372)	$664,293	$883,722	$1,287,710
Stock-based compensation expense	-	-	-	-	7,313	-	7,313
Proceeds from stock options exercised	115	-	-	-	3,866	-	3,866
Vesting of restricted stock	45	-	-	-	-	-	-
Common shares withheld for taxes	(11)	-	-	-	(514)	-	(514)
Shares repurchased	-	-	(602)	(29,955)	-	-	(29,955)
Net income	-	-	-	-	-	49,702	49,702
Balance as of October 29, 2022	66,665	$67	(4,418)	$(290,327)	$674,958	$933,424	$1,318,122

Balance as of January 30, 2021	66,165	$66	(702)	$(40,401)	$648,949	$726,267	$1,334,881
Stock-based compensation expense	-	-	-	-	5,959	-	5,959
Proceeds from stock options exercised	246	-	-	-	8,103	-	8,103
Vesting of restricted stock	57	-	-	-	-	-	-
Common shares withheld for taxes	(14)	-	-	-	(1,224)	-	(1,224)
Shares repurchased	-	-	(2,680)	(199,967)	-	-	(199,967)
Net income	-	-	-	-	-	112,728	112,728
Balance as of October 30, 2021	66,454	$66	(3,382)	$(240,368)	$661,787	$838,995	$1,260,480

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-nine weeks ended
	October 29,	October 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$49,702	$112,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,964	18,232
Amortization of debt issuance costs	192	192
Gain on sale of assets	(280)	(158)
Deferred income tax provision	(761)	1,352
Stock-based compensation expense	7,313	5,959
Changes in operating assets and liabilities:
Inventories	(56,422)	(118,096)
Accounts receivable	9	18
Prepaid expenses and other assets	3,875	(3,140)
Accounts payable	(24,050)	4,543
Income taxes payable	(2,556)	(10,960)
Accrued expenses and other liabilities	2,993	(7,979)
Net cash provided by operating activities	979	2,691
Cash Flows from Investing Activities:
Purchases of property and equipment	(38,937)	(29,618)
Proceeds from sale of property and equipment	311	3,105
Net cash used in investing activities	(38,626)	(26,513)
Cash Flows from Financing Activities:
Repayments on finance leases	(623)	(490)
Proceeds from stock option exercises	3,866	8,103
Common shares withheld for taxes	(514)	(1,224)
Payment for shares repurchased	(29,955)	(199,967)
Net cash used in financing activities	(27,226)	(193,578)
Net decrease in cash and cash equivalents	(64,873)	(217,400)
Cash and cash equivalents, beginning of the period	246,977	447,126
Cash and cash equivalents, end of the period	$182,104	$229,726
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$286	$288
Income taxes	$19,012	$50,160
Non-cash investing activities:
Accrued purchases of property and equipment	$7,192	$1,577

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 29, 2022 and October 30, 2021
(Unaudited)

(1)	Organization and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referred to as the “Company” or “Ollie’s”) principally buys overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide consistently value-priced goods in select key merchandise categories.

Since its first store opened in 1982, the Company has grown to 463 retail locations in 29 states as of October 29, 2022. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the thirteen weeks ended October 29, 2022 and October 30, 2021 refer to the thirteen weeks from July 31, 2022 to October 29, 2022 and from August 1, 2021 to October 30, 2021, respectively.  References to year-to-date periods ended October 29, 2022 and October 30, 2021 refer to the thirty-nine weeks from January 30, 2022 to October 29, 2022 and from January 31, 2021 to October 30, 2021, respectively. References to “2021” refer to the fiscal year ended January 29, 2022 and references to “2022” refer to the fiscal year ending January 28, 2023.  Both periods consist of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of October 29, 2022 and October 30, 2021, and the condensed consolidated statements of income and stockholders’ equity for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2022 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
October 29, 2022 and October 30, 2021
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

The ongoing presence of COVID-19 and its potential impact on the Company’s business remains an evolving situation and is highly uncertain. While the Company’s operations during the first thirty-nine weeks of fiscal 2022 did not appear to be negatively impacted, the Company is continuing to experience labor pressures in its stores and distribution centers. The COVID-19 pandemic could further affect the Company’s operations and the operations of its suppliers and vendors as a result of continuing or renewed restrictions and limitations on travel, limitations on store or facility operations up to and including closures, and other governmental, business, or consumer actions. The extent to which the COVID-19 pandemic will impact the Company’s operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 29, 2022 and October 30, 2021
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

Revenue Recognition

Revenue is deferred for the Ollie’s Army loyalty program where members accumulate points that can be redeemed for discounts on future purchases. The Company has determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the discount awards based upon its relative standalone selling price, which considers historical redemption patterns for the award. Revenue is recognized as those discount awards are redeemed. Discount awards issued upon the achievement of specified point levels are subject to expiration. Unless temporarily extended, the maximum redemption period is 45 days. At the end of each fiscal period, unredeemed discount awards and accumulated points to earn a future discount award are reflected as a liability.  Discount awards are combined in one homogeneous pool and are not separately identifiable.  Therefore, the revenue recognized consists of discount awards redeemed that were included in the deferred revenue balance at the beginning of the period as well as discount awards issued during the current period.  The following table is a reconciliation of the liability related to this program:

	Thirty-nine weeks ended
	October 29,	October 30,
	2022	2021
	(in thousands)
Beginning balance	$7,782	$8,113
Revenue deferred	10,775	11,577
Revenue recognized	(10,786)	(11,589)
Ending balance	$7,771	$8,101

Gift card breakage for gift card liabilities not subject to escheatment is recognized as revenue in proportion to the redemption of gift cards. Gift cards do not expire. The rate applied to redemptions is based upon a historical breakage rate. Gift cards are combined in one homogenous pool and are not separately identifiable. Therefore, the revenue recognized consists of gift cards that were included in the liability at the beginning of the period as well as gift cards that were issued during the period. The following table is a reconciliation of the gift card liability:

	Thirty-nine weeks ended
	October 29,	October 30,
	2022	2021
	(in thousands)
Beginning balance	$2,291	$1,902
Gift card issuances	3,112	3,499
Gift card redemption and breakage	(3,214)	(3,488)
Ending balance	$2,189	$1,913

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 29, 2022 and October 30, 2021
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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Net income	$23,082	$23,185	$49,702	$112,728
Weighted average number of common shares outstanding - Basic	62,507	63,915	62,603	64,909
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	244	383	207	505
Weighted average number of common shares outstanding - Diluted	62,751	64,298	62,810	65,414
Earnings per common share - Basic	$0.37	$0.36	$0.79	$1.74
Earnings per common share - Diluted	$0.37	$0.36	$0.79	$1.72

The effect of the weighted average assumed exercise of stock options outstanding totaling 791,256 and 408,514 for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively, and 879,134 and 379,657 for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 31,057 and 43,159 for the thirteen weeks ended October 29, 2022 and October 30, 2021, and 41,427 and 14,386 for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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
October 29, 2022 and October 30, 2021
(Unaudited)
In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company does not act as a lessor.

Ollie’s generally leases its stores, offices, and distribution facilities under operating leases that expire at various dates through 2035.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales.  A majority of the Company’s leases also require a payment for all or a portion of common-area maintenance, insurance, real estate taxes, water and sewer costs, and repairs, on a fixed or variable payment basis, the cost of which, for leases existing as of the adoption of ASC 842, is charged to the related expense category rather than being accounted for as rent expense.  For leases entered into after the adoption of ASC 842, the Company accounts for lease components together with non-lease components as a single component for all classes of underlying assets.  Most of the leases contain options to renew for three to five successive five-year periods.  The Company is generally not reasonably certain to exercise renewal options; therefore, the options are not considered in determining the lease term, and associated potential option payments are excluded from the lease payments.  Ollie’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Store and office lease costs are classified in selling, general, and administrative expenses and distribution center lease costs are classified in cost of sales on the condensed consolidated statements of income.

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of October 29, 2022:

October 29,
2022
(in thousands)
Remainder of 2022	$12,817
2023	106,766
2024	88,161
2025	71,303
2026	64,284
Thereafter	164,469
Total undiscounted lease payments (1)	507,800
Less: Imputed interest	(52,983)
Total lease obligations	454,817
Less: Current obligations under leases	(81,589)
Long-term lease obligations	$373,228

(1)	Lease obligations exclude $36.2 million of minimum lease payments for leases signed, but not commenced.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 29, 2022 and October 30, 2021
(Unaudited)
The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Thirty-nine weeks ended
	October 29,	October 30,
	2022	2021
	(dollars in thousands)
Cash paid for operating leases	$70,157	$63,532
Operating lease cost	70,656	64,177
Variable lease cost	7,649	5,532
Non-cash right-of-use assets obtained in exchange for lease obligations	48,083	50,780
Weighted-average remaining lease term	6.5 years	6.7 years
Weighted-average discount rate	3.4%	3.6%

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

(5)	Accrued Expenses and Other

Accrued expenses and other consists of the following:

	October 29,	October 30,	January 29,
	2022	2021	2022
	(in thousands)
Compensation and benefits	$16,047	$23,475	$19,270
Insurance	11,209	6,778	9,626
Deferred revenue	9,960	10,014	10,073
Sales and use taxes	9,860	7,700	5,968
Real estate	8,124	7,102	7,234
Advertising	7,247	5,715	8,531
Freight	3,585	1,468	2,073
Other	20,917	16,261	15,471
	$86,949	$78,513	$78,246

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 29, 2022 and October 30, 2021
(Unaudited)
(6)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases.

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

Under the terms of the Revolving Credit Facility, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of October 29, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility, with $92.7 million of borrowing availability, outstanding letters of credit commitments of $7.0 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the thirty-nine weeks ended October 29, 2022.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s condensed consolidated balance sheet as of October 29, 2022, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(7)	Income Taxes

The effective income tax rate for the thirteen weeks ended October 29, 2022 was a provision of 24.1%, or $7.3 million, compared to a provision of 23.1%, or $7.0 million, during the thirteen weeks ended October 30, 2021. The increase in the effective income tax rate for the thirteen weeks ended October 29, 2022 compared to October 30, 2021 was primarily driven by the impact of discrete items recognized, primarily stock-based compensation, in the thirteen weeks ended October 29, 2022.

The Company’s effective income tax rate for the thirty-nine weeks ended October 29, 2022 was a provision of 22.5%, or $14.4 million, compared to a provision of 23.3%, or $34.3 million, for the thirty-nine weeks ended October 30, 2021. The decrease in the effective income tax rate for the thirty-nine weeks ended October 29, 2022 compared to October 30, 2021 was primarily driven by the impact of discrete items recognized in the thirty-nine weeks ended October 29, 2022 related to a decrease in the overall state tax rate of $1.1 million.

The Company is subject to tax in the United States. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, or state and local tax authorities for tax years 2016 and prior.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues arise as a result of a tax audit, and are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 29, 2022 and October 30, 2021
(Unaudited)
(8)	Equity Incentive Plans

During fiscal 2012, Ollie’s established an equity incentive plan (the “2012 Plan”), under which stock options were granted to executive officers and key employees as deemed appropriate under the provisions of the 2012 Plan, with an exercise price at the fair value of the underlying stock on the date of grant. The vesting period for options granted under the 2012 Plan is five years (20% ratably per year). Options granted under the 2012 Plan are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death. As of July 15, 2015, the date of the pricing of the Company’s initial public offering, no additional equity grants will be made under the 2012 Plan.

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares, or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of October 29, 2022, there were 2,219,681 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirty-nine weeks ended October 29, 2022 follows:

			Weighted
		Weighted	average
		average	remaining
	Number	exercise	contractual
	of options	price	term (years)
Outstanding at January 29, 2022	1,109,315	$55.30
Granted	328,938	43.97
Forfeited	(105,388)	59.30
Exercised	(114,696)	33.71
Outstanding at October 29, 2022	1,218,169	53.93	7.4
Exercisable at October 29, 2022	497,483	50.62	5.8

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 29, 2022 and October 30, 2021
(Unaudited)
The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended October 29, 2022 and October 30, 2021 was $20.62 and $33.80, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirty-nine weeks ended
	October 29,	October 30,
	2022	2021
Risk-free interest rate	2.63%	1.33%
Expected dividend yield	-	-
Expected life (years)	6.25 years	6.25 years
Expected volatility	44.40%	38.38%

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

A summary of the Company’s RSU activity and related information for the thirty-nine weeks ended October 29, 2022 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Non-vested balance at January 29, 2022	125,483	$69.15
Granted	235,103	44.01
Forfeited	(33,420)	52.03
Vested	(44,856)	67.84
Non-vested balance at October 29, 2022	282,310	50.45

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general, and administrative expenses related to the Company’s equity incentive plans was $2.6 million and $1.6 million for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively, and $7.3 million and $6.0 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.

As of October 29, 2022, there was $23.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.8 years. Compensation costs related to awards are recognized using the straight-line method.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 29, 2022 and October 30, 2021
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

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program.  Both of these authorizations are authorized to be executed through January 2023. On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers, or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time.

During the thirty-nine weeks ended October 29, 2022, the Company repurchased 602,805 shares of its common stock for $30.0 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash on hand. As of October 29, 2022, the Company had $150.0 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

(10)	Transactions with Affiliated and Related Parties

During the thirty-nine weeks ended October 29, 2022, the Company purchased excess inventory of $0.5 million from a subsidiary of Hillman Solutions, Inc. where John Swygert, President and Chief Executive Officer of Ollie’s, is a member of its Board of Directors. There were no purchases made from Hillman Solutions, Inc. or any of its subsidiaries in 2021.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 25, 2022 (“Annual Report”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our,” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following year. References to “2022” refer to the 52-week period of January 30, 2022 to January 28, 2023.  References to “2021” refer to the 52-week period of January 31, 2021 to January 29, 2022.  References to the “third quarter of fiscal 2022” and the “third quarter of fiscal 2021” refer to the thirteen weeks of July 31, 2022 to October 29, 2022 and August 1, 2021 to October 30, 2021, respectively.  Year-to-date periods ended October 29, 2022 and October 30, 2021 refer to the thirty-nine weeks of January 29, 2022 to October 29, 2022 and January 31, 2021 to October 30, 2021, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects,” and similar references to future periods, prospects, financial performance, and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, capital market conditions, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, supply chain challenges, legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory, anticipate consumer demand, or achieve favorable product margins; changes in consumer confidence and spending; risks associated with our status as a “brick and mortar” only retailer; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods; outbreak of viruses, global health epidemics, pandemics, or widespread illness, including the continued impact of COVID-19 and continuing or renewed regulatory responses thereto; our inability to operate our stores due to civil unrest and related protests or disturbances; our failure to properly hire and to retain key personnel and other qualified personnel; changes in market levels of wages; risks associated with cybersecurity events, and the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop, open and operate, or the loss of, disruption or interruption in the operations of, any of our centralized distribution centers; fluctuations in comparable store sales and results of operations, including on a quarterly basis; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising, and promotional efforts; the seasonal nature of our business; risks associated with natural disasters, whether or not caused by climate change; changes in government regulations, procedures, and requirements; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

Index
Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices.  Known for our assortment of products offered as “Good Stuff Cheap,” we offer customers a broad selection of brand name products, including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys, and electronics.  Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns.

COVID-19 Update

The COVID-19 pandemic has significantly impacted the U.S. and global economies, resulting in business slowdowns or shutdowns, reduced economic activity, changes in consumer behavior, and changes in the mindset and availability of the labor force.  We continue to monitor the impact of the pandemic on our business, including on our associates, customers, business partners, and supply chain.

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

As we continue to monitor the ongoing impact of the COVID-19 pandemic and potentially take actions based on the requirements and recommendations of federal, state and local authorities, we intend to focus on managing the business for future long-term growth.  In certain circumstances, there may be developments outside our control, including resurgences of COVID-19 or other viruses and, in particular, new and more contagious or vaccine resistant variants, requiring us to refine our operations.  Refer to Part I, Item 1A. Risk Factors of our 2021 Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 463 stores located in 29 states as of October 29, 2022.

Our stores are supported by three distribution centers, one each in York, PA, Commerce, GA and Lancaster, TX. We are in the process of expanding our York, PA distribution center, which will provide an additional 200,000 square feet of distribution capacity and is expected to be completed in the first half of 2023. On October 17th, 2022, the Company entered into a purchase agreement to acquire a parcel of land in Princeton, Illinois for the construction of its fourth distribution center. The purchase agreement is subject to normal post-execution, pre-closing activities with an anticipated closing date in the first quarter of fiscal 2023. With the expansion of our York, PA distribution center and the addition of our fourth distribution center, we believe our distribution capabilities will support over 700 stores.

We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

●	growing our merchant buying team to increase our access to brand name/closeout merchandise;

●	adding members to our senior management team;

●	expanding the capacity of our distribution centers to their current 2.2 million square feet; and

●	investing in information technology, accounting, and warehouse management systems.

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables), and pre-opening expenses.  We target new store sales of approximately $4 million in their first full year of operations.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general, and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

Our ability to grow and our results of operations may be impacted by additional factors and uncertainties, such as consumer spending habits, which are subject to macroeconomic conditions and changes in discretionary income.  Our customers’ discretionary income is primarily impacted by gas prices, wages, rising interest rates, and consumer trends and preferences, which fluctuate depending on the environment. The potential consolidation of our competitors or other changes in our competitive landscape could also impact our results of operations or our ability to grow, even though we compete with a broad range of retailers.

Our key competitive advantage is our direct buying relationships with many major manufacturers, wholesalers, distributors, brokers, and retailers for our brand name and closeout products and unbranded goods.  We also augment our product mix with private label brands.  As we continue to grow, we believe our increased scale will provide us with even greater access to brand name and closeout products as major manufacturers seek a single buyer to acquire an entire deal.

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

The spending habits of our customers are subject to macroeconomic conditions and changes in discretionary income.  Our customers’ discretionary income is primarily impacted by gas prices, wages, rising interest rates, and consumer trends and preferences, which fluctuate depending on the environment.  However, because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by economic cycles that correspond with declines in general consumer spending habits.  We believe we also benefit from periods of increased consumer spending.

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

Selling, General, and Administrative Expenses

SG&A are comprised of payroll and benefits for store, field support, and support center associates.  SG&A also include marketing and advertising expense, occupancy costs for stores and the store support center, insurance, corporate infrastructure, and other general expenses. The components of our SG&A remain relatively consistent per store and for each new store opening. The components of our SG&A may not be comparable to the components of similar measures of other retailers.  Consolidated SG&A generally increase as we grow our store base and as our net sales increase. A significant portion of our expenses is primarily fixed in nature, and we expect to continue to maintain strict discipline while carefully monitoring SG&A as a percentage of net sales.  We expect that our SG&A will continue to increase in future periods with future growth.

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

Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers, as well as store closing costs.  For opening new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses, and store setup costs.  Pre-opening expenses for new stores are expensed as they are incurred, which is typically within 30 to 45 days of opening a new store. For opening distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses, and occupancy costs.  Store closing costs primarily consist of insurance deductibles, rent, and store payroll.

Operating Income

Operating income is gross profit less SG&A, depreciation and amortization, and pre-opening expenses.  Operating income excludes net interest income or expense, and income tax expense or benefit.  We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

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

Store Openings and Closings

We opened 15 and 18 new stores in the third quarters of fiscal 2022 and fiscal 2021, respectively. In connection with these store openings, we incurred expenses of $4.5 million and $3.3 million for the third quarters of fiscal 2022 and fiscal 2021, respectively. We opened 35 new stores and closed three stores, two in connection with relocations, in the thirty-nine weeks ended October 29, 2022 and opened 41 new stores, including two relocated stores, and temporarily closed one additional store due to weather-related events in the thirty-nine weeks ended October 30, 2021. In connection with these store openings and closings, we incurred expenses of $10.1 million and $8.4 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.

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

We derived the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$418,072	$383,487	$1,277,220	$1,251,860
Cost of sales	253,396	230,927	827,609	753,655
Gross profit	164,676	152,560	449,611	498,205
Selling, general and administrative expenses	124,810	114,048	359,549	328,537
Depreciation and amortization expenses	5,872	4,956	16,698	14,109
Pre-opening expenses	4,462	3,343	10,142	8,419
Operating income	29,532	30,213	63,222	147,140
Interest (income) expense, net	(866)	70	(880)	111
Income before income taxes	30,398	30,143	64,102	147,029
Income tax expense	7,316	6,958	14,400	34,301
Net income	$23,082	$23,185	$49,702	$112,728
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.6	60.2	64.8	60.2
Gross profit	39.4	39.8	35.2	39.8
Selling, general and administrative expenses	29.9	29.7	28.2	26.2
Depreciation and amortization expenses	1.4	1.3	1.3	1.1
Pre-opening expenses	1.1	0.9	0.8	0.7
Operating income	7.1	7.9	4.9	11.8
Interest (income) expense, net	(0.2)	—	(0.1)	—
Income before income taxes	7.3	7.9	5.0	11.7
Income tax expense	1.7	1.8	1.1	2.7
Net income	5.5%	6.0%	3.9%	9.0%
Select operating data:
New store openings	15	18	35	41
Number of closed stores	(1)	(1)	(3)	(3)
Number of stores open at end of period	463	426	463	426
Average net sales per store (2)	$915	$916	$2,864	$3,089
Comparable stores sales change	1.9%	(15.5)%	(5.4)%	(11.3)%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	( dollars in thousands)
Net income	$23,082	$23,185	$49,702	$112,728
Interest expense (income), net	(866)	70	(880)	111
Depreciation and amortization expenses (1)	7,362	6,398	21,123	18,410
Income tax expense	7,316	6,958	14,400	34,301
EBITDA	36,894	36,611	84,345	165,550
Non-cash stock-based compensation expense	2,590	1,627	7,313	5,959
Gain from insurance settlement	-	(312)	-	(312)
Adjusted EBITDA	$39,484	$37,926	$91,658	$171,197

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Third Quarter of Fiscal 2022 Compared to Third Quarter of Fiscal 2021

Net Sales

Net sales increased to $418.1 million in the third quarter of fiscal 2022 from $383.5 million in the third quarter of fiscal 2021, an increase of $34.6 million, or 9.0%.  The increase was the result of a comparable store sales increase of $6.8 million and an increase in non-comparable store sales of $27.8 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales increased 1.9% in the third quarter of fiscal 2022 compared with a 15.5% decrease in the third quarter of fiscal 2021.  The increase in comparable store sales consisted of an increase in average transaction size partially offset by a decrease in the number of transactions.  Increases in lawn & garden, hardware, food, health & beauty aids, and sporting goods departments were offset by declines in our toys, books, and summer furniture departments.

Gross Profit and Gross Margin

Gross profit increased to $164.7 million in the third quarter of fiscal 2022 from $152.6 million in the third quarter of fiscal 2021, an increase of $12.1 million, or 7.9%. Gross margin decreased 40 basis points to 39.4% in the third quarter of fiscal 2022 from 39.8% in the third quarter of fiscal 2021.  The decrease in gross margin in the third quarter of fiscal 2022 is primarily related to increased supply chain costs and a slight decrease in the merchandise margin.

Selling, General, and Administrative Expenses

SG&A increased to $124.8 million in the third quarter of fiscal 2022 from $114.0 million in the third quarter of fiscal 2021, an increase of $10.8 million, or 9.4%, primarily driven by an increased number of stores and higher selling costs.  As a percentage of net sales, SG&A increased 20 basis points to 29.9% in the third quarter of fiscal 2022 from 29.7% in the third quarter of fiscal 2021.  The increase was primarily related to deleveraging on fixed expenses primarily due to higher selling costs, partially offset by continued tight expense controls.

Pre-Opening Expenses

Pre-opening expenses for new stores increased to $4.5 million in the third quarter of fiscal 2022 from $3.3 million in the third quarter of fiscal 2021 due to timing of new stores.  We opened 15 and 18 new stores in the third quarters of fiscal 2022 and fiscal 2021, respectively.  As a percentage of net sales, pre-opening expenses increased 20 basis points to 1.1% in the third quarter of fiscal 2022 from 0.9% in the third quarter of fiscal 2021.

Index
Income Tax Expense

Income tax expense increased in the third quarter of fiscal 2022 to $7.3 million compared to $7.0 million in the third quarter of fiscal 2021. The effective tax rates for the third quarters of fiscal 2022 and fiscal 2021 were 24.1% and 23.1%, respectively. The increased effective tax rate in the quarter was primarily due to a decrease in excess tax benefits related to stock-based compensation. Discrete tax benefits totaled $0.2 million and $1.0 million in the third quarter of fiscal 2022 and the third quarter of fiscal 2021, respectively.

Net Income

As a result of the foregoing, net income decreased to $23.1 million in the third quarter of fiscal 2022 from $23.2 million in the third quarter of fiscal 2021, a decrease of $0.1 million or 0.4%.

Adjusted EBITDA

Adjusted EBITDA increased to $39.5 million in the third quarter of fiscal 2022 from $37.9 million in the third quarter of fiscal 2021, a increase of $1.6 million, or 4.1%.

Thirty-nine Weeks 2022 Compared to Thirty-nine Weeks 2021

Net Sales

Net sales increased to $1.277 billion in the thirty-nine weeks ended October 29, 2022 from $1.252 billion in the thirty-nine weeks ended October 30, 2021, an increase of $25.4 million, or 2.0%. The increase was the result of non-comparable store sales increase of $89.6 million offset by a decrease in a comparable store sales of $64.2 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales decreased 5.4% in the thirty-nine weeks ended October 29, 2022 compared with a 11.3% decrease in the thirty-nine weeks ended October 30, 2021. The decrease in comparable store sales in the thirty-nine weeks ended October 29, 2022 consisted of a decrease in the number of transactions, partially offset by an increase in average transaction size.

Gross Profit and Gross Margin

Gross profit decreased to $449.6 million in the thirty-nine weeks ended October 29, 2022 from $498.2 million in the thirty-nine weeks ended October 30, 2021, a decrease of $48.6 million, or 9.8%. Gross margin decreased 460 basis points to 35.2% in the thirty-nine weeks ended October 29, 2022 from 39.8% in the thirty-nine weeks ended October 30, 2021.  The decrease in gross margin in the thirty-nine weeks ended October 29, 2022 is related to increased supply chain costs, partially offset by improvement in the merchandise margin.

Selling, General and Administrative Expenses

SG&A increased to $359.5 million in the thirty-nine weeks ended October 29, 2022 from $328.5 million in the thirty-nine weeks ended October 30, 2021, an increase of $31.0 million, or 9.4%, primarily driven by an increased number of stores, partially offset by tight expense controls throughout the organization.  As a percentage of net sales, SG&A increased 200 basis points to 28.2% in the thirty-nine weeks ended October 29, 2022 from 26.2% in the thirty-nine weeks ended October 30, 2021.  The decrease was primarily related to primarily related to deleveraging on fixed expenses primarily due to higher selling costs, partially offset by continued tight expense controls.

Pre-Opening Expenses

Pre-opening expenses for new stores increased to $10.1 million in the thirty-nine weeks ended October 29, 2022 from $8.4 million in the thirty-nine weeks ended October 30, 2021 due to the timing of new stores.  During the thirty-nine weeks ended October 29, 2022, we opened 35 new stores and closed three stores, two in connection with relocations. During the thirty-nine weeks ended October 30, 2021, we opened 41 new stores, including two relocated stores, and temporarily closed one additional store.  As a percentage of net sales, pre-opening expenses increased 10 basis points to 0.8% in the thirty-nine weeks ended October 29, 2022 from 0.7% in the thirty-nine weeks ended October 30, 2021.

Index
Income Tax Expense

Income tax expense in the thirty-nine weeks ended October 29, 2022 was $14.4 million compared to income tax expense of $34.3 million in the thirty-nine weeks ended October 30, 2021. The effective tax rates for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 were 22.5% and 23.3%, respectively. The variance in the effective tax rates in the thirty-nine week periods was primarily due to a decrease in the overall state tax rate, offset by a decrease in excess tax benefits related to stock-based compensation. Discrete tax benefits totaled $1.5 million and $3.4 million in the thirty-nine weeks ended October 29, 2022 and the thirty-nine weeks ended October 30, 2021, respectively.

Net Income

As a result of the foregoing, net income decreased to $49.7 million in the thirty-nine weeks ended October 29, 2022 from $112.7 million in the thirty-nine weeks ended October 30, 2021, a decrease of $63.0 million or 55.9%.

Adjusted EBITDA

Adjusted EBITDA decreased to $91.7 million in the thirty-nine weeks ended October 29, 2022 from $171.2 million in the thirty-nine weeks ended October 30, 2021, a decrease of $79.5 million, or 46.5%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of October 29, 2022, we had $92.7 million available to borrow under our Revolving Credit Facility and $182.1 million of cash and cash equivalents on hand. For further information regarding our Revolving Credit Facility, see Note 6 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $15.2 million and $11.9 million for capital expenditures during the third quarters of fiscal 2022 and fiscal 2021, respectively. For the thirty-nine weeks ended October 29, 2022, we spent $38.9 million for capital expenditures compared to $29.6 million for the thirty-nine weeks ended October 30, 2021. We expect to fund capital expenditures from by cash on hand generated from operations. We opened 35 new stores and closed three stores, two in connection with relocations, during the thirty-nine weeks ended October 29, 2022 and we expect to open 39 to 40 stores during fiscal 2022. Included in our plans is a 200,000 square foot expansion of our York, PA distribution center, giving us the capacity for an additional 50 stores upon completion. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects due to COVID-19.

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

During the thirty-nine weeks ended October 29, 2022, we repurchased 602,805 shares of our common stock for $30.0 million, inclusive of transaction costs, pursuant to our share repurchase program. During the thirty-nine weeks ended October 30, 2021, we repurchased 2,679,507 shares of our common stock for $200.0 million, inclusive of transaction costs, pursuant to our share repurchase program.  These expenditures were funded by cash on hand generated from operations. As of October 29, 2022, we had $150.0 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	Thirty-nine weeks ended
	October 29,	October 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$979	$2,691
Net cash used in investing activities	(38,626)	(26,513)
Net cash used in financing activities	(27,226)	(193,578)
Net decrease in cash and cash equivalents	$(64,873)	$(217,400)

Cash Provided by Operating Activities

Net cash provided by operating activities was $1.0 million for the thirty-nine weeks ended October 29, 2022 compared to $2.7 million for the thirty-nine weeks ended October 30, 2021.  The decrease in net cash provided by operating activities for the thirty-nine weeks ended October 29, 2022 was primarily due to lower net income for the period, partially offset by the timing of inventory receipts.

Cash Used in Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended October 29, 2022 was $38.6 million compared to net cash used in investing activities of $26.5 million for the thirty-nine weeks ended October 30, 2021.  The increase in cash used in investing activities for the thirty-nine weeks ended October 29, 2022 is primarily due to increased capital expenditures in the current year partially offset by a decrease in the proceeds from sale of property and equipment.

Cash Used in Financing Activities

Net cash used in financing activities was $27.2 million in the thirty-nine weeks ended October 29, 2022 as compared with net cash used in financing activities of $193.6 million in the thirty-nine weeks ended October 30, 2021.  The decrease in net cash outflow in the thirty-nine weeks ended October 29, 2022 from October 30, 2021 is primarily due to a decrease in payment for shares repurchased and proceeds from stock option exercises.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of October 29, 2022, we had no outstanding variable rate debt.

As of October 29, 2022, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the thirteen weeks ended October 29, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 1A in our Annual Report for a detailed description of risk factors affecting the Company. There have been no material changes from the risk factors previously disclosed in that filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended October 29, 2022 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
July 31, 2022 through August 27, 2022	—	$-	—	$170,077,032
August 28, 2022 through October 1, 2022	—	$-	—	$170,077,032
October 2, 2022 through October 29, 2022	364,320	$54.91	364,320	$150,073,460
Total	364,320		364,320

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program resulting in $200.0 million approved for share repurchases through January 13, 2023. On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time. As of October 29, 2022, the Company had $150.0 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

Index
ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
†10.1
Employment Agreement, effective Octobear 17, 2022, by and between Ollie’s Bargain Outlet, Inc. and Robert F. Helm (incorporated by reference to Exhibit .10.1 to the Current Report filed on Form 8-K by the Company on October 17, 2022 (No.001-37501)).

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 7, 2022	/s/ Robert Helm

Robert Helm
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)