Form 10-K
period 2023-01-28
Ollie's Bargain Outlet Holdings, Inc.
filed 2023-03-24
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial  reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price per share as reported by the NASDAQ Stock Market LLC on such date, was approximately $3.7 billion. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of federal securities laws.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 20, 2023 was 61,947,468.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of the 2022 fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, capital market conditions, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, supply chain challenges, legislation, national trade policy, and the following:

•	our failure to adequately procure and manage our inventory, anticipate consumer demand, or achieve favorable product margins;
•	changes in consumer confidence and spending;
•	risks associated with our status as a “brick and mortar only” retailer;
•	risks associated with intense competition;
•	our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all;
•	fluctuations in comparable store sales and results of operations, including on a quarterly basis;
•	factors such as inflation, cost increases and energy prices;
•	the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods;
•	our inability to operate our stores due to civil unrest and related protests or disturbances;
•	our failure to properly hire and to retain key personnel and other qualified personnel;
•	changes in market levels of wages;
•	risks associated with cybersecurity events, and the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail;
•	our inability to obtain favorable lease terms for our properties;
•	the failure to timely acquire, develop, open and operate, or the loss of, disruption or interruption in the operations of, any of our centralized distribution centers;
•	risks associated with our lack of operations in the growing online retail marketplace;
•	risks associated with litigation, the expense of defense, and potential for adverse outcomes;
•	our inability to successfully develop or implement our marketing, advertising and promotional efforts;
•	the seasonal nature of our business;
•	risks associated with natural disasters, whether or not caused by climate change;
•	outbreak of viruses, global health epidemics, pandemics, or widespread illness, including the continued impact of COVID-19 and continuing or renewed regulatory responses thereto;
•	changes in government regulations, procedures and requirements; and
•	our ability to service indebtedness and to comply with our financial covenants.

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

Index
Ollie’s Bargain Outlet Holdings, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year.  References to “2022,” “2021” and “2020”  represent the 2022 fiscal year ended January 28, 2023, the 2021 fiscal year ended January 29, 2022, and the 2020 fiscal year ended January 30, 2021, respectively.  2022, 2021 and 2020 each consisted of 52 weeks.  References to “2023” refer to the 53-week fiscal year ending February 3, 2024.

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

Ollie’s was founded based on the idea that “everyone in America loves a bargain.” Since opening our first store in Mechanicsburg, PA in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing, and infrastructure to expand into new markets in contiguous states. We have grown to 468 stores in 29 states as of January 28, 2023. Our no-frills, “semi-lovely” warehouse style stores average approximately 33,000 square feet and generate consistently strong financial returns across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We believe there is opportunity for more than 1,050 Ollie’s locations across the United States based on internal estimates and third party research conducted by Hoffman Strategy Group, a retail real estate feasibility consultant that provides market analysis and strategic planning and consulting services.

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

Index
Our business model has produced consistently strong growth and financial performance. From 2018 through 2022:

•	Our store base expanded from 303 stores to 468 stores, a compound annual growth rate, or CAGR, of 11.5% and we entered six new states;
•	Comparable store sales grew at an average rate of 1.0% per year; and
•	Net sales increased from $1.241 billion to $1.827 billion, a CAGR of 10.2%.

Our competitive strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth:

“Good Stuff Cheap”—Ever changing product assortment at drastically reduced prices.    Our stores offer something for everyone across a diverse range of merchandise categories at prices up to 70% below department and fancy stores and up to 20-50% below mass market retailers. Our product assortment frequently changes based on the wide variety of deals available from the hundreds of brand name suppliers we have relationships with. We augment these opportunistic deals on brand name merchandise with directly-sourced unbranded products or those under our own private label brands and exclusively licensed recognizable brands and celebrity names. Brand name and closeout merchandise represented approximately 65% and non-closeout goods and private label products collectively represented approximately 35% of the retail value of our 2022 merchandise purchases.  Our treasure hunt shopping environment and slogan “when it’s gone, it’s gone” help to instill a “shop now” sense of urgency that encourages frequent customer visits.

Highly experienced and disciplined merchant team.    Our merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. We have been doing business with our top 15 suppliers for an average of over 15 years.  Our well-established relationships with our suppliers, together with our scale, buying power, financial credibility and responsiveness, often make Ollie’s the first call for available deals. Our direct relationships with our suppliers have increased as we have grown and we continuously strive to broaden our supplier network. These factors provide us with increased access to goods, which enable us to be more selective in our deal-making and, we believe, help us provide compelling value and assortment of goods to our customers and fuel our continued profitable growth.

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

Extremely loyal “Ollie’s Army” customer base.    Our best customers are members of our Ollie’s Army customer loyalty program, which stands at 13.2 million members as of January 28, 2023.  For 2022, over 80% of our sales were from Ollie’s Army members, and we grew our base of loyal members by 4.8% in 2022. Ollie’s Army members spend approximately 40% more per shopping trip at Ollie’s than non-members.  We identify our target customer as “anyone age 25 or older with a wallet or a purse” seeking a great bargain.

Strong and consistent store model built for growth.    We employ a proven new store model that generates strong cash flow, consistent financial results and attractive returns on investment. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. New stores opened from 2017 to 2021 have generated an average of $4.6 million in net sales in their first 12 months of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, strategically-located distribution centers, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Highly experienced and passionate management team.    Our leadership team has guided our organization through its expansion and positioned us for continued growth. We have assembled a talented and dedicated team of executives. Our senior executives possess extensive experience across a broad range of disciplines, including merchandising, marketing, real estate, finance, store operations, supply chain management, and information technology. We believe by encouraging equity ownership and fostering a strong team culture, we have aligned the interests of our executives with those of our stockholders. We believe these factors result in a cohesive team focused on sustainable long-term growth.

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

Index
Increase our offerings of great bargains.    We will continue to enhance our supplier relationships and develop additional sources to acquire brand name and closeout products for our customers. Our direct buying relationships with many major manufacturers, wholesalers, distributors, brokers, and retailers provide us with significant opportunities to expand our ever-changing assortment of brand name and closeout merchandise at extreme values.  As we continue to grow, we believe our increased scale will provide us with even greater access to brand name and closeout products as major manufacturers seek a single buyer to acquire an entire deal. We plan to further invest in our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

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

Segments

We operate in one reporting segment.  See Note 12, “Segment Reporting and Entity-Wide Information,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our merchandise

Strategy

We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. Our ever-changing assortment of “Good Stuff Cheap” includes brand name and closeout merchandise from leading manufacturers. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer. Brand name and closeout merchandise represented approximately 65% and non-closeout goods and private label products collectively represented approximately 35% of the retail value of our 2022 merchandise purchases.  We believe our compelling value proposition and the unique nature of our merchandise offerings have fostered our customer appeal across a variety of demographics and socioeconomic profiles.

Our warehouse format stores feature a broad number of categories including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys, and electronics as well as other products including hardware, candy, clothing, sporting goods, pet and lawn and garden products. We focus on buying cheap to sell cheap and source products as unique buying opportunities present themselves. Our merchandise mix is designed to combine unique and brand name bargains at extremely attractive price points. This approach results in frequently changing product assortments and localized offerings which encourage shopper frequency and a “shop now” sense of urgency as customers hunt to discover the next deal.

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

Index
Product mix

Examples of our product offerings include:

•
Housewares:    cooking utensils, dishes, appliances, plastic containers, cutlery, storage and garbage bags, detergents and cleaning supplies, cookware and glassware, candles, hardware, frames, and giftware;

•	Bed and bath: household goods including bedding, towels, curtains, and associated hardware;
•	Food: packaged food including coffee, bottled non-carbonated beverages, salty snacks, candy, condiments, sauces, spices, dry pasta, canned goods, cereal, and cookies;
•	Floor coverings: laminate flooring, commercial and residential carpeting, area rugs, and floor mats;
•	Books and stationery: novels, children’s, how-to, business, cooking, inspirational and coffee table books, greeting cards and various office supplies, and party goods;
•	Electronics: home electronics, cellular accessories, and as seen on television;
•	Toys: dolls, action figures, puzzles, educational toys, board games, and other related items;
•	Health and beauty aids: personal care, hair care, oral care, health and wellness, over-the-counter medicine, first aid, sun care, and personal grooming;
•	Seasonal: summer furniture, air conditioners, fans and space heaters and lawn & garden; and
•	Other: clothing, sporting goods, pet products, luggage, and automotive.

The following table shows the breakdown of our product offerings as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	2022	2021	2020
Consumables	21.6%	19.8%	21.0%
Home	38.3%	39.8%	40.8%
Seasonal	17.8%	18.1%	17.4%
Other	22.3%	22.3%	20.8%
Total	100.0%	100.0%	100.0%

Consumables includes items such as health and beauty aids, food, candy, and pet food. Home includes items such as housewares, domestics, floor coverings, and hardware. Seasonal includes items such as summer furniture, air conditioners, fans and space heaters, toys, and lawn & garden. Other includes items such as books and stationery, electronics, clothing, sporting goods, pet products, luggage, and automotive.

Product categories

We maintain consistent average margins across our primary product categories described below.

Brand name and closeout merchandise

Brand name and closeout merchandise represented approximately 65% of the retail value of our 2022 merchandise purchases.  Our focus is to provide huge savings to our customers primarily through brand name products across a broad range of merchandise. Our experienced merchant team purchases deeply discounted, branded or closeout merchandise primarily from manufacturers, retailers, distributors, and brokers. This merchandise includes overstocks, discontinued merchandise, package changes, cancelled orders, excess inventory and buybacks from retailers, and major manufacturers.

Index
Non-closeout goods/private label

Non-closeout and private label products collectively represented approximately 35% of the retail value of our 2022 merchandise purchases.  We augment the breadth of our brand name merchandise with non-closeout and private label merchandise. In categories where the consumer is not as brand conscious, such as food, home textiles, and furniture, or when we may not be offering a current brand name merchandise deal, we will buy deeply discounted unbranded merchandise. These extreme value offerings are mixed in the stores with our brand name merchandise. We also have a variety of domestic and direct-import private label merchandise and exclusive products sold under numerous brands. These high quality products are developed in key categories such as housewares and are designed to create brand-like excitement and complement our brand name merchandise. We also have licenses for private label products that use recognizable celebrity names or brand names. We routinely evaluate the quality and condition of these private label goods to ensure that we are delivering our customer a high quality product at a great price.

Merchandise procurement and distribution

Our disciplined buying strategy and strict adherence to purchasing margins support our merchandising strategy of buying cheap to sell cheap.

Merchandising team

Our merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers.  Our merchants specialize by department in order to build category expertise, in-depth knowledge and sourcing relationships. We believe our buying approach, coupled with long-standing and newly formed relationships, enable us to find the best deals from major manufacturers and pass drastically reduced prices along to our customers. We plan to further invest in and grow our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

Merchandise procurement

We believe that our strong sourcing capabilities are the result of our tenured merchant team’s ability to leverage deep, long-standing relationships with hundreds of manufacturers, wholesalers, brokers, retailers, and other suppliers. Our merchants maintain direct relationships with brand manufacturers, regularly attend major tradeshows and travel the world to source extreme value offerings across a broad assortment of product categories. We are an ideal partner to major manufacturers because our merchants are experienced and empowered to make quick decisions. Each opportunity is unique, and our merchants negotiate directly with the supplier to lock in a particular deal. Our ability to select the most attractive opportunistic purchases from a growing number of available deals enables us to provide a wide assortment of goods to our customers at great bargain prices.

We source from over 1,100 suppliers. Our dedication to building strong relationships with suppliers is evidenced by an average relationship of over 15-years with our top 15 suppliers. As we continue to grow, we believe our increased scale will provide us with even greater access to brand name products since many major manufacturers seek a single buyer to acquire the entire deal.

Distribution and logistics

We have made significant investments in our distribution network and personnel to support our store growth plan. Currently, we distribute approximately 95% of our merchandise from our distribution centers in York, PA (603,000 square feet), Commerce, GA (962,000 square feet), and Lancaster, TX (615,000 square feet). We are in the process of expanding our York, PA distribution center, which will provide an additional 201,000 square feet of distribution capacity, and is expected to be completed in the first half of 2023. In order to minimize the amount of time our retail stores devote to inventory management, our merchandise is seeded with price tickets and labeled with a bar code for shipping.

Index
On October 17, 2022, we entered into a purchase agreement to acquire a parcel of land in Princeton, Illinois for the construction of our fourth distribution center. The purchase agreement is subject to customary post-execution, pre-closing activities with an anticipated closing date in the first quarter of fiscal 2023.

Our stores generally receive shipments from our distribution centers one to two times a week, depending on the season and specific store size and sales volume. We utilize independent third party freight carriers.

With the expansion of our York, PA distribution center and the addition of our fourth distribution center, we believe our distribution capabilities will support over 700 stores.

Our stores

As of January 28, 2023, we operated 468 stores, averaging approximately 33,000 square feet, across 29 contiguous states in the eastern half of the United States. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We have successfully opened stores in six new states since 2018, highlighting the portability of our new store model. The following map shows the number of stores in each of the states in which we operated as of January 28, 2023:

VT 1
28
3
RI 1
CT 4
19
49
NJ 7
DE 1
MD 13
5
21
35
7
26
7
3
19
33
21
9
4
15
8
18
34
28
15
34

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

We maintain a pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	2022	2021	2020
Stores open at beginning of year	431	388	345
Stores opened	40	46	47
Stores closed	(3)	(3)	(4)
Stores open at end of year	468	431	388

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

Our strong unit growth is supported by our predictable and compelling new store model. We target a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million,  which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. With our relatively low investment costs and strong new store opening performance, we target first-year annual new store sales of approximately $4.0 million.  New stores opened from 2017 to 2021 have generated an average of $4.6 million in net sales in their first full year of operations and produced an average payback period of approximately two years. We believe that our consistent store performance, corporate infrastructure, including our distribution centers, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Index
Store-level management and training

Our Vice President of Store Operations oversees all store activities. Our stores are grouped into five regions, divided generally along geographic lines. We employ regional directors, who have responsibility for the day-to-day operations of the stores in their region. Reporting to the regional directors are district team leaders and market team leaders who each manage a group of stores in their markets. At the store level, the leadership team consists of a store team leader (manager), co-team leader (first level assistant manager) and assistant team leader (second level assistant manager). Supervisors oversee specific areas within each store.

Each store team leader is responsible for the daily operations of the store, including the processing of merchandise to the sales floor and the presentation of goods throughout the store. Store team leaders are trained to maintain a clean and appealing store environment for our customers. Store team leaders and co-team leaders are also responsible for the hiring, training, and development of associates.

We work tirelessly to hire talented people, to improve our ability to assess talent during the interview process and to regularly train those individuals at Ollie’s who are responsible for interviewing candidates. We also devote substantial resources to training our new managers through our Team Leader Training Program. This program operates at designated training stores located across our footprint. It provides an in-depth review of our operations, including merchandising, policies and procedures, asset protection and safety, and human resources. Part-time associates receive structured training as part of their onboarding.

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

We tailor our marketing mix and strategy for each market, deal or promotion. We primarily use the following forms of marketing and advertising:

•
Print and direct mail: During 2022, we distributed over 700 million highly recognizable flyers. Our flyers are distributed 22 times per year and serve as the foundation of our marketing strategy.  They highlight current deals to create shopping urgency and drive traffic and increase frequency of store visits;

•
Television and radio: We selectively utilize creative television and radio advertising campaigns in targeted markets at certain times of the year, particularly during the holiday sales season, to create brand awareness and support new store openings;

•
Charity and community events: We are dedicated to maintaining a visible presence in the communities in which our stores are located through the sponsorship of charitable organizations such as Feeding America, Toys for Tots, Children’s Miracle Network, Cal Ripken, Sr. Foundation, and the Kevin Harvick Foundation. We believe supporting these organizations promotes our brand, underscores our values and builds a sense of community; and

•
Digital marketing and social media: We maintain an active online presence and promote our brand through our website, our mobile app and social media channels. We also utilize targeted email marketing to highlight our latest brand name offerings and drive traffic to our stores. In addition, we invest in digital marketing where we target both our current and prospective customers.

Index
Ollie’s Army

Our customer loyalty program, Ollie’s Army, stands at 13.2 million members as of January 28, 2023, an increase of 4.8% from 2021. In 2022, Ollie’s Army members accounted for over 80% of net sales and spent approximately 40% more per shopping trip, on average, than non-members.  Consistent with our marketing strategy, we engage new and existing Ollie’s Army members through the use of witty phrases and signage; examples include “Enlist in Ollie’s Army today,” “become one of the few, the cheap, the proud” and “Ollie’s Army Boot Camp…all enlistees will receive 15% off their next purchase.” Throughout the year, for every $250 Ollie’s Army members spend, they receive a coupon for 10% off their next entire purchase.  Ollie’s Army ‘ranks’ are another savings opportunity for members.  For the first $250 and $500 members spend in a calendar year, they receive a coupon for 20% and 30% off of one item, respectively.  Historically, Ollie’s Army members have demonstrated high redemption rates for promotional activities exclusive to Ollie’s Army members, such as our Valentine’s, Boot Camp, and 15% off holiday mailers. In addition, Ollie’s Army members have historically enthusiastically responded to Ollie’s Army Night, an annual one-day after-hours sale in December exclusively for members.  We expect to continue leveraging the data gathered from our proprietary database of Ollie’s Army members to better segment and target our marketing initiatives and increase shopping frequency.

Competition

We compete with a diverse group of retailers, including discount, closeout, mass merchant, department, grocery, drug, convenience, hardware, variety, online, and other specialty stores.

The principal basis on which we compete against other retailers is by offering an ever-changing selection of brand name products at compelling price points in an exciting shopping environment. Accordingly, we compete against a fragmented group of retailers, wholesalers, and jobbers to acquire merchandise for sale in our stores.

Our established relationships with our suppliers, coupled with our scale, associated buying power, financial credibility and responsiveness, often makes Ollie’s the first call for available deals. Our direct relationships with suppliers have increased as we have grown, and we continuously strive to broaden our supplier network.

Trademarks and other intellectual property

We own multiple state and federally registered trademarks related to our brand, including “Ollie’s,” “Ollie’s Bargain Outlet,” “Good Stuff Cheap,” “Ollie’s Army,” “Real Brands Real Cheap!,” and “Real Brands! Real Bargains!,” among others. In addition, we maintain a federal trademark for the image of Ollie, the face of our company. We also own registered trademarks for many of our private labels such as “Sarasota Breeze,” “Steelton Tools,” “American Way,” and “Middleton Home,” among others.  We routinely prosecute trademarks where appropriate, both for private label goods and to further identify our goods and services. We enter into trademark license agreements as necessary, which may include our private label offerings, such as the Magnavox products available in our stores. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We also own several domain names, including www.ollies.us, www.ollies.com, www.olliesbargainoutlet.com, www.olliesarmy.com, www.ollies.cheap, www.sarasotabreeze.com and www.olliesmail.com, and unregistered copyrights in our website content. We attempt to obtain registration of our trademarks and other intellectual property as practical and pursue infringement of those marks when appropriate.

Index
Technology

Our management information systems provide a full range of business process assistance and timely information to support our merchandising team and strategy, management of multiple distribution centers, stores and operations, and financial reporting. We believe our current systems provide us with operational efficiencies, scalability, management control and timely reporting that allow us to identify and respond to merchandising and operating trends in our business. We use a combination of internal and external resources to support store point-of-sale, merchandise acquisition and distribution, inventory management, financial reporting, real estate, and administrative functions. We continuously assess ways to maximize productivity and efficiency, as well as evaluate opportunities to further enhance our existing systems. Our existing systems are scalable to support future growth.

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

Oversight and Management

Our Human Resources department manages all associate matters, including recruiting, hiring, compensation and benefits, performance management, and associate training. In addition, our management team works closely with the Human Resources department to evaluate associate management issues such as retention and workplace safety. As we strive to retain and engage talent at all levels of our business, our Human Resources department also reviews our retention and turnover rates and administers our talent and training programs and review process to support the development of our talent pipeline.

Index
Associates

As of January 28, 2023, we employed over 10,700 associates, approximately 4,900 of whom were full-time and approximately 5,800 of whom were part-time. Of our total associate base, approximately 900 were based at our store support center and distribution centers, and the remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. As of January 28, 2023, approximately 60% of our workforce is self-identified female and approximately 40% is self-identified male. Over 38% of our workforce has self-identified as having a racial or ethnic minority background.  None of our associates belong to a union or are party to any collective bargaining or similar agreement.

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

Our Ollie’s Leadership Institute (“OLI”) is a program that is used to equip field associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare them for their next level position. Reflecting our belief in our “home grown” talent, OLI is our preferred source for new supervisors and team leaders.  In 2022, over 45% of our current district team leaders were internally promoted to their position.  Company-wide, over 60% of our field positions were filled by internal promotions. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.

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

Seasonality

Our business is seasonal in nature and demand is generally the highest in our fourth fiscal quarter due to the holiday sales season.  To prepare for the holiday sales season, we must order and keep in stock more merchandise than we carry during other times of the year and generally engage in additional marketing efforts.  We expect inventory levels, along with accounts payable and accrued expenses, to reach their highest levels in our third and fourth fiscal quarters in anticipation of increased net sales during the holiday sales season.  As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year.  Because we offer a broad selection of merchandise at extreme values, we believe we are generally less impacted than other retailers by economic cycles, which correspond with declines in general consumer spending habits and we believe we still benefit from periods of increased consumer spending.

Index
Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act are available free of charge on our website, www.ollies.us, as soon as reasonably practicable after the electronic filing of such reports with the Securities and Exchange Commission (“SEC”).  The SEC maintains a website (www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Business and Operations

•	We may not be able to execute our opportunistic buying strategy;

•	Fluctuations in comparable store sales and results of operations, including fluctuations on a quarterly basis, could cause our business performance to decline substantially;

•	Consumer confidence and spending may be reduced in light of factors beyond our control and our financial results may suffer;

•	Competition may increase in our segment of the retail market, which could put negative pressure on our results of operations and financial condition;

•	Identification of potential store locations and lease negotiations may not keep pace with our growth strategy;

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

•
We need to be able to hire and retain the right people to run our stores and our distribution centers. We also need to hire and retain managerial personnel, a merchant team, and executive officers. If we are not effective in these areas, our results may suffer; and

•	Comparable store sales and results of operations have fluctuated in the past and may do so again in the future.

Index
Risks Related to Legal and Regulatory Issues

•	We are subject to governmental regulations, procedures, and requirements that can lead to substantial penalties if we fail to achieve compliance;

•	We are subject to risks associated with laws and regulations generally applicable to retailers;

•	From time to time we are involved in legal proceedings from customers, suppliers, employees, governments, or competitors; and

•	From time to time we are involved in legal proceedings from stockholders.

Risks Related to Technology and Cybersecurity

•	We may fail to maintain the security of information we hold relating to personal information or payment card data of our customers, employees, and suppliers;

•	We may not adequately prepare for or respond to existing and future privacy legislation; and

•	We may not be able to timely or adequately maintain or upgrade our technology systems needed for operations.

Risks Related to Accounting and Financial Matters

•	If our estimates or judgments relating to significant accounting policies prove to be incorrect, we could suffer negative financial results; and

•	Changes to the accounting rules or regulations could have material adverse effects on our results of operations.

Risks Related to Ownership of Our Common Stock and Corporate Governance

•	There is risk associated with our fluctuating quarterly operating results and we may fall short of prior periods, our projections or the expectations of securities analysts or investors;

•	We may not declare dividends on our common stock in the foreseeable future; and

•	There are provisions in our organizational documents that could delay or prevent a change of control.

Risks Related to Our Indebtedness and Capitalization

•	Our credit facility can limit our ability to find other sources of financing;

•	There are covenants contained in our credit facility that we must meet in order to be able to use it;

•	If we are unable to generate sufficient cash flow to meet debt service it could negatively impact our liquidity; and

•	We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

For a more complete discussion of the material risks facing our business, see below.

Index
BUSINESS AND OPERATIONS

We may not be able to execute our opportunistic buying strategy, adequately manage our supply of inventory or anticipate customer demand, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on our ability to strategically source a sufficient volume and variety of brand name merchandise at opportunistic pricing. We do not have significant control over the supply, design, function, cost or availability of many of the products that we offer for sale in our stores. Additionally, because a substantial amount of our store products are sourced by us from suppliers on a closeout basis or with significantly reduced prices for specific reasons, we are not always able to purchase specific merchandise on a recurring basis. We do not have long-term contracts with our suppliers and, therefore, we have no contractual assurances of pricing or access to products and any supplier could discontinue sales to us at any time or offer us less favorable terms on future transactions. We generally make individual purchase decisions for products that become available, and these purchases may be for large quantities that we may not be able to sell on a timely or cost-effective basis. To the extent that certain of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of discount or closeout merchandise available to us could also be materially reduced, potentially compromising profit margin goals for procured merchandise. Due to economic uncertainties, governmental orders, or other challenges, one or more of our suppliers could become unable to continue supplying discounted or closeout merchandise on terms or in quantities acceptable or desirable to us. We also compete with other retailers, wholesalers and jobbers for discounted or closeout merchandise to sell in our stores. Those businesses may be better able to anticipate customer demand or procure desirable goods. Shortages or disruptions in the availability of brand name or unbranded products of a quality acceptable to our customers and us could have a material adverse effect on our business, financial condition and results of operations and also may result in customer dissatisfaction. In addition, we may significantly overstock products that prove to be undesirable and be forced to take significant markdowns. We cannot ensure that our merchant team will continue to identify the appropriate customer demand and take advantage of appropriate buying opportunities, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks associated with or faced by our suppliers could adversely affect our financial performance.

We source our merchandise from a variety of suppliers, and we depend on them to supply merchandise in a timely and efficient manner. If one or more of our current suppliers became unable to supply goods, seeking alternative sources could increase our merchandise costs and supply chain lead time, potentially resulting in temporary reduction in store inventory levels, and reduce the selection and quality of our merchandise. An inability to obtain alternative sources could materially decrease our sales. Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out-of-stocks that could lead to lost sales and reputational harm. Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact. Changes to the prices and flow of certain goods are, at times, for reasons beyond our control, such as political or civil unrest, acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, failure to meet our terms and conditions or our standards, issues with our suppliers’ labor practices or labor disruptions they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials, pandemic outbreaks, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers. Such changes could adversely affect our operations and profitability.

Index
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

If our future comparable store sales fail to meet expectations, then our cash flow and profitability could decline substantially, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Future increases in costs, such as the cost of merchandise, shipping rates, freight costs (including import costs) and store occupancy costs, may reduce our profitability, given our pricing model. These cost increases may be the result of inflationary pressures, geopolitical factors, or public policies, which could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, wage rates, and lease and utility costs, may increase our cost of goods sold or selling, general, and administrative expenses. Our low-price model and competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and, therefore, reduce our profitability and have a material adverse effect on our business, financial condition, and results of operations.

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

The success of our business depends, to a significant extent, on the level of consumer confidence and spending. A number of factors beyond our control affect the level of customer confidence and spending on merchandise that we offer, including, among other things:

•	energy and gasoline prices;

•	disposable income of our customers, which may be impacted by unemployment levels, personal debt levels and minimum wages;

•	interest rates and inflation;

•	discounts, promotions, and merchandise offered by our competitors;

•	negative reports and publicity about the discount retail industry;

•	outbreak of viruses or widespread illness, including COVID-19, and behavioral changes from a fear of contracting such viruses or illness;

•	general economic and industry conditions;

•	food prices;

•	the state of the housing market;

•	customer confidence in future economic conditions;

•	fluctuations in the financial markets;

•	tax rates and policies; and

•	natural disasters, war, terrorism and other hostilities.

Reduced customer confidence and spending cutbacks may result in reduced demand for our merchandise, including discretionary items, and may force us to take inventory markdowns. Reduced demand also may require increased selling and promotional expenses. Adverse economic conditions and any related decrease in customer demand for our merchandise could have a material adverse effect on our business, financial condition, and results of operations.

Many of the factors identified above also affect commodity rates, transportation costs, costs of labor, insurance and healthcare, the strength of the U.S. dollar, lease costs, measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations and other economic factors, all of which may impact our cost of goods sold and our selling, general, and administrative expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We do not compete in the growing online retail marketplace, which could have a material adverse effect on our business, financial condition, and results of operations.

Our long-term business strategy does not presently include the development of online retailing capabilities. To the extent that we implement online operations, we would incur substantial expenses related to such activities and would be exposed to additional cybersecurity risks. Furthermore, any development of an online retail marketplace is a complex undertaking, and there is no guarantee that any resources we apply to this effort will result in increased revenues or operating performance. However, with the growing acceptance of online shopping, which may have accelerated as a result of the COVID-19 pandemic, both among consumers who previously shopped online and consumers who did not previously do so, or did not do so as frequently, we may continue to face challenges related to customers shopping in brick and mortar stores. In addition, the increased proliferation of mobile devices, enhanced and robust connections to mobile networks, competition from other retailers in the online retail marketplace is expected to continue to increase and may negatively impact our results of operations. Certain of our competitors and a number of pure online retailers have established robust online operations. Increased competition from online retailers and our lack of an online retail presence may reduce our customers’ desire to purchase goods from us and could have a material adverse effect on our business, financial condition, and results of operations. If consumers determine to shop more online due to cultural or health concerns, they may be less likely to return to brick and mortar retailers in the future.

Index
Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We have recently experienced, and expect to continue to experience, increased labor shortages at some of our locations. While we have historically experienced some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices, and immigration. Labor shortages and increased turnover rates within our team members have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our production facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity, or cash flows.

We face intense competition, which could limit our growth opportunities and adversely impact our financial performance.

We compete with a highly fragmented group of competitors, including discount, closeout, mass merchant, department, grocery, drug, convenience, hardware, variety, online, and other specialty stores. We compete with these retailers with respect to product price, store location, supply and quality of merchandise, assortment and presentation, and customer service. This competitive environment subjects us to the risk of an adverse impact to our financial performance because of the lower prices, and thus the lower margins, that are required to maintain our competitive position. A number of different competitive factors outside of our control could impact our ability to compete effectively, including:

•	entry of new competitors in our markets;

•	increased operational efficiencies of competitors;

•	online retail capabilities of our competitors;

•	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor customer confidence, low discretionary income, or economic uncertainty;

•	continued and prolonged promotional activity by our competitors;

•	liquidation sales by our competitors that have filed or may file in the future for bankruptcy;

•	geographic expansion by competitors into markets in which we currently operate; and

•	adoption by existing competitors of innovative store formats or retail sales methods, including online.

A number of our competitors also have greater financial and operational resources, greater brand recognition, longer operating histories, and a broader geographic presence than us. We remain vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these or other competitors could attract our customer base, including, but not limited to, the members of Ollie’s Army.

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

We cannot guarantee that we will continue to be able to successfully compete against either existing or future competitors. Our inability to respond effectively to competitive pressures, improved performance by our competitors and changes in the retail markets could result in lost market share and have a material adverse effect on our business, financial condition, and results of operations.

Index
If we fail to open new profitable stores on a timely basis, successfully enter new markets or implement other elements of our long-term growth strategy, our financial performance could be materially adversely affected.

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions. We opened 40 and 46 new stores in 2022 and 2021, respectively, as we continue to backfill in existing markets and expand into contiguous geographies. Our ability to timely open new stores depends in part on several factors, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate and enter into leases with acceptable terms; our ability to obtain and retain permits and licenses; our ability to hire and train new personnel, especially store managers, in a cost effective manner; our ability to adapt and grow our distribution and other operational and management systems to a changing network of stores; the availability of capital funding for expansion; our ability to respond to demographic shifts in areas where our stores are located and general economic conditions.

We may not anticipate all of the challenges imposed by the expansion of our operations into new geographic markets. Some new stores may be located in areas with different competitive and market conditions, customer tastes and discretionary spending patterns than our existing markets. We may face a higher cost of entry, difficulties attracting labor, alternative customer demands, reduced brand recognition and minimal operating experience in these areas. Although we are extremely sensitive to cannibalizing existing stores, opening new stores in our established markets may also result in inadvertent oversaturation, sales volume transfer from existing stores to new stores and reduced comparable store sales, thus adversely affecting our overall financial performance. We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to retain the loyalty of our customers, particularly Ollie’s Army members, which could have a material adverse effect on our business, financial condition, and results of operations.

We depend on our loyal customer base, particularly members of Ollie’s Army, for our consistent sales and sales growth. Competition for customers has intensified as competitors have moved into, or increased their presence in, our geographic markets and from the use of mobile and web-based technology that facilitates online shopping and real-time product and price comparisons. We expect this competition to continue to increase. Our competitors may be able to offer consumers promotions or loyalty program incentives that could attract our customer base, including members of Ollie’s Army, or divide their loyalty among several retailers. If we are unable to retain the loyalty of our customers, our net sales could decrease and we may not be able to grow our store base as planned, which could have a material adverse effect on our business, financial condition, and results of operations.

The failure to timely acquire, develop, open and operate, or the loss of, disruption, or interruption in the operations of, our centralized distribution centers could materially adversely affect our business and operations.

With few exceptions, inventory is shipped directly from suppliers to our distribution centers in York, PA, Commerce, GA, and Lancaster, TX, where the inventory is then processed, sorted and shipped to our stores. We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers. Increases in transportation costs (including increases in fuel costs), supplier-side delays, reductions in the capacity of carriers, changes in shipping companies, the impact of COVID-19 on our workforce, labor strikes, or shortages in the transportation industry and unexpected delivery interruptions also have the potential to derail our orderly distribution process. We also may not anticipate changing demands on our distribution system or timely develop and open any necessary additional facilities. In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores. While we maintain business interruption insurance, in the event our distribution centers are shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us. In addition, our new store locations receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains. Any repeated, intermittent, or long-term disruption in the operations of our distribution centers would hinder our ability to provide merchandise to our stores and could have a material adverse effect on our business, financial condition, and results of operations.

Index
Our new store growth is dependent on our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could adversely affect our performance.

We maintain distribution centers in York, PA, Commerce, GA, and Lancaster, TX and are building a fourth in Princeton, IL to support our existing stores and our growth objectives. We continuously assess ways to maximize the productivity and efficiency of our existing distribution facilities and evaluate opportunities for additional distribution centers. Processing delays or difficulties in operations at our existing distribution centers or delays in opening, processing delays or difficulties in operations at our new distribution centers, including our Princeton, IL distribution center, could adversely affect our current operations by causing existing stores to have insufficient inventory, and affect future operations by slowing store growth, which could, in turn, reduce sales growth. In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as shortages of materials, shortages of skilled labor or work stoppages, unforeseen construction, scheduling, engineering, environmental or geological problems, COVID-19 or other strains or types of contagion, weather interference, fires or other casualty losses and unanticipated cost increases. The completion date and ultimate cost of future projects, including our Princeton, IL distribution center, could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that any project will be completed on time or within established budgets.

If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition, and results of operations.

Efficient inventory management is a key component of our profitability and ability to generate revenue. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods adversely impact our results of operations. If our buying decisions do not accurately correspond to customer preferences, if we inappropriately price products or if our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of any excess inventory, which could have a material adverse effect on our business, financial condition, and results of operations. We continue to focus on ways to reduce these risks, but we cannot ensure that we will be successful in our inventory management.

Inventory shrinkage could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the risk of inventory loss and theft. We cannot ensure that actual rates of inventory loss and theft in the future will be within our estimates or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs and other costs to combat inventory theft, it could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our executive officers, our merchant team and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, it could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, our merchant team and other key personnel. The unexpected loss of services of any of our executive officers or senior members of our merchant team could materially adversely affect our business and operations. Competition for skilled and experienced management in the retail industry is intense, and our future success will also depend on our ability to attract and retain qualified personnel, including our merchant team, which is responsible for purchasing and negotiating the terms of our merchandise. Failure to attract and retain new qualified personnel could have a material adverse effect on our business, financial condition, and results of operations.

Index
If we are unable to attract, train, and retain highly qualified managerial personnel and sales associates in our stores and our distribution centers, our sales, financial performance, and business operations may be materially adversely affected.

We focus on providing our customers with a memorable and engaging shopping experience. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of highly qualified store management personnel and sales associates, while controlling labor costs. Our ability to control labor costs is subject to numerous external factors and compliance with regulatory structures, including competition for and availability of qualified personnel in a given market, unemployment levels within those markets, governmental regulatory bodies such as the Equal Employment Opportunity Commission (“EEOC”) and the National Labor Relations Board (“NLRB”), prevailing wage rates and wage and hour laws, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act (“ACA”), health insurance costs, healthcare costs, including those related to COVID-19 or other potential pandemics or disease outbreaks and related testing and vaccination costs, and our ability to maintain good relations with our associates. We compete with other retail businesses for many of our store management personnel and sales associates in hourly and part-time positions. These positions have had historically high turnover rates, which can lead to increased training and retention costs. We also rely on associates in our distribution centers to ensure the efficient processing and delivery of products from our suppliers to our stores. If we are unable to attract and retain quality associates, and other management personnel, fail to comply with the regulations and laws impacting personnel, or have difficulty accurately predicting employee-related costs, including healthcare costs, and establishing accurate budgetary reserves for such costs, it could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our marketing, advertising, and promotional efforts. If we are unable to implement them successfully, or if our competitors are more effective than we are, it could have a material adverse effect on our business, financial condition, and results of operations.

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements and sports marketing, we primarily advertise our in-store offerings through printed flyers. In 2022, over 60% of our advertising spend was for the printing and distribution of flyers. If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers. If the efficacy of our marketing or promotional activities declines or if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition, and results of operations.

Because our business is seasonal, with the highest volume of net sales during the holiday season, adverse events during our fourth fiscal quarter could materially adversely affect our business, operations, cash flows, and financial condition.

We generally recognize our highest volume of net sales in connection with the holiday sales season, which occurs in the fourth quarter of our fiscal year. In anticipation of the holiday sales season, we purchase substantial amounts of seasonal inventory and hire many part-time associates. Because a significant percentage of our net sales and operating income are generated in our fourth fiscal quarter, we have limited ability to compensate for shortfalls in our fourth fiscal quarter sales or earnings by changing our operations or strategies in other fiscal quarters. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, errors in anticipating consumer demand for our products, or unanticipated adverse or unseasonable weather conditions could result in lower than planned sales during the holiday sales season. If our fourth fiscal quarter sales results were substantially below expectations, we would realize less cash flows from operations, and may be forced to mark down our merchandise, especially our seasonal merchandise, which could have a material adverse effect on our business, financial condition, and results of operations.

Index
Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.

We lease the majority of our store locations, our corporate headquarters and our distribution facilities in York, PA and Commerce, GA. Our stores are leased from third parties, with typical initial lease terms of approximately seven years with options to renew for successive five-year periods. We believe that we have been able to negotiate favorable rental rates over the last few years due in large part to the general state of the economy, the increased availability of vacant big box retail sites, and our careful identification of favorable lease opportunities. While we will continue to seek out advantageous lease opportunities, there is no guarantee that we will continue to be able to find low-cost second generation sites or obtain favorable lease terms. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences, which include:

•	requiring that a greater portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes and reducing profitability;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•	limiting our flexibility in planning for, or reacting to changes in, our business, or in the industry in which we compete.

We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flows from operating activities to fund these expenses and needs and sufficient funds are not otherwise available to us, we may not be able to service our lease expenses, grow our business, respond to competitive challenges, or fund our other liquidity and capital needs, which could harm our business. Additional sites that we lease may be subject to long-term non-cancelable leases if we are unable to negotiate our current standard lease terms. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, if we are not able to enter into new leases or renew existing leases on terms acceptable to us, this could have a material adverse effect on our business, financial condition, and results of operations.

Risks associated with the current geopolitical climate could adversely affect our business, financial condition, and results of operations.

Our business, financial condition and results of operations may differ materially as we cannot predict the impact of the current geopolitical climate. Risks associated with heightened geopolitical instability include, among others, reductions in consumer confidence, heightened inflation, production disruptions, cyber disruptions or attacks, higher natural gas costs, higher manufacturing costs, and higher supply chain costs.

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

Index
Natural disasters, whether or not caused by climate change, epidemic or pandemic outbreaks, such as COVID-19, unusual weather conditions, terrorist acts and political events could disrupt our business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, epidemic outbreaks, unusual weather conditions, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Epidemic or pandemic outbreaks, such as COVID-19, could impact our management and sales associates, our inventory supply, delivery schedules, our ability to keep our stores open due to mandatory governmental restrictions or may cause our customers to avoid shopping at brick and mortar retailers or reduce the number of trips they will make to our stores. To the extent these events also impact one or more of our key suppliers or result in the closure of one or more of our centralized distribution centers or our corporate headquarters, we may be unable to maintain delivery schedules or provide other support functions to our stores. In addition, severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability. If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during these periods. Natural disasters, which may include tornadoes, hurricanes, floods, and earthquakes, may impact our store locations or other operations. In addition, climate change may have an impact on the frequency and/or severity of such natural disasters. We have a growing number of store locations in areas that may be impacted by weather events and natural disasters such as the types listed above. To the extent that such weather events or natural disasters may damage our stores or other operations, we may be unable to operate stores or other facilitates and our consolidated financial results may be materially adversely affected. This could have a sustained material adverse effect on our business, financial condition and results of operations.

LEGAL AND REGULATORY

We are subject to governmental regulations, procedures, and requirements. A significant change in, or noncompliance with, these regulations could have a material adverse effect on our business, financial condition, and results of operations.

We routinely incur significant costs in complying with federal, state and local laws, and regulations. The complexity of the regulatory environment in which we operate, and the related cost of compliance, are increasing due to expanding and additional legal and regulatory requirements and increased enforcement efforts. New laws or regulations, including those dealing with healthcare reform, product safety, consumer credit, privacy and information security, the environment and labor and employment, among others, or changes in existing federal, state and local laws and regulations, particularly those governing the sale of products and food safety and quality (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, other changes in workplace regulation, and compliance with laws regarding public access to our stores, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business. Untimely compliance or noncompliance with applicable laws or regulations or untimely or incomplete execution of a required product recall can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, class action litigation or other litigation, in addition to reputational damage. Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to protect our brand names, competitors may adopt trade names that dilute the value of these assets.

We may be unable or unwilling to strictly enforce our trademarks in each jurisdiction in which we do business. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our brand recognition and could cause customer confusion, which could have a material adverse effect on our business, financial condition, and results of operations.

Index
We rely on manufacturers in foreign countries for merchandise and a significant amount of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade.

We purchase merchandise directly from suppliers outside of the United States. In 2022, substantially all of our private label inventory purchases were direct imports. Additionally, a significant amount of our domestically-purchased merchandise is manufactured abroad. Our ability to identify qualified suppliers and to access products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including possible changes to U.S. trade policy, increased shipping costs, the timing of shipments, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, unexpected contagion, existing viruses or illnesses, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus customer confidence, away from the products sold in our stores. These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition, and results of operations.

The cost of compliance with product safety regulations and risks related to product liability claims and product recalls could damage our reputation, increase our cost of doing business and could have a material adverse effect on our business, financial condition, and results of operations.

New federal or state legislation, including new product safety laws and regulations, may negatively impact our operations. Future changes in product safety legislation or regulations may lead to product recalls and the disposal or write-off of merchandise. While we work to comply in all material respects with applicable legislation and regulations, and to execute product recalls in a timely manner, if our merchandise, including food and consumable products and flooring, does not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales and increased costs, be exposed to legal and reputational risk and face fines or penalties which could materially adversely affect our financial results. We also purchase a material portion of our products on a closeout basis. Some of these products are obtained through brokers or intermediaries rather than through manufacturers. The closeout nature of a portion of our products sometimes makes it more difficult for us to investigate all aspects of these products. Furthermore, customers have asserted claims, and may in the future assert claims, that they have sustained injuries from merchandise offered by us, and we may be subject to lawsuits relating to these claims. There is a risk that these claims may exceed, or fall outside the scope of, our insurance coverage. Even with adequate insurance and indemnification from third-party suppliers, such claims, even if unsuccessful or not fully pursued, could significantly damage our reputation and customer confidence in our products. If this occurs, it may be difficult for us to regain lost sales, which could have a material adverse effect on our business, financial condition, and results of operations.

Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on the nature of our operations. However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, wage and hour, and certain other employment-related claims, public accommodation claims, class actions, and some natural disasters. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition. We continue to maintain property insurance for catastrophic events at our store support center, distribution centers, and stores. In addition, because of ongoing changes in healthcare law, among other things, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical and related claims. While we have coverage for some cyber-related incidents, the nature and scope of any potential attack or breach may result in substantial costs that would exceed the scope of coverage or limits of coverage. If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition, and results of operations.

Index
We face litigation risks from customers, associates, suppliers, stockholders and other third parties in the ordinary course of business.

Our business is subject to the risk of litigation by customers, current and former associates, suppliers, stockholders, intellectual property rights holders, government agencies, and others through private actions, class actions, collective actions, administrative proceedings, regulatory actions, or other litigation. From time to time, such lawsuits are filed against us and the outcome of any litigation, particularly class or collective action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend any such lawsuits may be significant and may negatively affect our operating results if changes to our business operations are required. There may also be negative publicity associated with litigation that could decrease customer acceptance of merchandise offerings, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations, or liquidity.

TECHNOLOGY AND CYBERSECURITY

Any disruptions to our information technology systems or breaches of our network security could disrupt or  interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition, and results of operations.

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

An increasingly significant portion of our sales depends on the continuing operation of our information technology and communications systems, including, but not limited to, our point-of-sale system and our credit card processing systems. Our information technology, communications systems, and electronic data may be vulnerable to damage or interruption from computer viruses, ransomware attacks, loss of data, unauthorized data breaches, usage errors by our associates or our contractors or other attempts to harm our systems, including cyber-security attacks or other breaches of cardholder data, earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer, and telecommunications failures. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of intentional sabotage, unauthorized access, natural disaster, or other unanticipated problems could result in lengthy interruptions in our service. Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services, non-compliance with certain regulations, substantial remediation costs, and liability for lost or stolen information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Index
Data protection requirements increase our operating costs and a breach in information privacy or other related risks could negatively impact our operations.

We have access to, collect or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. The protection of our customer, associate, supplier, and company data is critical to us. In recent years, there has been increasing regulation, enforcement and litigation activity in the area of privacy, data protection and information security in the United States and in various other countries, with the frequent imposition of new and changing requirements across the many states in which we conduct our business. The California Consumer Privacy Act of 2018 (“CCPA”) and other state privacy acts have imposed and likely will impose additional data protection obligations on companies considered to be doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches. Complying with the CCPA and similar emerging and changing privacy, data protection and information security requirements may cause us to incur substantial costs or compliance risks due to, among other things, system changes and the development of new processes and business initiatives. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, and customer attrition.

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

We depend on a variety of information technology systems for the efficient functioning of our business. We rely on certain hardware, telecommunications and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Various components of our information technology systems, including hardware, networks and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results, and manage our business. We are in compliance with PCI, and compliance with PCI and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with PCI or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition, and results of operations.

If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them. If there are amendments to PCI, the cost of re-compliance could also be substantial and we may suffer loss of critical data and interruptions or delays in our operations as a result. In addition, we may have to upgrade our existing information technology systems from time to time in order for such systems to withstand the increasing needs of our expanding business. Any material interruption experienced by our information technology systems could have a material adverse effect on our business, financial condition, and results of operations. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

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

Changes to accounting rules or regulations could have a material adverse effect on our business, financial condition, and results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations could have a material adverse effect on our business, financial condition, and results of operations.

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

Specifically, the certificate of incorporation provides that, unless we consent in writing in advance to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum, to the fullest extent provided by law, for the following types of actions or proceedings:

•	any derivative action or proceeding brought on behalf of the Company;

•	any action asserting a claim of breach of a fiduciary duty owed by, or any wrongdoing by, any director, officer, or employee of the Company to the Company, or the Company’s stockholders;

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

Application of the choice of forum provision may be limited in some instances by law. Section 27 of the Securities Exchange Act of 1934 (“Exchange Act”) provides for exclusive federal court jurisdiction over Exchange Act claims. Accordingly, to the extent the exclusive forum provision is held to cover a shareholder derivative action asserting claims under the Exchange Act, such claims could not be brought in the Delaware Court of Chancery and would instead be within the jurisdiction of the federal district court for the District of Delaware. Section 22 of the Securities Act of 1933 (“Securities Act”) creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Moreover, our stockholders will not be deemed by operation of our choice of forum provision to have waived our compliance with the federal securities laws and the regulations promulgated thereunder. It is also possible that, notwithstanding the forum selection clause, a court could rule that such a provision is inapplicable or unenforceable, which could adversely impact our results of operations, financial position, and cash flows.

If securities analysts or industry analysts downgrade our shares, publish negative research or reports, or do not publish reports about our business, our share price and trading volume could decline.

The trading market for our common stock is to some extent influenced by the research and reports that industry or securities analysts publish about us, our business, and our industry. If no or few analysts commence coverage of us, the trading price of our stock could decrease. Even if we do obtain analyst coverage, if one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price might decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we might lose visibility in the financial markets, which, in turn, could cause our share price or trading volume to decline.

Future sales of our common stock in the public market could cause the market price of our common stock to decrease significantly.

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or grant of stock options or restricted stock units in the future may cause the market price of our common stock to decrease significantly. As of January 28, 2023, we have an aggregate of 1,485,529 shares of common stock issuable upon exercise of outstanding options and the vesting of restricted stock units under the 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2012 Equity Incentive Plan, the “Equity Plans”) (509,073 of which are fully vested).

The perception that such sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

Index
Our stock price has been and may continue to be volatile.

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly. For example, during the fiscal year ended January 28, 2023, our stock price fluctuated from a high of $72.27 to a low of $37.67. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

We are a holding company and rely on dividends and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet financial obligations and to pay any dividends with respect to our common stock. Legal and contractual restrictions in the Credit Facility (defined below) and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Our business and reputation may be adversely affected by environmental, social and governance matters.

Investor and regulatory focus is intensifying with respect to certain environmental, social and governance (“ESG”) matters. These matters include, among others, efforts and mitigation of the impact of climate change, human rights matters, ethics and compliance with law, diversity, equity and inclusion, and the role of the Board in supervising various sustainability issues. Additionally, in the retail industry, the materials used in the products we sell as well as where we source our products is of particular importance.

In addition, investment in funds that specialize in companies that perform well in ESG assessments are increasingly popular, and major institutional investors and advisors have publicly emphasized the importance of ESG measures to their investment decisions and recommendations. Investors who are focused on ESG matters may seek enhanced disclosures or require implementation of policies that may be adverse to our business, and there can be no assurances that shareholders will not advocate, via proxy contests, media campaigns or other public or private means, for us to take ESG focused actions on an accelerated timeline.

Additionally, there can be no certainty that we will successfully navigate or manage ESG issues or that we will successfully meet investors or others expectations. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation with governments, customers, employees, other third parties and the communities and industries in which we operate, as well as, on our business, share price, financial condition, access to capital, or results of operations.

Index
INDEBTEDNESS AND CAPITALIZATION

Indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, it could have a material adverse effect on our liquidity and our business, financial condition, and results of operations.

The Company’s credit facility (the “Credit Facility”) provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  As of January 28, 2023, we had no outstanding borrowings on the Revolving Credit Facility, with $87.0 million of borrowing availability. We may, from time to time, incur additional indebtedness.

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

•
require us to utilize our cash flows from operations to make payments on indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, development activity, and other general corporate purposes; and

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

Under certain circumstances, our Credit Facility requires us to comply with certain financial covenants regarding our fixed charge coverage ratio. Failure to comply could result in a default and an acceleration of our obligations under the Credit Facility, which could have a material adverse effect on our liquidity and our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities.”

Index
We may be unable to generate sufficient cash flows to satisfy debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flows from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business, financial condition and results of operations could be materially adversely affected. If we cannot generate sufficient cash flows from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity. The terms of future debt agreements, including our Credit Facility, may also restrict us from affecting any of these alternatives. Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity. If we are unable to refinance indebtedness on commercially reasonable terms or at all or to effect any other action relating to indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition, and results of operations.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

We have adopted a share repurchase program under which we are currently authorized to repurchase up to $200.0 million of shares of our common stock through December 2023. While the authorization of the repurchase program has an expiration date, the authorizations are subject to extension or earlier termination by the Board of Directors at any time and we are not obligated to repurchase a specified number or dollar value of shares under our share repurchase program. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value. Also, the amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease the majority of our retail stores, often in second generation sites ranging in size from 23,000 to 50,000 square feet. Our corporate headquarters, located in Harrisburg, PA, is 58,200 square feet and is leased under an agreement that expires in February 2033, with options to renew for three successive five-year periods. Our corporate data center and additional office space is 19,800 square feet.  Our 603,000 square foot distribution center located in York, PA is leased under an agreement that expires in March 2033 with an option to renew for one five-year period. We are in the process of expanding our York, PA distribution center, which will provide an additional 201,000 square feet of distribution capacity and is expected to be completed in the first half of 2023, bringing the total to 804,000 square feet. Our 962,000 square foot distribution center in Commerce, GA is leased under an agreement that expires in April 2024 with options to renew for three successive five-year periods. In 2019, we constructed our 615,000 square foot distribution center in Lancaster, TX. The distribution center became fully operational during the first quarter of 2020. As of January 28, 2023, there were 468 Ollie’s Bargain Outlet locations across 29 contiguous states in the eastern half of the United States.

We maintain a focused and disciplined approach to entering into lease arrangements. All leases are approved by our real estate committee, which is comprised of senior management and executive officers. Our leases generally have an initial term of approximately seven years with options to renew for three to five successive five-year periods and generally require us to pay a proportionate share of real estate taxes, insurance, and common area or other charges.

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

	2022
	High	Low
First Quarter	$55.22	$37.67
Second Quarter	$72.27	$40.40
Third Quarter	$67.99	$48.95
Fourth Quarter	$62.82	$44.72

	2021
	High	Low
First Quarter	$98.58	$80.64
Second Quarter	$95.43	$75.75
Third Quarter	$94.68	$57.86
Fourth Quarter	$75.27	$42.40

As of January 28, 2023, we had approximately 410 stockholders of record.

Index
Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between February 3, 2018 and January 28, 2023 to the cumulative return of (i) the NASDAQ Composite Total Return index and (ii) the NASDAQ US Benchmark Retail Index over the same period.  This graph assumes an initial investment of $100 on February 3, 2018 in our common stock, the NASDAQ Composite Total Return index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any.  Such returns are based on historical results and are not intended to suggest future performance.

	2/3/18	2/2/19	2/1/20	1/30/21	1/29/22	1/28/23
Ollie’s Bargain Outlet Holdings, Inc.	100.00	147.63	98.68	176.24	83.59	100.41
NASDAQ Composite Total Return Index	100.00	105.13	125.66	220.65	133.57	104.14
NASDAQ US Benchmark Retail Index	100.00	103.67	121.86	167.27	173.85	146.91

Index
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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended January 28, 2023 is as follows:
Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
October 30, 2022 through November 26, 2022	—	—	—	$150,073,460
November 27, 2022 through December 31, 2022	110,047	$46.35	110,047	$144,972,492
January 1, 2023 through January 28, 2023	135,281	$50.53	135,281	$138,196,532
Total	245,328		245,328

(1) Consists of shares repurchased under the publicly announced share repurchase program.

(2) Includes commissions for the shares repurchased under the share repurchase program.

(3) On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock.  This initial tranche expired on March 26, 2021.  The Board authorized the repurchase of another $100.0 million of the Company’s common stock on December 15, 2020 and a $100.0 million increase on March 16, 2021, resulting in $200.0 million approved for share repurchases through January 13, 2023.  On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023.  Shares to be repurchased are subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of January 28, 2023, the Company had approximately $138.2 million remaining under its share repurchase program.  For further discussion on the share repurchase program, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer January 31 of the following year. References to “2022” refer to the fiscal year ended January 28, 2023 and references to“2021” refer to the fiscal year ended January 29, 2022.  2022 and 2021 each consisted of 52 weeks.  References to “2023” refer to the 53-week fiscal year ending February 3, 2024.

Overview

Ollie’s is a highly differentiated and fast-growing, extreme value retailer of brand name merchandise at drastically reduced prices.  Known for our assortment of “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys, and electronics.  Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong store performance as evidenced by our store base expansion from 303 stores to 468 stores and net sales growth from $1.241 billion to $1.827 billion from 2018 to 2022 and average annual net sales per store of $4.3 million for the five-year period.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing, and infrastructure to expand into new markets in contiguous states.  We have expanded to 468 stores located in 29 states as of January 28, 2023.

Our stores are supported by three distribution centers, one each in York, PA, Commerce, GA, and Lancaster, TX. We are in the process of expanding our York, PA distribution center, which will provide an additional 201,000 square feet of distribution capacity and is expected to be completed in the first half of 2023. On October 17, 2022, the Company entered into a purchase agreement to acquire a parcel of land in Princeton, IL for the construction of its fourth distribution center. The purchase agreement is subject to customary post-execution, pre-closing activities with an anticipated closing date in the first quarter of fiscal 2023. With the expansion of our York, PA distribution center and the addition of our fourth distribution center, we believe our distribution capabilities will support over 700 stores.

We have invested in our associates, infrastructure, distribution network, and information systems to allow us to continue to rapidly grow our store footprint, including:

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

We have a proven portable, flexible, and highly profitable store model that has produced consistent financial results and returns.  Our new store model targets a store size between 20,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million, which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses.  We target new store sales of approximately $4.0 million in their first full year of operations.

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, contributing to the growth in net sales and profitability of our business. From 2018 to 2022, net sales grew at a CAGR of 10.2%.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general, and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

We opened 40 new stores in 2022.  We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are approximately seven years with options to renew for three to five successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

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

Index
Gross Profit and Gross Margin

Gross profit is equal to our net sales less our cost of sales.  Cost of sales includes merchandise costs, inventory markdowns, shrinkage and transportation, distribution, and warehousing costs, including depreciation and amortization. Gross margin is gross profit as a percentage of our net sales. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit.

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

Operating Income

Operating income is gross profit less SG&A, depreciation and amortization, and pre-opening expenses.  Operating income excludes net interest income or expense, and income tax expense.  We use operating income as an indicator of the productivity of our business and our ability to manage expenses.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are key metrics used by management and our Board to assess our financial performance.  EBITDA and Adjusted EBITDA are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry.  We use Adjusted EBITDA to supplement U.S. Generally Accepted Accounting Principles (“GAAP”) measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, to evaluate our performance in connection with compensation decisions and to compare our performance against that of other peer companies using similar measures.  Management believes it is useful to investors and analysts to evaluate these non-GAAP measures on the same basis as management uses to evaluate the Company’s operating results.  We believe that excluding items from operating income, net income, and net income per diluted share that may not be indicative of, or are unrelated to, our core operating results, and that may vary in frequency or magnitude, enhances the comparability of our results and provides a better baseline for analyzing trends in our business.

We define EBITDA as net income before net interest income or expense, depreciation and amortization expenses, and income taxes. Adjusted EBITDA represents EBITDA as further adjusted for non-cash stock-based compensation expense and gains on insurance settlements.  EBITDA and Adjusted EBITDA are non-GAAP measures and may not be comparable to similar measures reported by other companies.  EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. In the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.  For further discussion of EBITDA and Adjusted EBITDA and for reconciliations of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA, see “Results of Operations.”

Index
Results of Operations

This section includes comparisons of certain 2022 financial information to the same information for 2021.  Year-to-year comparisons of the 2021 financial information to the same information for fiscal 2020, the 52-week period ended January 29, 2021 (“2020”), are contained in Item 7 of our Form 10-K for 2021 filed with the SEC on March 25, 2022 and available through the SEC’s website at  https://www.sec.gov/edgar/searchedgar/companysearch.html.

The following tables summarize key components of our results of operations for 2022 and 2021, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for 2022 and 2021 from our consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	2022	2021
	(dollars in thousands)

Net sales	$1,827,009	$1,752,995
Cost of sales	1,170,915	1,071,749
Gross profit	656,094	681,246
Selling, general and administrative expenses	490,569	447,615
Depreciation and amortization expenses	22,907	19,364
Pre-opening expenses	11,700	9,675
Operating income	130,918	204,592
Interest expense (income), net	(2,965)	209
Income before income taxes	133,883	204,383
Income tax expense	31,093	46,928
Net income	$102,790	$157,455
Percentage of net sales(1):
Net sales	100.0%	100.0%
Cost of sales	64.1	61.1
Gross profit	35.9	38.9
Selling, general and administrative expenses	26.9	25.5
Depreciation and amortization expenses	1.3	1.1
Pre-opening expenses	0.6	0.6
Operating income	7.2	11.7
Interest expense (income), net	(0.2)	-
Income before income taxes	7.3	11.7
Income tax expense	1.7	2.7
Net income	5.6%	9.0%
Select operating data:
Number of new stores	40	46
Number of store closings	(3)	(3)
Number of stores open at end of period	468	431
Average net sales per store (2)	$4,043	$4,254
Comparable stores sales change	(3.0)%	(11.1)%

(1)  Components may not add to totals due to rounding.

(2)   Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	2022	2021
	(dollars in thousands)
Net income	$102,790	$157,455
Interest expense (income), net	(2,965)	209
Depreciation and amortization expenses (1)	28,903	25,114
Income tax expense	31,093	46,928
EBITDA	159,821	229,706
Gains from insurance settlements	(897)	(416)
Non-cash stock-based compensation expense	9,951	8,042
Adjusted EBITDA	$168,875	$237,332

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.

2022 Compared with 2021

Net Sales

Net sales increased to $1.827 billion in 2022 from $1.753 billion in 2021, an increase of $74.0 million, or 4.2%.  The increase was the result of a non-comparable store sales increase of $124.1 million, partially offset by a comparable store sales decrease of $50.1 million.  The increase in non-comparable store sales was driven by sales from new stores that have not been open for a full 15 months during 2022.

Comparable store sales decreased 3.0% in 2022 compared with 11.1% in 2021.  The decrease in comparable store sales consisted of a decrease in the number of transactions partially offset by an increase in average transaction size.

Gross Profit and Gross Margin

Gross profit decreased to $656.1 million in 2022 from $681.2 million in 2021, a decrease of $25.1 million, or 3.7%.  Gross margin decreased 300 basis points to 35.9% in 2022 from 38.9% in 2021.  The decrease in gross margin in fiscal 2022 is due to increased supply chain costs, primarily the result of higher import and trucking costs and, to a lesser extent, higher wage rates in the Company’s distribution centers.

Selling, General and Administrative Expenses

SG&A increased to $490.6 million in 2022 from $447.6 million in 2021, an increase of $43.0 million, or 9.6%.  The dollar increase in SG&A was primarily driven by higher selling expenses associated with a net increase of 37 stores, partially offset by tight expense controls throughout the organization.  As a percentage of net sales, SG&A increased 140 basis points to 26.9% in 2022 from 25.5% in 2021. This increase was primarily driven by higher selling expenses associated with our new store unit growth, as well as investments in wages and higher utility costs, partially offset by tight expense controls throughout the organization.

Included in SG&A in 2022 and 2021 is $0.9 million and $0.4 million, respectively, of income related to gains from insurance settlements.  Excluding the gains in both years, SG&A increased 130 basis points as a percentage of net sales in 2022.

Index
Depreciation and Amortization Expenses

Depreciation and amortization expenses increased to $22.9 million in 2022 from $19.4 million in 2021, an increase of $3.5 million, or 18.0%, the result of the increased asset base due to new store growth.

Pre-Opening Expenses

Pre-opening expenses increased to $11.7 million in 2022 from $9.7 million in 2021, an increase of $2.0 million, or 20.6%. The increase is primarily due to higher costs and the timing of store openings.  We opened 40 new stores and closed three stores in 2022 compared with having opened 46 new stores and closed three stores in 2021. As a percentage of net sales, pre-opening expenses were 0.6% in both 2022 and 2021.

Interest (Income)Expense, Net

Net interest income was $3.0 million in 2022 compared with net interest expense of $0.2 million in 2021. Due to favorable interest rates and higher average cash balance in 2022.

Income Tax Expense

Income tax expense decreased to $31.1 million in 2022 from $46.9 million in 2021, a decrease of $15.8 million, or 33.7%.  The effective tax rates for 2022 and 2021 were 23.2% and 23.0%, respectively.  The variance in the effective tax rates between the periods was primarily due to a decrease in the overall state tax rate, offset by a decrease in excess tax benefits related to stock-based compensation.  Discrete tax benefits totaled $0.3 million and $4.2 million in 2022 and 2021, respectively. For further information, see Note 8 under “Notes to Consolidated Financial Statements.”

Net Income

As a result of the foregoing, net income decreased to $102.8 million in 2022 from $157.5 million in 2021, a decrease of $54.7 million, or 34.7%.

Adjusted EBITDA

Adjusted EBITDA decreased to $168.9 million in 2022 from $237.3 million in 2021, a decrease of $68.4 million, or 28.8%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  As of January 28, 2023, we had $270.8 million of cash and cash equivalents and short-term investments on hand and $87.0 million available to borrow under our Revolving Credit Facility.

Our primary cash needs are for capital expenditures and working capital.  Additionally, we have made and may continue to make discretionary share repurchases (see ‘Share Repurchase Program’ below for further discussion).

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $51.7 million and $35.0 million for capital expenditures in 2022 and 2021, respectively.  We opened 40 new stores and closed three stores, two in connection with relocations during 2022.

Index
Capital expenditures in 2023 are planned to be approximately $125 million, primarily for the construction of our fourth distribution center and the expansion of the Company’s York, PA distribution center, as well as the opening of 45 new stores, store-level initiatives at our existing stores, as well as general corporate capital expenditures, including information technology.   Once complete, the 201,000 square foot expansion of our York, PA distribution center, will provide us the capacity for an additional 50 stores upon completion.  We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

Our primary working capital requirements are for the purchase of merchandise inventories, payroll, store rent associated with our operating leases, other store operating costs, distribution costs, and general and administrative costs.  Our working capital requirements fluctuate during the year, rising in our third fiscal quarter as we increase quantities of inventory in anticipation of our peak holiday sales season in our fourth fiscal quarter.  Fluctuations in working capital are also driven by the timing of new store openings.

Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with cash flows from operations.

A financial instrument which potentially subjects the Company to a concentration of credit risk is cash. Ollie’s currently maintains its day-to-day operating cash balances with major financial institutions. The Company’s operating cash balances are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From time to time, Ollie’s invests temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although the Company maintains balances which exceed the FDIC insured limit, it has not experienced any losses related to these balances.

We believe our cash and cash equivalents and short-term investments position, net cash provided by operating activities and availability under our Revolving Credit Facility will be adequate to finance our planned capital expenditures, working capital requirements, debt service, and other financing activities over the next 12 months.  If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, we will be required to obtain additional equity or debt financing in the future.  There can be no assurance equity or debt financing will be available to us when needed or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program, resulting in $200.0 million approved for share repurchases through January 13, 2023.  On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.

During 2022, we repurchased 848,133 shares of our common stock for $41.8 million, inclusive of transaction costs, pursuant to our share repurchase program, and during 2021, we repurchased 3,113,981 shares of our common stock for $220.0 million, inclusive of transaction costs.  These expenditures were funded by cash generated from operations.  As of January 28, 2023, we had approximately $138.2 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	2022	2021
	(in thousands)
Net cash provided by operating activities	$114,346	$45,033
Net cash used in investing activities	(111,454)	(31,830)
Net cash used in financing activities	(39,273)	(213,352)

Net decrease in cash and cash equivalents	$(36,381)	$(200,149)

Cash Provided by Operating Activities

Net cash provided by operating activities in 2022 totaled $114.3 million compared with $45.0 million in 2021.  The increase in net cash provided by operating activities in 2022 was primarily due to decreased working capital needs, largely due to a substantial increase in capitalized costs in inventory, as well as the timing of inventory receipts and payments, partially offset a decrease in net income year over year.

Cash Used in Investing Activities

Net cash used in investing activities totaled $111.5 million in 2022 compared with $31.8 million in 2021.  The increase in cash used in investing activities is primarily due to purchases of short-term investments of $60.2 million in addition to an increase in cash used for capital expenditures in the current year.

Cash Used in Financing Activities

Net cash used in financing activities totaled $39.3 million in 2022 compared with $213.4 million in 2021.  The change in cash outflow in 2022 is primarily due to $41.8 million paid for the repurchase of the Company’s shares in fiscal 2022 as compared to share repurchases of $220.0 million in fiscal 2021.

Credit Facilities

The Company’s credit facility (the “Credit Facility”) provides for a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”), which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans.  The loans under the Revolving Credit Facility mature on May 22, 2024.  In addition, we may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility.

As a result of the anticipated discontinuation of LIBOR in 2023, on January 24, 2023, we amended our Credit Facility to replace the LIBOR-based interest rates included therein with SOFR-based interest rates and to modify the provisions for determining an alternative rate of interest upon the occurrence of certain events relating to the availability of interest rate benchmarks. The interest rates for the Credit Facility are calculated as follows: for ABR Loans, the highest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% and Term SOFR with a term of one-month in effect on such day plus the SOFR Spread Adjustment plus 1.0%, plus the Applicable Margin, or, for SOFR Loans, the SOFR Loan Rate plus the Applicable Margin plus the SOFR Spread Adjustment. The Applicable Margin will vary from 0.00% to 0.50% for an ABR Loan and 1.00% to 1.50% for a SOFR Loan, based on availability under the Credit Facility. The SOFR Loan Rate is subject to a 0% floor.

Under the terms of the Revolving Credit Facility, as of January 28, 2023, we could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $100.0 million.

Index
As of January 28, 2023, we had no outstanding borrowings under the Revolving Credit Facility, with $87.0 million of borrowing availability, outstanding letters of credit commitments of $12.8 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. We incurred unused line fees of $0.1 million in each of 2022 and 2021.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which we must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  We were in compliance with all terms of the Credit Facility during 2022.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on our consolidated balance sheet as of January 28, 2023 from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The following table summarizes our material cash requirements over the next several periods from known contractual obligations, including contractual lease obligations:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Operating leases (1)	$94,286	$161,696	$118,844	$116,575	$491,401
Finance leases	684	525	-	-	1,209
Purchase obligations (2)	4,300	-	-	-	4,300
Total	$99,270	$162,221	$118,844	$116,575	$496,910

(1)	Operating lease payments exclude $45.5 million of legally binding minimum lease payments for leases signed, but not yet commenced.

(2)
Purchase obligations represent $3.0 million associated with a construction agreement for the expansion of our York, PA distribution center (entered into on March 7, 2022) and $1.3 million associated with the purchase agreement for the purchase of a parcel of land in Princeton, IL for our fourth distribution center (fully executed on October 17, 2022).

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

We have not made any material changes in the methodology used to recognize permanent markdowns or inventory shrinkage in the financial periods presented nor do we anticipate material changes in assumptions we use for permanent markdowns or shrinkage.  As previously stated, however, if our actual experience does not accurately reflect our assumptions and forecasts, we may be exposed to losses or gains that could be material.  We believe a 10% change in our assumptions as of January 28, 2023 would have impacted net income by approximately $0.8 million in 2022.

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

For 2022 and 2021, we completed an impairment test of our goodwill and determined that no impairment of goodwill existed.  Similarly, for 2022 and 2021, we completed an impairment test of our tradename and determined that no impairment of the asset existed.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facility, which carries variable interest rates.  As of January 28, 2023, our Credit Facility consisted solely of a Revolving Credit Facility with advances tied to a borrowing base.  Because our Credit Facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of January 28, 2023, we had no outstanding variable rate debt under our Revolving Credit Facility.  We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2023, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of excess inventories

As discussed in Note 1(h) to the consolidated financial statements, the Company utilizes the retail inventory method. The retail inventory method involves the use of judgments and estimates, such as the timing of permanent markdowns, to account for excess inventory that may impact the valuation of ending inventory. Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise and customer preferences. As of January 28, 2023, the Company’s inventory balance was $470.5 million.

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

Harrisburg, Pennsylvania
March 24, 2023

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal year ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Net sales	$1,827,009	$1,752,995	$1,808,821
Cost of sales	1,170,915	1,071,749	1,085,455
Gross profit	656,094	681,246	723,366
Selling, general, and administrative expenses	490,569	447,615	418,889
Depreciation and amortization expenses	22,907	19,364	16,705
Pre-opening expenses	11,700	9,675	10,272
Operating income	130,918	204,592	277,500
Interest (income) expense, net	(2,965)	209	(278)
Income before income taxes	133,883	204,383	277,778
Income tax expense	31,093	46,928	35,082
Net income	$102,790	$157,455	$242,696
Earnings per common share:
Basic	$1.64	$2.44	$3.75
Diluted	$1.64	$2.43	$3.68
Weighted average common shares outstanding:
Basic	62,495	64,447	64,748
Diluted	62,704	64,878	65,873

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 28,	January 29,
Assets	2023	2022
Current assets:
Cash and cash equivalents	$210,596	$246,977
Short-term investments	60,165	-
Inventories	470,534	467,306
Accounts receivable	2,374	1,372
Prepaid expenses and other assets	10,627	11,173
Total current assets	754,296	726,828
Property and equipment, net	175,947	147,164
Operating lease right-of-use assets	436,326	420,568
Goodwill	444,850	444,850
Trade name	230,559	230,559
Other assets	2,118	2,203
Total assets	$2,044,096	$1,972,172
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$430	$332
Accounts payable	90,204	106,599
Income taxes payable	3,056	2,556
Current portion of operating lease liabilities	88,636	75,535
Accrued expenses and other	76,959	78,246
Total current liabilities	259,285	263,268
Revolving credit facility	-	-
Long-term debt	858	719
Deferred income taxes	70,632	66,179
Long-term operating lease liabilities	351,251	354,293
Other long-term liabilities	1	3
Total liabilities	682,027	684,462
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,672 and 66,516 shares issued, respectively	67	67
Additional paid-in capital	677,694	664,293
Retained earnings	986,512	883,722
Treasury - common stock, at cost; 4,664 and 3,816 shares, respectively	(302,204)	(260,372)
Total stockholders’ equity	1,362,069	1,287,710
Total liabilities and stockholders’ equity	$2,044,096	$1,972,172

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance as of February 1, 2020	63,712	64	(698)	(40,100)	615,350	483,571	1,058,885
Stock-based compensation expense	-	-	-	-	6,501	-	6,501
Proceeds from stock options exercised	2,403	2	-	-	28,059	-	28,061
Vesting of restricted stock	69	-	-	-	-	-	-
Common shares withheld for taxes	(19)	-	-	-	(961)	-	(961)
Shares repurchased	-	-	(4)	(301)	-	-	(301)
Net income	-	-	-	-	-	242,696	242,696
Balance as of January 30, 2021	66,165	66	(702)	(40,401)	648,949	726,267	1,334,881
Stock-based compensation expense	-	-	-	-	8,042	-	8,042
Proceeds from stock options exercised	305	1	-	-	8,634	-	8,635
Vesting of restricted stock	62	-	-	-	-	-	-
Common shares withheld for taxes	(16)	-	-	-	(1,332)	-	(1,332)
Shares repurchased	-	-	(3,114)	(219,971)	-	-	(219,971)
Net income	-	-	-	-	-	157,455	157,455
Balance as of January 29, 2022	66,516	67	(3,816)	(260,372)	664,293	883,722	1,287,710
Stock-based compensation expense	-	-	-	-	9,951	-	9,951
Proceeds from stock options exercised	119	-	-	-	4,032	-	4,032
Vesting of restricted stock	50	-	-	-	-	-	-
Common shares withheld for taxes	(13)	-	-	-	(582)	-	(582)
Shares repurchased	-	-	(848)	(41,832)	-	-	(41,832)
Net income	-	-	-	-	-	102,790	102,790
Balance as of January 28, 2023	66,672	$67	(4,664)	$(302,204)	$677,694	$986,512	$1,362,069

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$102,790	$157,455	$242,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,689	24,894	22,465
Amortization of debt issuance costs	256	256	256
Gain on sale of assets	(325)	(213)	(2)
Deferred income tax provision	4,453	1,115	5,663
Stock-based compensation expense	9,951	8,042	6,501
Changes in operating assets and liabilities:
Inventories	(3,228)	(113,602)	(18,523)
Accounts receivable	(1,002)	(751)	2,219
Prepaid expenses and other assets	375	(3,895)	(1,849)
Accounts payable	(20,379)	(11,116)	55,574
Income taxes payable	500	(8,404)	7,054
Accrued expenses and other liabilities	(7,734)	(8,748)	39,200
Net cash provided by operating activities	114,346	45,033	361,254
Cash Flows from Investing Activities:
Purchases of property and equipment	(51,667)	(34,989)	(30,525)
Proceeds from sale of property and equipment	378	3,159	122
Purchases of short-term investments	(60,165)	-	-
Purchase of intangible asset	-	-	(45)
Net cash used in investing activities	(111,454)	(31,830)	(30,448)
Cash Flows from Financing Activities:
Repayments on finance leases	(891)	(684)	(429)
Proceeds from stock option exercises	4,032	8,635	28,061
Common shares withheld for taxes	(582)	(1,332)	(961)
Payment for shares repurchased	(41,832)	(219,971)	(301)
Net cash (used in) provided by financing activities	(39,273)	(213,352)	26,370
Net (decrease) increase in cash and cash equivalents	(36,381)	(200,149)	357,176
Cash and cash equivalents, beginning of the period	246,977	447,126	89,950
Cash and cash equivalents, end of the period	$210,596	$246,977	$447,126
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$343	$358	$324
Income taxes	$26,566	$54,690	$22,047
Non-cash investing activities:
Accrued purchases of property and equipment	$7,918	$3,189	$2,636

See accompanying notes to the consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referred to as the “Company” or “Ollie’s”) principally buys overproduced, overstocked and closeout merchandise from manufacturers, wholesalers, distributors, brokers, and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide consistently value-priced goods in select key merchandise categories.

Since its first store opened in 1982, the Company has grown to 468 retail locations in 29 states as of January 28, 2023. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the fiscal year ended January 28, 2023 refer to the 52-week period from January 30, 2022 to January 28, 2023 (“2022”). References to the fiscal year ended January 29, 2022 refer to the 52-week period from January 31, 2021 to January 29, 2022 (“2021”).  References to the fiscal year ended January 30, 2021 refer to the 52-week period from February 2, 2020 to January 30, 2021 (“2020”).

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(e)	Cash, Cash Equivalents, and Short-term Investments

The Company considers cash on hand in stores, bank deposits, credit card receivables, and all highly liquid investments such as money market funds, treasury bonds and municipal bonds with remaining maturities of three months or less at the date of acquisition to be cash and cash equivalents. Investments with maturities greater than three months, but less than 1 year at the date of acquisition are classified as short-term investments. Amounts receivable from credit card issuers are typically converted to cash within one to two business days of the original sales transaction.

(f)	Fair Value Disclosures

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

●	Level 3 inputs are unobservable, developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

Ollie’s financial instruments consist of cash and cash equivalents, investment securities, accounts receivable, accounts payable and the Company’s credit facilities. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable are representative of their respective fair value because of their short-term nature. The carrying amount of the Company’s credit facilities approximates its fair value because the interest rates are adjusted regularly based on current market conditions. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in treasury bonds are Level 1 while the investments in municipal bonds are Level 2. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

As of January 28, 2023, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$55,274	$-	$(83)	$55,191
Municipal bonds	4,891	-	(8)	4,883
Total	$60,165	$-	$(91)	$60,074

Investment securities as of January 28, 2023 all mature in one year or less.

(g)	Concentration of Credit Risk

A financial instrument which potentially subjects the Company to a concentration of credit risk is cash. Ollie’s currently maintains its day‑to‑day operating cash balances with major financial institutions. The Company’s operating cash balances are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. From time to time, Ollie’s invests temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although the Company maintains balances which exceed the FDIC insured limit, it has not experienced any losses related to these balances.

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

Factors considered in the determination of permanent markdowns include inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise, and customer preferences. Pursuant to the retail inventory method, permanent markdowns result in the devaluation of inventory and the resulting gross profit reduction is recognized in the period in which the markdown is recorded.

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

The useful lives for the purpose of computing depreciation and amortization are as follows:

Software	3 years
Automobiles	2 - 5 years
Computer equipment	5 years
Furniture, fixtures, and equipment	7 - 10 years
Buildings	40 years
Leasehold improvements	Lesser of lease term or useful life

(j)	Goodwill/Intangible Assets

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

For 2022, 2021 and 2020, the Company completed an impairment test of its goodwill and determined that no impairment of goodwill existed.

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

For 2022, 2021 and 2020, the Company completed an impairment test of its tradename and determined that no impairment of the asset existed.

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

(n)	Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) are comprised of payroll and benefits for stores, field support, and support center associates.  SG&A also include marketing and advertising expense, occupancy costs for stores and the store support center, insurance, corporate infrastructure, and other general expenses.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(o)	Advertising Costs

Advertising costs primarily consist of newspaper circulars, email campaigns, media broadcasts and prominent advertising at professional and collegiate sporting events and are generally expensed the first time the advertising occurs. Advertising expense for 2022, 2021 and 2020 was $62.4 million, $52.2 million and $41.4 million, respectively.

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

The Company recognizes operating lease assets and liabilities at the lease commencement date in accordance with ASC 842, Leases (Topic 842).  Operating lease liabilities represent the present value of lease payments not yet paid.  Operating lease assets represent the Company’s right to use an underlying asset for the lease term.  The Company’s lessors do not provide an implicit rate, nor is one readily available, therefore the Company uses its incremental borrowing rate based on the portfolio approach, which applies one rate to leases within a given period. The incremental borrowing rate is used to discount future cash flows and is an estimate which is determined by an analysis of the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and current market conditions.

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

(r)	Self‑Insurance Liabilities

Under a number of the Company’s insurance programs, which include the Company’s employee health insurance program, its workers’ compensation and general liability insurance programs, the Company is liable for a portion of its losses. The Company estimates the accrued liabilities for its self-insurance programs using historical claims experience and loss reserves. To limit the Company’s exposure to losses, a stop‑loss coverage is maintained through third‑party insurers.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(s)	Income Taxes

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

(t)	Earnings per Common Share

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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Fiscal year ended
	January 28,	January 29,	January 30,
	2023	2022	2021

Weighted average number of common shares outstanding – Basic	62,495	64,447	64,748
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	209	431	1,125
Weighted average number of common shares outstanding – Diluted	62,704	64,878	65,873

The effect of the weighted average assumed exercise of stock options outstanding totaling 858,413, 425,718, and 322,238 as of January 28, 2023, January 29, 2022, and January 30, 2021, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 39,342, 22,546, and 12,047 as of January 28, 2023, January 29, 2022, and January 30, 2021, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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

	Fiscal year ended
	January 28,	January 29,	January 30,
	2023	2022	2021
		(in thousands)
Beginning balance	$7,782	$8,113	$8,254
Revenue deferred	14,446	15,290	17,813
Revenue recognized	(14,098)	(15,621)	(17,954)
Ending balance	$8,130	$7,782	$8,113

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

	Fiscal year ended
	January 28,	January 29,	January 30,
	2023	2022	2021
		(in thousands)
Beginning balance	$2,291	$1,902	$1,679
Gift card issuances	4,948	5,433	4,906
Gift card redemption and breakage	(4,712)	(5,044)	(4,683)
Ending balance	$2,527	$2,291	$1,902

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Sales return allowance is recorded on a gross basis on the consolidated balance sheets as a refund liability and an asset for recovery.  The allowance for estimated retail merchandise returns is based on prior experience. The following table provides a reconciliation of the activity related to the Company’s sales returns allowance:

	Fiscal year ended
	January 28,	January 29,	January 30,
	2023	2022	2021
		(in thousands)
Beginning balance	$1,101	$1,060	$1,060
Provisions	56,989	54,475	52,472
Sales returns	(56,920)	(54,434)	(52,472)
Ending balance	$1,170	$1,101	$1,060

(3)	Property and Equipment

Property and equipment consists of the following:

	January 28, 2023	January 29, 2022
	(in thousands)
Land	$7,942	$7,942
Buildings	34,608	34,608
Furniture, fixtures and equipment	224,999	184,050
Leasehold improvements	55,945	40,858
Automobiles	2,839	2,338
	326,333	269,796
Less: Accumulated depreciation and amortization	(150,386)	(122,632)
	$175,947	$147,164

Depreciation and amortization expense of property and equipment was $28.7 million, $24.9 million, and $22.5 million in 2022, 2021, and 2020, respectively, of which $22.9 million, $19.4 million, and $16.7 million is included in the depreciation and amortization expenses in 2022, 2021, and 2020, respectively, on the consolidated statements of income.  The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

(4)	Leases

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

Ollie’s generally leases its stores, offices, and distribution facilities under operating leases that expire at various dates through 2035.  These leases generally provide for fixed annual rentals.  A majority of the Company’s leases also require a payment for all or a portion of common-area maintenance, insurance, real estate taxes, water and sewer costs, and repairs, on a fixed or variable payment basis, the cost of which, for leases existing as of the adoption of ASC 842, is charged to the related expense category rather than being accounted for as rent expense.  For leases entered into after the adoption of ASC 842, the Company accounts for lease components together with non-lease components as a single component for all classes of underlying assets.  Most of the leases contain options to renew for three to five successive five-year periods.  The Company is generally not reasonably certain to exercise renewal options; therefore, the options are not considered in determining the lease term, and associated potential option payments are excluded from the lease payments.  Ollie’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Store and office lease costs are classified in SG&A and distribution center lease costs are classified in cost of sales on the consolidated statements of income.

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of January 28, 2023:

January 28,
2023
(in thousands)
2023	$94,286
2024	89,568
2025	72,128
2026	65,433
2027	53,411
Thereafter	116,575
Total undiscounted lease payments (1)	491,401
Less: Imputed interest	(51,514)
Total lease obligations	439,887
Less: Current obligations under leases	(88,636)
Long-term lease obligations	$351,251

(1)	Lease obligations exclude $45.5 million of minimum lease payments for leases signed, but not commenced.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(dollars in thousands)
Cash paid for operating leases	$94,909	$85,923	$70,829
Operating lease cost	95,176	86,516	77,843
Variable lease cost	10,512	7,848	5,494
Non-cash right-of-use assets obtained in exchange for lease obligations	54,705	59,696	63,670
Weighted-average remaining lease term	6.4 years	6.6 years	6.7 years
Weighted-average discount rate	3.4%	3.4%	4.1%

(5)	Commitments and Contingencies

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

(6)	Accrued Expenses

Accrued expenses consist of the following:

	January 28, 2023	January 29, 2022
	(in thousands)
Compensation and benefits	$14,751	$19,270
Deferred revenue	10,657	10,073
Insurance	9,141	9,626
Advertising	6,582	8,531
Sales and use taxes	6,567	5,968
Real estate related	6,283	7,234
Freight	2,641	2,073
Other	20,337	15,471
	$76,959	$78,246

(7)	Debt Obligations and Financing Arrangements

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a result of the anticipated discontinuation of LIBOR in 2023, on January 24, 2023, the Company amended its Credit Facility to replace the LIBOR-based interest rates included therein with SOFR-based interest rates and to modify the provisions for determining an alternative rate of interest upon the occurrence of certain events relating to the availability of interest rate benchmarks. The interest rates for the Credit Facility are calculated as follows: for ABR Loans, the highest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% and Term SOFR with a term of one-month in effect on such day plus the SOFR Spread Adjustment plus 1.0%, plus the Applicable Margin, or, for SOFR Loans, the SOFR Loan Rate plus the Applicable Margin plus the SOFR Spread Adjustment. The Applicable Margin will vary from 0.00% to 0.50% for an ABR Loan and 1.00% to 1.50% for a SOFR Loan, based on availability under the Credit Facility. The SOFR Loan Rate is subject to a 0% floor.

Under the terms of the Revolving Credit Facility, as of January 28, 2023, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of January 28, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, with $87.0 million of borrowing availability, outstanding letters of credit commitments of $12.8 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. The Company incurred unused line fees of $0.1 million in each of the years ended 2022, 2021 and 2020.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  The Company was in compliance with all terms of the Credit Facility during 2022.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 28, 2023, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The components of income tax provision (benefit) are as follows:

	Fiscal year ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Current:
Federal	$20,541	$35,657	$22,045
State	6,099	10,156	7,374
	26,640	45,813	29,419
Deferred:
Federal	5,588	802	5,866
State	(1,135)	313	(203)
	4,453	1,115	5,663
Income tax expense	$31,093	$46,928	$35,082

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal year ended
	January 28, 2023	January 29, 2022	January 30, 2021
Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.9	4.1	2.0
Excess tax benefits related to stock-based compensation	(0.2)	(1.7)	(10.2)
Other	(0.5)	(0.4)	(0.2)
	23.2%	23.0%	12.6%

Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows :

	January 28, 2023	January 29, 2022
	(in thousands)
Deferred tax assets:
Inventory reserves	$732	$990
Lease liability	110,100	110,465
Stock-based compensation	4,448	3,446
Deferred revenue	2,034	1,999
Other	3,370	5,450
Total deferred tax assets	120,684	122,350
Deferred tax liabilities:
Tradename	(57,664)	(59,214)
Depreciation	(24,485)	(21,245)
Operating lease right-of-use assets	(109,167)	(108,070)
Total deferred tax liabilities	(191,316)	(188,529)
Net deferred tax liabilities	$(70,632)	$(66,179)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of January 28, 2023 and January 29, 2022.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of January 28, 2023 or January 29, 2022, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for 2022, 2021 or 2020.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants.  The 2015 Plan allows for the issuance of up to 5,250,000 shares.  Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board.  The Company uses authorized and unissued shares to satisfy share award exercises. As of January 28, 2023, there were 2,225,974 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant.  The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for 2020, 2021 and 2022:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands, except share and per share amounts)
Outstanding at February 1, 2020	3,228,692	$19.83
Granted	517,995	42.25
Forfeited	(99,288)	51.39
Exercised	(2,403,164)	11.68
Outstanding at January 30, 2021	1,244,235	42.39
Granted	298,990	84.48
Forfeited	(129,233)	61.98
Exercised	(304,677)	28.34
Outstanding at January 29, 2022	1,109,315	55.30
Granted	328,938	43.97
Forfeited	(110,295)	59.60
Exercised	(118,707)	33.97
Outstanding at January 28, 2023	1,209,251	53.92	7.1	$11,255
Exercisable at January 28, 2023	509,073	51.00	5.6	$6,148

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During 2020, the estate of a former executive of the Company exercised 1.9 million vested stock options and the Company received $17.1 million in proceeds. The intrinsic value of stock options exercised for 2022, 2021 and 2020 was $3.5 million, $17.0 million and $145.3 million, respectively.

The weighted average grant date fair value per option for options granted during 2022, 2021 and 2020 was $20.62, $33.38, and $13.27, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Risk-free interest rate	2.63%	1.33%	0.76%
Expected dividend yield	—	—	—
Expected life (years)	6.25 years	6.25 years	6.25 years
Expected volatility	44.40%	38.39%	30.52%

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

A summary of the Company’s RSU activity and related information for 2020, 2021 and 2022 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Nonvested balance at February 1, 2020	177,546	$48.78
Granted	64,771	43.30
Forfeited	(24,917)	51.61
Vested	(68,562)	34.99
Nonvested balance at January 30, 2021	148,838	52.28
Granted	59,195	83.18
Forfeited	(19,887)	62.27
Vested	(62,663)	44.51
Nonvested balance at January 29, 2022	125,483	69.15
Granted	235,754	44.04
Forfeited	(35,457)	51.49
Vested	(49,502)	67.33
Nonvested balance at January 28, 2023	276,278	50.32

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within SG&A was $10.0 million, $8.0 million and $6.5 million for 2022, 2021 and 2020, respectively.

As of January 28, 2023, there was $20.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.6 years. Compensation costs related to awards are recognized using the straight-line method.

(10)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan (the “Plan”), qualified under Internal Revenue Code (“IRC”) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan and matches the employee’s contribution up to 25% of the first 6% of their annual compensation. The portion that the Company matches is vested ratably over six years. The employer matching contributions to the Plan were $0.3 million for 2022, and $0.2 million in each of the years ended 2021 and 2020, respectively.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions in 2022, 2021 or 2020.

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

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program.  Both of these authorizations were authorized to be executed through January 2023. On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers, or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of the Company’s Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s Board of Directors at any time.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During 2022, the Company repurchased 848,133 shares of its common stock for $41.8 million, inclusive of transaction costs, pursuant to its share repurchase program.  During 2021, the Company repurchased 3,113,981 shares of its common stock for $220.0 million, inclusive of transaction costs, and during 2020, it repurchased 3,885 shares of its common stock for $0.3 million, inclusive of transaction costs.  These expenditures were funded by cash on hand. As of January 28, 2023, the Company had $138.2 million remaining under its share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

(12)	Segment Reporting and Entity-Wide Information

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

The following table summarizes the percentage of net sales by each product group for each year presented:

	Fiscal Year Ended
	2022		2021		2020
	(in thousands)
Consumables	$395,542	21.6%	$347,432	19.8%	$379,322	21.0%
Home	699,351	38.3%	696,689	39.8%	738,118	40.8%
Seasonal	325,148	17.8%	317,113	18.1%	313,863	17.4%
Other	406,968	22.3%	391,761	22.3%	377,518	20.8%
Total	1,827,009	100.0%	1,752,995	100.0%	1,808,821	100.0%

(13)	Transactions with Affiliated and Related Parties

During fiscal year 2022, the Company purchased excess inventory of $0.8 million from a subsidiary of Hillman Solutions, Inc. where John Swygert, President and Chief Executive Officer of Ollie’s, is a member of its Board of Directors. There were no purchases made from Hillman Solutions, Inc. or any of its subsidiaries in fiscal year 2021.

During fiscal year 2021, the Company purchased pallets totaling $0.2 million from a company affiliated with a member of its Board of Directors. Additionally, during 2021 the Company has sold damaged pallets to the aforementioned company totaling $0.1 million.

(14)	Subsequent Events

The Company is scheduled to close on the purchase of a parcel of land in Princeton, Illinois on or about March 27, 2023, for its fourth distribution center and has entered into an agreement for the construction of its fourth distribution center.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets
(In thousands)

	January 28, 2023	January 29, 2022
Assets
Total current assets	$-	$-
Long-term assets:
Investment in subsidiaries	1,362,069	1,287,710
Total assets	$1,362,069	$1,287,710

Liabilities and stockholders’ equity
Total current liabilities	$-	$-
Total long-term liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock	67	67
Additional paid-in capital	677,694	664,293
Retained earnings	986,512	883,722
Treasury stock, at cost	(302,204)	(260,372)
Total stockholders’ equity	1,362,069	1,287,710
Total liabilities and stockholders’ equity	$1,362,069	$1,287,710

See accompanying notes.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income
(In thousands)

Fiscal year ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	-	-	-
Depreciation and amortization expenses	-	-	-
Pre-opening expenses	-	-	-
Operating income	-	-	-
Interest expense, net	-	-	-
Income before income taxes and equity in net income of subsidiaries	-	-	-
Income tax expense	-	-	-
Income before equity in net income of subsidiaries	-	-	-
Net income of subsidiaries	102,790	157,455	242,696
Net income	$102,790	$157,455	$242,696

See accompanying notes.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.	Basis of presentation

In the parent-company-only condensed financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (the “Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only condensed financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during 2022, 2021 or 2020.

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

As of January 28, 2023, Ollie’s Bargain Outlet, Inc. had $87.0 million available for borrowing under its Revolving Credit Facility.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The Company was in compliance with all terms of the agreement during and as of the fiscal year ended January 28, 2023.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 28, 2023, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the Credit Facility, subject to certain exceptions.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures under the Exchange Act as of January 28, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2023, the Company’s disclosure controls and procedures are effective.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 28, 2023.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of January 28, 2023, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2023 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 24, 2023 that appears below.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2023, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements), and our report dated March 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

Index
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Harrisburg, Pennsylvania
March 24, 2023

Index
Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive proxy statement in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year ended January 28, 2023, and is incorporated herein by reference.

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

10.2†
First Amendment, dated as of January 24, 2023, to Amended and Restated Credit Agreement, among Bargain Parent, Inc., OBO Ventures, Inc. and certain subsidiaries, as borrowers, Manufacturers and Traders Trust Company, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on January 26, 2023 (No. 001-37501)).

10.3†
Amended and Restated Guarantee and Collateral Agreement, dated May 22, 2019, Bargain Parent, Inc., Ollie’s Holdings, Inc., OBO Ventures, Inc. and certain subsidiaries, in favor of Manufacturers and Trading Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on May 24, 2019 (No. 001-37501)).

10.4†
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

Index
Exhibit no.	Description
10.6†+
Employment Agreement, dated September 28, 2012, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.11 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.7†+
Employment Agreement, dated May 12, 2014, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.13 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.8†+
Employment Agreement, dated November 18, 2015, by and between Ollie’s Bargain Outlet, Inc. and Jay Stasz (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q by the Company on December 10, 2015 (No. 001-37501)).

10.9†
Employment Agreement, dated May 3, 2021, by and between Ollie’s Bargain Outlet, Inc. and Eric van der Valk (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on May 3, 2021 (No. 001-37501)).

10.10†+
Amendment to Employment Agreement, dated June 28, 2022, by and between Ollie’s Bargain Outlet, Inc. and Eric van der Valk (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on June 28, 2022 (No. 001-37501)).

10.11†+
Employment Agreement, dated October 1, 2021, by and between Ollie’s Bargain Outlet, Inc. and James Comitale (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q by the Company on December 7, 2021 (No. 001-37501)).

10.12†+	Bargain Holdings Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).
10.13†+
Form of Stock Option Agreement under Bargain Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.14†+	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by the Company on July 15, 2015 (No. 333-204942)).
10.15*+	Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan.
10.16†+
Form of Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on July 6, 2015 (No. 333- 204942)).

10.17†+
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr (incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

10.18†+
Amendment to Employment Agreement, dated July 15, 2015, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.26 to the Form S-1 Registration Statement filed by the Company on February 8, 2016 (No. 333-209420)).

Index
Exhibit no.	Description
10.19†+
Amendment to Employment Agreement, dated January 5, 2018, by and between Ollie’s Bargain Outlet, Inc. and Jay Stasz (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on January 5, 2018 (No. 001-37501)).

10.20†+
Amendment to Employment Agreement, dated January 5, 2018, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on January 5, 2018 (No. 001-37501)).

10.21†+
Amendment to Employment Agreement, dated December 10, 2019, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on December 10, 2019 (No. 001-37501)).

10.22†+
Amendment to Employment Agreement, dated April 11, 2021, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on April 15, 2021 (No. 001-37501)).

10.23†+
Employment Agreement, dated August 18, 2022, by and between Ollie’s Bargain Outlet, Inc. and Lawrence Kraus (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on August 22, 2022 (No. 001-37501)).

10.24†+
Employment Agreement, effective October 17, 2022, by and between Ollie’s Bargain Outlet, Inc. and Robert F. Helm (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on October 17, 2022 (No. 001-37501)).

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

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index
Exhibit no.	Description
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Previously filed.
** Submitted electronically with this report.
+ Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.
Date: March 24, 2023
	By:	/s/ Robert Helm

Name: Robert Helm
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Swygert, Robert Helm and James Comitale each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Swygert	President and Chief Executive Officer (Principal Executive Officer)	March 24, 2023
John Swygert

/s/ Robert Helm	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2023
Robert Helm

/s/ Alissa Ahlman	Director	March 24, 2023
Alissa Ahlman

/s/ Robert Fisch	Director	March 24, 2023
Robert Fisch

/s/ Stanley Fleishman	Director	March 24, 2023
Stanley Fleishman

/s/ Thomas Hendrickson	Director	March 24, 2023
Thomas Hendrickson

/s/ Abid Rizvi	Director	March 24, 2023
Abid Rizvi

/s/ Stephen White	Director	March 24, 2023
Stephen White

/s/ Richard Zannino	Director	March 24, 2023
Richard Zannino