Form 10-Q
period 2023-04-29
Ollie's Bargain Outlet Holdings, Inc.
filed 2023-06-07
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of June 2, 2023 was 61,798,483.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
Net sales	$459,154	$406,666
Cost of sales	280,583	265,341
Gross profit	178,571	141,325
Selling, general, and administrative expenses	130,268	116,273
Depreciation and amortization expenses	6,483	5,247
Pre-opening expenses	3,281	2,660
Operating income	38,539	17,145
Interest (income) expense, net	(2,675)	109
Income before income taxes	41,214	17,036
Income tax expense	10,234	4,513
Net income	$30,980	$12,523
Earnings per common share:
Basic	$0.50	$0.20
Diluted	$0.50	$0.20
Weighted average common shares outstanding:
Basic	61,970	62,869
Diluted	62,207	63,011

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	April 29,	January 28,	April 30,
Assets	2023	2023	2022
Current assets:
Cash and cash equivalents	$134,959	$210,596	$205,463
Short-term investments	140,530	60,165	-
Accounts receivable	985	2,374	1,054
Inventories	497,988	470,534	517,033
Prepaid expenses and other current assets	8,806	10,627	7,806
Total current assets	783,268	754,296	731,356
Property and equipment, net of accumulated depreciation of $157,959, $150,386 and $129,244, respectively	187,030	175,947	149,765
Operating lease right-of-use assets	443,153	436,326	431,102
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,178	2,118	2,198
Total assets	$2,091,038	$2,044,096	$1,989,830
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$519	$430	$350
Accounts payable	99,554	90,204	101,109
Income taxes payable	12,476	3,056	6,769
Current portion of operating lease liabilities	89,528	88,636	78,427
Accrued expenses and other current liabilities	76,136	76,959	71,499
Total current liabilities	278,213	259,285	258,154
Revolving credit facility	-	-	-
Long-term debt	946	858	761
Deferred income taxes	71,132	70,632	66,390
Long-term portion of operating lease liabilities	356,791	351,251	362,088
Other long-term liabilities	-	1	2
Total liabilities	707,082	682,027	687,395
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,778, 66,672, and 66,558 shares issued, respectively	67	67	67
Additional paid-in capital	680,881	677,694	666,495
Retained earnings	1,017,492	986,512	896,245
Treasury - common stock, at cost; 4,880, 4,664, and 3,816 shares, respectively	(314,484)	(302,204)	(260,372)
Total stockholders’ equity	1,383,956	1,362,069	1,302,435
Total liabilities and stockholders’ equity	$2,091,038	$2,044,096	$1,989,830

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 29, 2022	66,516	$67	(3,816)	$(260,372)	$664,293	$883,722	$1,287,710
Stock-based compensation expense	-	-	-	-	2,388	-	2,388
Proceeds from stock options exercised	10	-	-	-	298	-	298
Vesting of restricted stock	43	-	-	-	-	-	-
Common shares withheld for taxes	(11)	-	-	-	(484)	-	(484)
Shares repurchased	-	-	-	-	-	-	-
Net income	-	-	-	-	-	12,523	12,523
Balance as of April 30, 2022	66,558	$67	(3,816)	$(260,372)	$666,495	$896,245	$1,302,435

Balance as of January 28, 2023	66,672	$67	(4,664)	$(302,204)	$677,694	$986,512	$1,362,069
Stock-based compensation expense	-	-	-	-	2,863	-	2,863
Proceeds from stock options exercised	42	-	-	-	1,592	-	1,592
Vesting of restricted stock	86	-	-	-	-	-	-
Common shares withheld for taxes	(22)	-	-	-	(1,268)	-	(1,268)
Shares repurchased	-	-	(216)	(12,280)	-	-	(12,280)
Net income	-	-	-	-	-	30,980	30,980
Balance as of April 29, 2023	66,778	$67	(4,880)	$(314,484)	$680,881	$1,017,492	$1,383,956

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$30,980	$12,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,025	6,660
Amortization of debt issuance costs	69	64
Loss (gain) on sale of assets	5	(30)
Deferred income tax provision	500	211
Stock-based compensation expense	2,863	2,388
Changes in operating assets and liabilities:
Inventories	(27,454)	(49,727)
Accounts receivable	1,389	318
Prepaid expenses and other assets	1,692	3,308
Accounts payable	12,655	(5,310)
Income taxes payable	9,420	4,213
Accrued expenses and other liabilities	(4,272)	(6,134)
Net cash provided by (used in) operating activities	35,872	(31,516)
Cash Flows from Investing Activities:
Purchases of property and equipment	(19,010)	(9,668)
Proceeds from sale of property and equipment	64	51
Purchases of short-term investments	(85,365)	-
Maturities of short-term investments	5,000	-
Net cash used in investing activities	(99,311)	(9,617)
Cash Flows from Financing Activities:
Repayments on finance leases	(242)	(195)
Proceeds from stock option exercises	1,592	298
Common shares withheld for taxes	(1,268)	(484)
Payment for shares repurchased	(12,280)	-
Net cash used in financing activities	(12,198)	(381)
Net decrease in cash and cash equivalents	(75,637)	(41,514)
Cash and cash equivalents, beginning of the period	210,596	246,977
Cash and cash equivalents, end of the period	$134,959	$205,463
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$116	$100
Income taxes	$333	$89
Non-cash investing activities:
Accrued purchases of property and equipment	$7,666	$2,548

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 29, 2023 and April 30, 2022
(Unaudited)

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

Since its first store opened in 1982, the Company has grown to 476 retail locations in 29 states as of April 29, 2023. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the thirteen weeks ended April 29, 2023 and April 30, 2022 refer to the thirteen weeks from January 29, 2023 to April 29, 2023 and from January 30, 2022 to April 30, 2022, respectively.  References to “2022” refer to the fiscal year ended January 28, 2023, references to “2023” refer to the fiscal year ending February 3, 2024, and references to “2024” refer to the fiscal year ending February 1, 2025.  Fiscal year 2022 consists of 52 weeks, fiscal year 2023 consists of 53-weeks, and fiscal year 2024 consists of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of April 29, 2023 and April 30, 2022, and the condensed consolidated statements of income and stockholders’ equity for the thirteen weeks ended April 29, 2023 and April 30, 2022, and the condensed consolidated statements of cash flows for the thirteen weeks ended April 29, 2023 and April 30, 2022 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2023 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The Company’s balance sheet as of January 28, 2023, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023 (“Annual Report”), but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for 2022 and footnotes thereto included in the Annual Report.

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 29, 2023 and April 30, 2022
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

The Company’s financial instruments consist of cash and cash equivalents, investment securities, accounts receivable, accounts payable and the Company’s credit facilities. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair value because of their short-term nature. The carrying amount of the Company’s credit facilities approximates its fair value because the interest rates are adjusted regularly based on current market conditions. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in treasury bonds are Level 1 while the investments in municipal bonds are Level 2. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

As of April 29, 2023, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of April 29, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$101,072	$-	$(935)	$100,137
Municipal bonds	39,458	-	(164)	39,294
Total	$140,530	$-	$(1,099)	$139,431

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 29, 2023 and April 30, 2022
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

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
	(in thousands)
Beginning balance	$8,130	$7,782
Revenue deferred	3,326	3,248
Revenue recognized	(2,687)	(3,037)
Ending balance	$8,769	$7,993

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

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
	(in thousands)
Beginning balance	$2,527	$2,291
Gift card issuances	900	1,064
Gift card redemption and breakage	(1,098)	(1,232)
Ending balance	$2,329	$2,123

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 29, 2023 and April 30, 2022
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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
	(in thousands, except per share amounts)
Net income	$30,980	$12,523
Weighted average number of common shares outstanding – Basic	61,970	62,869
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	237	142
Weighted average number of common shares outstanding - Diluted	62,207	63,011
Earnings per common share – Basic	$0.50	$0.20
Earnings per common share - Diluted	$0.50	$0.20

The effect of the weighted average assumed exercise of stock options outstanding totaling 841,519 and 1,012,070 for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 26,241 and 57,079 for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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
April 29, 2023 and April 30, 2022
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

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of April 29, 2023:

April 29,
2023
(in thousands)
Remainder of 2023	$70,605
2024	94,589
2025	76,743
2026	70,595
2027	58,577
Thereafter	128,047
Total undiscounted lease payments (1)	499,156
Less: Imputed interest	(52,837)
Total lease obligations	446,319
Less: Current obligations under leases	(89,528)
Long-term lease obligations	$356,791

(1)	Lease obligations exclude $35.3 million of minimum lease payments for leases signed, but not commenced.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 29, 2023 and April 30, 2022
(Unaudited)
The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
	(dollars in thousands)
Cash paid for operating leases	$25,344	$22,919
Operating lease cost	24,888	22,832
Variable lease cost	2,835	2,373
Non-cash right-of-use assets obtained in exchange for lease obligations	12,273	18,489
Weighted-average remaining lease term	6.3 years	6.6 years
Weighted-average discount rate	3.5%	3.4%

(5)	Commitments and Contingencies

Commitments

In March 2023, the Company acquired land in Princeton, IL, for the construction of its fourth distribution center. The total cost of the land and building is expected to be in the range of $80 to $85 million. The Company expects to occupy the distribution center in the second quarter of fiscal 2024.

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

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	April 29,	January 28,	April 30,
	2023	2023	2022
	(in thousands)
Compensation and benefits	$11,307	$14,751	$14,262
Deferred revenue	11,098	10,657	10,116
Insurance	9,517	9,141	9,680
Sales and use taxes	8,694	6,567	7,492
Advertising	7,004	6,582	2,944
Real estate	6,223	6,283	7,167
Freight	2,035	2,641	3,554
Other	20,258	20,337	16,284
	$76,136	$76,959	$71,499

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 29, 2023 and April 30, 2022
(Unaudited)
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

Under the terms of the Revolving Credit Facility, as of April 29,2023, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of April 29, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, with $91.6 million of borrowing availability, outstanding letters of credit commitments of $8.1 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the thirteen weeks ended April 29, 2023.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of April 29, 2023, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The effective income tax rate for the thirteen weeks ended April 29, 2023 was a provision of 24.8%, or $10.2 million, compared to a provision of 26.5%, or $4.5 million, during the thirteen weeks ended April 30, 2022. The decrease in the effective income tax rate for the thirteen weeks ended April 29, 2023 compared to April 30, 2022 was primarily driven by the impact of discrete items recognized, primarily stock-based compensation, in the thirteen weeks ended April 29, 2023.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 29, 2023 and April 30, 2022
(Unaudited)
The Company is subject to tax in the United States. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, or state and local tax authorities for tax years 2017 and prior.

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

(9)	Equity Incentive Plans

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares, or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of April 29, 2023, there were 1,891,024 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirteen weeks ended April 29, 2023 follows:

			Weighted
		Weighted	average
		average	remaining
	Number	exercise	contractual
	of options	price	term (years)
	(in thousands, except share and per share amounts)
Outstanding at January 28, 2023	1,209,251	$53.92
Granted	143,668	57.98
Forfeited	(5,791)	60.21
Exercised	(42,366)	37.58
Outstanding at April 29, 2023	1,304,762	54.87	7.2
Exercisable at April 29, 2023	706,292	53.93	6.0

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 29, 2023 and April 30, 2022
(Unaudited)
The weighted average grant date fair value per option for options granted during the thirteen weeks ended April 29, 2023 and April 30, 2022 was $29.13 and $20.17, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirteen weeks ended
	April 29,	April 30,
	2023	2022
Risk-free interest rate	3.36%	2.54%
Expected dividend yield	—	—
Expected life (years)	6.25 years	6.25 years
Expected volatility	47.18%	44.32%

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

A summary of the Company’s RSU activity and related information for the thirteen weeks ended April 29, 2023 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Non-vested balance at January 28, 2023	276,278	$50.32
Granted	199,430	57.98
Forfeited	(2,357)	51.87
Vested	(85,981)	51.72
Non-vested balance at April 29, 2023	387,370	53.94

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general, and administrative expenses related to the Company’s equity incentive plans was $2.9 million and $2.4 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.

As of April 29, 2023, there was $33.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3 years.  Compensation costs related to awards are recognized using the straight-line method.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
April 29, 2023 and April 30, 2022
(Unaudited)
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

During the thirteen weeks ended April 29, 2023, the Company repurchased 215,522 shares of its common stock for $12.3 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash on hand. As of April 29, 2023, the Company had $125.9 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

(11)	Transactions with Affiliated and Related Parties

During the thirteen weeks ended April 29, 2023, the Company purchased inventory of $0.5 million from a subsidiary of Hillman Solutions, Inc. where John Swygert, President and Chief Executive Officer of Ollie’s, is a member of its Board of Directors. There were no purchases made from Hillman Solutions, Inc. or any of its subsidiaries during the thirteen weeks ended April 30, 2022.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 24, 2023 (“Annual Report”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our,” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following year. References to “2024” refer to the 52-week period of February 4, 2024 to February 1, 2025. References to “2023” refer to the 53-week period of January 29, 2023 to February 3, 2024.  References to “2022” refer to the 52-week period of January 30, 2022 to January 28, 2023.  References to the “first quarter of fiscal 2023” and the “first quarter of fiscal 2022” refer to the thirteen weeks of January 29, 2023 to April 29, 2023 and January 30, 2022 to April 30, 2022, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects,” and similar references to future periods, prospects, financial performance, and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, capital market conditions, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, supply chain challenges, legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory, anticipate consumer demand, or achieve favorable product margins; changes in consumer confidence and spending; risks associated with our status as a “brick and mortar” only retailer; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; fluctuations in comparable store sales and results of operations, including on a quarterly basis; factors such as inflation, cost increases and energy prices; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods; our inability to operate our stores due to civil unrest and related protests or disturbances; our failure to properly hire and to retain key personnel and other qualified personnel; changes in market levels of wages; risks associated with cybersecurity events, and the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop, open and operate, or the loss of, disruption or interruption in the operations of, any of our centralized distribution centers; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising, and promotional efforts; the seasonal nature of our business; risks associated with natural disasters, whether or not caused by climate change; outbreak of viruses, global health epidemics, pandemics, or widespread illness, including the continued impact of COVID-19 and continuing or renewed regulatory responses thereto; changes in government regulations, procedures, and requirements; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A - Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 476 stores located in 29 states as of April 29, 2023.

Our stores are supported by three distribution centers, one each in York, PA, Commerce, GA and Lancaster, TX. We are in the process of expanding our York, PA distribution center, which will provide an additional 201,000 square feet of distribution capacity and is expected to be completed in the first half of 2023. In the first quarter of fiscal 2023, the Company acquired land in Princeton, IL, for the construction of its fourth distribution center. The Company expects to occupy the distribution center in the second quarter of fiscal 2024. With the expansion of our York, PA distribution center and the addition of our fourth distribution center, we believe our distribution capabilities will support over 700 stores.

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

Index
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

Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers, as well as store remodel and closing costs.  For opening new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses, and store setup costs.  Pre-opening expenses for new stores are expensed as they are incurred, which is typically within 30 to 45 days of opening a new store. For opening distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses, and occupancy costs. Store remodel costs primarily consist of payroll expenses, travel expenses, and store setup costs expensed as they are incurred. Store closing costs primarily consist of insurance deductibles, rent, and store payroll.

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

Store Openings and Closings

We opened 9 new stores and closed 1 store in the first quarter of fiscal 2023 and opened 9 new stores and closed one store in connection with a relocation in the first quarter of fiscal 2022.  In connection with these store openings and closings, we incurred expenses of $2.1 million and $2.7 million in the respective periods.

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

We derived the condensed consolidated statements of income for the first quarter of fiscal 2023 and the first quarter of fiscal 2022 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$459,154	$406,666
Cost of sales	280,583	265,341
Gross profit	178,571	141,325
Selling, general and administrative expenses	130,268	116,273
Depreciation and amortization expenses	6,483	5,247
Pre-opening expenses	3,281	2,660
Operating income	38,539	17,145
Interest (income) expense, net	(2,675)	109
Income before income taxes	41,214	17,036
Income tax expense	10,234	4,513
Net income	$30,980	$12,523
Percentage of net sales (1):
Net sales	100.0%	100.0%
Cost of sales	61.1	65.2
Gross profit	38.9	34.8
Selling, general and administrative expenses	28.4	28.6
Depreciation and amortization expenses	1.4	1.3
Pre-opening expenses	0.7	0.7
Operating income	8.4	4.2
Interest (income) expense, net	(0.6)	—
Income before income taxes	9.0	4.2
Income tax expense	2.2	1.1
Net income	6.7%	3.1%
Select operating data:
Number of new stores	9	9
Number of closed stores	(1)	(1)
Number of stores open at end of period	476	439
Average net sales per store (2)	$970	$935
Comparable stores sales change	4.5%	(17.3)%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
	(in thousands)
Net income	$30,980	$12,523
Interest (income) expense, net	(2,675)	109
Depreciation and amortization expenses (1)	8,074	6,708
Income tax expense	10,234	4,513
EBITDA	46,613	23,853
Non-cash stock-based compensation expense	2,863	2,388
Adjusted EBITDA	$49,476	$26,241

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

First Quarter of Fiscal 2023 Compared to First Quarter of Fiscal 2022

Net Sales

Net sales increased to $459.2 million in the first quarter of fiscal 2023 from $406.7 million in the first quarter of fiscal 2022, an increase of $52.5 million, or 12.9%.  The increase was the result of a comparable store sales increase of $18.0 million and an increase in non-comparable store sales of $34.5 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales increased 4.5% in the first quarter of fiscal 2023 compared with a 17.3% decrease in the first quarter of fiscal 2022. The increase in comparable store sales consisted of an increase in the number of transactions.  Increases in food, candy, health and beauty aids, lawn & garden, and flooring departments were offset by declines in certain home-related categories.

Gross Profit and Gross Margin

Gross profit increased to $178.6 million in the first quarter of fiscal 2023 from $141.3 million in the first quarter of fiscal 2022. Gross margin increased 410 basis points to 38.9% in the first quarter of fiscal 2023 from 34.8% in the first quarter of fiscal 2022.  The increase in gross margin in the first quarter of fiscal 2023 is primarily due to favorable supply chain costs, partially offset by lower merchandise margin related to shrink and a higher mix of consumables.

Selling, General, and Administrative Expenses

SG&A increased to $130.3 million in the first quarter of fiscal 2023 from $116.3 million in the first quarter of fiscal 2022, an increase of $14.0 million, or 12.0%, primarily driven by higher selling expenses related to new store openings and incentive compensation. As a percentage of net sales, SG&A decreased to 28.4% in the first quarter of fiscal 2023 compared to 28.6% the first quarter of fiscal 2022 primarily the result of leverage of fixed expenses on the increase in comparable store sales partially offset by higher incentive compensation.

Pre-Opening Expenses

Pre-opening expenses for new stores increased to $3.3 million in the first quarter of fiscal 2023 from $2.7 million in the first quarter of fiscal 2022 primarily driven by incremental investments in our store remodel program, partially offset by timing of new stores. We opened 9 new stores in the first quarter of fiscal 2023 and fiscal 2022, respectively.  As a percentage of net sales, pre-opening expenses remained flat at 0.7% in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022.

Index
Interest (Income) Expense, Net

Net interest income was $2.7 million in the first quarter of fiscal 2023 compared with net interest expense of $0.1 million in the first quarter of fiscal 2022. The increase in interest income in the first quarter of fiscal 2023 is primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances compared to the first quarter of fiscal 2022.

Income Tax Expense

Income tax expense increased to $10.2 million in the first quarter of fiscal 2023 compared to $4.5 million in the first quarter of fiscal 2022. The effective tax rates for the first quarters of fiscal 2023 and fiscal 2022 were 24.8% and 26.5%, respectively. The decrease in the effective tax rate in the quarter was primarily due to an increase in excess tax benefits related to stock-based compensation. Discrete tax benefits totaled $0.2 million in the first quarter for fiscal 2023 compared to discrete tax expense of $0.2 million in the first quarter of fiscal 2022.

Net Income

As a result of the foregoing, net income increased to $31.0 million in the first quarter of fiscal 2023 from $12.5 million in the first quarter of fiscal 2022, an increase of $18.5 million or 147.4%.

Adjusted EBITDA

Adjusted EBITDA increased to $49.5 million in the first quarter of fiscal 2023 from $26.2 million in the first quarter of fiscal 2022, an increase of $23.3 million, or 88.5%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of April 29, 2023, we had $91.6 million available to borrow under our Revolving Credit Facility and $275.5 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $19.0 million and $9.7 million for capital expenditures during the first quarters of fiscal 2023 and fiscal 2022, respectively. We expect to fund capital expenditures from cash on hand generated from operations. We opened 9 new stores and closed one store during the first quarter of fiscal 2023 and we expect to open approximately 45 stores during fiscal 2023. Included in our plans is the construction of our fourth distribution center, the completion of the expansion of our York, PA distribution center, as well as store-level initiatives at our existing stores, and general corporate capital expenditures, including information technology. Once complete, the 201,000 square foot expansion of our York, PA distribution center, will provide us the capacity for an additional 50 stores. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

During the first quarter of fiscal 2023, we repurchased 215,522 shares of our common stock for $12.3 million, inclusive of transaction costs, pursuant to our share repurchase program. During the first quarter of fiscal 2022, no share repurchases occurred. These expenditures were funded by cash generated from operations. As of April 29, 2023, we had $125.9 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Thirteen weeks ended
	April 29, 2023	April 30, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$35,872	$(31,516)
Net cash used in investing activities	(99,311)	(9,617)
Net cash used in financing activities	(12,198)	(381)
Net decrease in cash and cash equivalents	$(75,637)	$(41,514)

Index
Cash Provided by Operating Activities

Net cash provided by operating activities in the first quarter of fiscal 2023 was $35.8 million as compared to net cash used in operating activities of $31.5 million in the first quarter of fiscal 2022. The increase in net cash provided by operating activities in the first quarter of fiscal 2023 was primarily due to decreased working capital needs, largely due to a decrease in capitalized costs in inventory, as well as timing of inventory receipts and payments and higher net income year over year.

Cash Used in Investing Activities

Net cash used in investing activities in the first quarters of fiscal 2023 and fiscal 2022 was $99.3 million and $9.6 million, respectively. The increase in cash used in investing activities is primarily due to purchases of short-term investments of $85.4 million, in addition to an increase in capital expenditures in the current year, partially offset by maturities of short-term investments of $5.0 million.

Cash Used in Financing Activities

Net cash used in financing activities in the first quarters of fiscal 2023 and fiscal 2022 was $12.2 million and $0.4 million, respectively. The increase in cash used in financing activities is primarily due to shares repurchased in the first quarter of fiscal 2023 of $12.3 million compared to no repurchases in the first quarter of fiscal 2022.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of April 29, 2023, we had no outstanding variable rate debt.

As of April 29, 2023, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended April 29, 2023 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
January 29, 2023 through February 25, 2023	9,321	$53.89	9,321	$137,694,721
February 26, 2023 through April 1, 2023	98,895	$54.49	98,895	$132,257,435
April 2, 2023 through April 29, 2023	107,306	$59.18	107,306	$125,916,069
Total	215,522		215,522

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program resulting in $200.0 million approved for share repurchases through January 13, 2023. On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time. As of April 29, 2023, the Company had $125.9 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

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

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

**101.SCH	Inline XBRL Taxonomy Extension Schema Document.

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Submitted electronically with this Report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 7, 2023	/s/	Robert Helm

Robert Helm
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)