Form 10-Q
period 2023-07-29
Ollie's Bargain Outlet Holdings, Inc.
filed 2023-08-31
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 29, 2023 was 61,704,315.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net sales	$514,509	$452,482	$973,663	$859,148
Cost of sales	317,825	308,872	598,408	574,213
Gross profit	196,684	143,610	375,255	284,935
Selling, general, and administrative expenses	134,623	118,466	264,891	234,739
Depreciation and amortization expenses	6,655	5,579	13,138	10,826
Pre-opening expenses	2,869	3,020	6,150	5,680
Operating income	52,537	16,545	91,076	33,690
Interest income, net	(3,402)	(123)	(6,077)	(14)
Income before income taxes	55,939	16,668	97,153	33,704
Income tax expense	13,758	2,571	23,992	7,084
Net income	$42,181	$14,097	$73,161	$26,620
Earnings per common share:
Basic	$0.68	$0.23	$1.18	$0.42
Diluted	$0.68	$0.22	$1.18	$0.42
Weighted average common shares outstanding:
Basic	61,768	62,584	61,869	62,650
Diluted	62,055	62,818	62,131	62,838

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	July 29,	January 28,	July 30,
Assets	2023	2023	2022
Current assets:
Cash and cash equivalents	$181,416	$210,596	$218,043
Short-term investments	128,769	60,165	-
Inventories	498,331	470,534	494,133
Accounts receivable	2,935	2,374	3,086
Prepaid expenses and other current assets	6,810	10,627	9,410
Total current assets	818,261	754,296	724,672
Property and equipment, net of accumulated depreciation of $165,791, $150,386 and $135,777, respectively	202,889	175,947	158,374
Operating lease right-of-use assets	455,452	436,326	438,538
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,145	2,118	2,193
Total assets	$2,154,156	$2,044,096	$1,999,186
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$575	$430	$470
Accounts payable	121,144	90,204	96,643
Income taxes payable	3,741	3,056	-
Current portion of operating lease liabilities	90,540	88,636	79,150
Accrued expenses and other current liabilities	82,295	76,959	77,849
Total current liabilities	298,295	259,285	254,112
Revolving credit facility	-	-	-
Long-term debt	1,081	858	960
Deferred income taxes	70,950	70,632	65,242
Long-term portion of operating lease liabilities	368,850	351,251	366,677
Other long-term liabilities	-	1	2
Total liabilities	739,176	682,027	686,993
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,858, 66,672 and 66,652 shares issued, respectively	67	67	67
Additional paid-in capital	686,438	677,694	672,107
Retained earnings	1,059,673	986,512	910,342
Treasury - common stock, at cost; 5,156, 4,664 and 4,054 shares, respectively	(331,198)	(302,204)	(270,323)
Total stockholders’ equity	1,414,980	1,362,069	1,312,193
Total liabilities and stockholders’ equity	$2,154,156	$2,044,096	$1,999,186

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended July 29, 2023 and July 30, 2022
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of April 29, 2023	66,778	$67	(4,880)	$(314,484)	$680,881	$1,017,492	$1,383,956
Stock-based compensation expense	-	-	-	-	3,141	-	3,141
Proceeds from stock options exercised	75	-	-	-	2,545	-	2,545
Vesting of restricted stock	7	-	-	-	-	-	-
Common shares withheld for taxes	(2)	-	-	-	(129)	-	(129)
Shares repurchased	-	-	(276)	(16,714)	-	-	(16,714)
Net income	-	-	-	-	-	42,181	42,181
Balance as of July 29, 2023	66,858	$67	(5,156)	$(331,198)	$686,438	$1,059,673	$1,414,980

Balance as of April 30, 2022	66,558	$67	(3,816)	$(260,372)	$666,495	$896,245	$1,302,435
Stock-based compensation expense	-	-	-	-	2,335	-	2,335
Proceeds from stock options exercised	93	-	-	-	3,295	-	3,295
Vesting of restricted stock	1	-	-	-	-	-	-
Common shares withheld for taxes	-	-	-	-	(18)	-	(18)
Shares repurchased	-	-	(238)	(9,951)	-	-	(9,951)
Net income	-	-	-	-	-	14,097	14,097
Balance as of July 30, 2022	66,652	$67	(4,054)	$(270,323)	$672,107	$910,342	$1,312,193

	Twenty-six weeks ended July 29, 2023 and July 30, 2022
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 28, 2023	66,672	$67	(4,664)	$(302,204)	$677,694	$986,512	$1,362,069
Stock-based compensation expense	-	-	-	-	6,004	-	6,004
Proceeds from stock options exercised	117	-	-	-	4,137	-	4,137
Vesting of restricted stock	93	-	-	-	-	-	-
Common shares withheld for taxes	(24)	-	-	-	(1,397)	-	(1,397)
Shares repurchased	-	-	(492)	(28,994)	-	-	(28,994)
Net income	-	-	-	-	-	73,161	73,161
Balance as of July 29, 2023	66,858	$67	(5,156)	$(331,198)	$686,438	$1,059,673	$1,414,980

Balance as of January 29, 2022	66,516	$67	(3,816)	$(260,372)	$664,293	$883,722	$1,287,710
Stock-based compensation expense	-	-	-	-	4,723	-	4,723
Proceeds from stock options exercised	103	-	-	-	3,593	-	3,593
Vesting of restricted stock	44	-	-	-	-	-	-
Common shares withheld for taxes	(11)	-	-	-	(502)	-	(502)
Shares repurchased	-	-	(238)	(9,951)	-	-	(9,951)
Net income	-	-	-	-	-	26,620	26,620
Balance as of July 30, 2022	66,652	$67	(4,054)	$(270,323)	$672,107	$910,342	$1,312,193

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	July 29,	July 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$73,161	$26,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,269	13,658
Amortization of debt issuance costs	138	128
Gain on sale of assets	(211)	(125)
Deferred income tax benefit (provision)	318	(937)
Stock-based compensation expense	6,004	4,723
Changes in operating assets and liabilities:
Inventories	(27,797)	(26,827)
Accounts receivable	603	420
Prepaid expenses and other assets	3,652	1,645
Accounts payable	33,502	(9,243)
Income taxes payable	685	(2,556)
Accrued expenses and other liabilities	3,441	(3,551)
Net cash provided by operating activities	109,765	3,955
Cash Flows from Investing Activities:
Purchases of property and equipment	(45,240)	(23,652)
Proceeds from sale of property and equipment	286	149
Purchases of short-term investments	(160,709)	-
Maturities of short-term investments	92,105	-
Net cash used in investing activities	(113,558)	(23,503)
Cash Flows from Financing Activities:
Repayments on finance leases	(594)	(392)
Proceeds from stock option exercises	2,973	1,459
Common shares withheld for taxes	(1,397)	(502)
Payment for shares repurchased	(26,369)	(9,951)
Net cash used in financing activities	(25,387)	(9,386)
Net decrease in cash and cash equivalents	(29,180)	(28,934)
Cash and cash equivalents, beginning of the period	210,596	246,977
Cash and cash equivalents, end of the period	$181,416	$218,043
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$218	$187
Income taxes	$23,008	$14,116
Non-cash investing activities:
Accrued purchases of property and equipment	$5,002	$3,658
Non-cash financing activities
Accrued shares repurchased	$2,625	$-
Receivable from exercise of stock options	$1,164	$2,134

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 29, 2023 and July 30, 2022
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

Since its first store opened in 1982, the Company has grown to 482 retail locations in 29 states as of July 29, 2023. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the thirteen weeks ended July 29, 2023 and July 30, 2022 refer to the thirteen weeks from April 30, 2023 to July 29, 2023 and from May 1, 2022 to July 30, 2022, respectively.  References to the year-to-date periods ended July 29, 2023 and July 30, 2022 refer to the twenty-six weeks from January 29, 2023 to July 29, 2023 and from January 30, 2022 to July 30, 2022, respectively. References to “2022” refer to the fiscal year ended January 28, 2023, references to “2023” refer to the fiscal year ending February 3, 2024, and references to “2024” refer to the fiscal year ending February 1, 2025.  Fiscal year 2022 consists of 52 weeks, fiscal year 2023 consists of 53-weeks, and fiscal year 2024 consists of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of July 29, 2023 and July 30, 2022, and the condensed consolidated statements of income and stockholders’ equity for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, and the condensed consolidated statements of cash flows for the twenty-six weeks ended July 29, 2023 and July 30, 2022 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2023 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
July 29, 2023 and July 30, 2022
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

As of July 29, 2023 and January 28, 2023, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of July 29, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$88,891	$-	$(813)	$88,078
Municipal bonds	39,878	-	(473)	39,405
Total	$128,769	$-	$(1,286)	$127,483

	As of January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$55,274	$-	$(83)	$55,191
Municipal bonds	4,891	-	(8)	4,883
Total	$60,165	$-	$(91)	$60,074

Short-term investment securities as of July 29, 2023 and January 28, 2023 all mature in one year or less.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 29, 2023 and July 30, 2022
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

	Twenty-six weeks ended
	July 29,	July 30,
	2023	2022
	(in thousands)
Beginning balance	$8,130	$7,782
Revenue deferred	7,425	7,200
Revenue recognized	(6,348)	(7,039)
Ending balance	$9,207	$7,943

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

	Twenty-six weeks ended
	July 29,	July 30,
	2023	2022
	(in thousands)
Beginning balance	$2,527	$2,291
Gift card issuances	2,078	2,168
Gift card redemption and breakage	(2,269)	(2,284)
Ending balance	$2,336	$2,175

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 29, 2023 and July 30, 2022
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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net income	$42,181	$14,097	$73,161	$26,620
Weighted average number of common shares outstanding - Basic	61,768	62,584	61,869	62,650
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	287	234	262	188
Weighted average number of common shares outstanding - Diluted	62,055	62,818	62,131	62,838
Earnings per common share - Basic	$0.68	$0.23	$1.18	$0.42
Earnings per common share - Diluted	$0.68	$0.22	$1.18	$0.42

The effect of the weighted average assumed exercise of stock options outstanding totaling 515,627 and 834,077 for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, and 678,573 and 923,074 for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 19,897 and 36,146 for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, and 23,069 and 46,613 for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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
July 29, 2023 and July 30, 2022
(Unaudited)
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

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of July 29, 2023:

July 29,
2023
(in thousands)
Remainder of 2023	$45,094
2024	101,066
2025	82,710
2026	77,102
2027	64,947
Thereafter	143,934
Total undiscounted lease payments (1)	514,853
Less: Imputed interest	(55,463)
Total lease obligations	459,390
Less: Current obligations under leases	(90,540)
Long-term lease obligations	$368,850

(1)	Lease obligations exclude $26.3 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Twenty-six weeks ended
	July 29,	July 30,
	2023	2022
	(dollars in thousands)
Cash paid for operating leases	$51,209	$46,214
Operating lease cost	50,359	46,464
Variable lease cost	5,847	4,955
Non-cash right-of-use assets obtained in exchange for lease obligations	32,264	31,017
Weighted-average remaining lease term	6.3 years	6.6 years
Weighted-average discount rate	3.5%	3.4%

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 29, 2023 and July 30, 2022
(Unaudited)
(5)	Commitments and Contingencies

Contingencies

Legal Matters

From time to time, the Company may be involved in claims and legal actions that arise in the ordinary course of its business. The Company cannot predict the outcome of any litigation or suit to which it is a party.  However, the Company does not believe that an unfavorable decision of any of the current claims or legal actions against it, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity or capital resources.

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	July 29,	January 28,	July 30,
	2023	2023	2022
	(in thousands)
Compensation and benefits	$20,387	$14,751	$18,527
Deferred revenue	11,543	10,657	10,118
Insurance	9,775	9,141	9,836
Sales and use taxes	9,420	6,567	8,260
Real estate	6,016	6,283	7,618
Advertising	4,371	6,582	2,929
Freight	1,253	2,641	2,928
Other	19,530	20,337	17,633
	$82,295	$76,959	$77,849

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

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 29, 2023 and July 30, 2022
(Unaudited)
Under the terms of the Revolving Credit Facility, as of July 29,2023, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of July 29, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, with $91.6 million of borrowing availability, outstanding letters of credit commitments of $8.1 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the twenty-six weeks ended July 29, 2023.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of July 29, 2023, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including pro forma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The effective tax rates for the thirteen weeks ended July 29, 2023 and July 30, 2022 were 24.6% and 15.4%, respectively. The increase in the effective tax rates in the thirteen weeks ended July 29, 2023 was primarily due to a decrease in discrete tax benefits related to stock-based compensation and state tax rate changes. Discrete tax benefits totaled $0.5 million in the thirteen weeks ended July 29, 2023 compared to discrete tax benefits of $1.5 million in the thirteen weeks ended July 30, 2022.

The effective tax rates for the twenty-six weeks ended July 29, 2023 and July 30, 2022 were 24.7% and 21.0%, respectively. The increase in the effective tax rate in the twenty-six weeks ended July 29, 2023 was primarily due to a decrease in discrete tax benefits related to stock-based compensation and state tax rate changes. Discrete tax benefits totaled $0.7 million in the twenty-six weeks ended July 29, 2023 compared to discrete tax benefits of $1.3 million in the twenty-six weeks ended July 30, 2022.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares, or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of July 29, 2023, there were 1,922,966 shares available for grant under the 2015 Plan.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 29, 2023 and July 30, 2022
(Unaudited)
Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the twenty-six weeks ended July 29, 2023 follows:

			Weighted
		Weighted	average
		average	remaining
	Number	exercise	contractual
	of options	price	term (years)
	(in thousands, except share and per share amounts)
Outstanding at January 28, 2023	1,209,251	$53.92
Granted	144,630	57.91
Forfeited	(27,678)	56.60
Exercised	(117,474)	35.22
Outstanding at July 29, 2023	1,208,729	56.15	7.1
Exercisable at July 29, 2023	634,365	56.40	6.0

The weighted average grant date fair value per option for options granted during the twenty-six weeks ended July 29, 2023 and July 30, 2022 was $29.07 and $20.27, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	July 29,	July 30,
	2023	2022
Risk-free interest rate	3.36%	2.55%
Expected dividend yield	-	-
Expected life (years)	6.25 years	6.25 years
Expected volatility	47.16%	44.33%

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

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 29, 2023 and July 30, 2022
(Unaudited)
A summary of the Company’s RSU activity and related information for the twenty-six weeks ended July 29, 2023 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Non-vested balance at January 28, 2023	276,278	$50.32
Granted	201,332	57.93
Forfeited	(15,276)	52.95
Vested	(93,027)	51.98
Non-vested balance at July 29, 2023	369,307	53.94

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general, and administrative expenses related to the Company’s equity incentive plans was $3.1 million and $2.3 million for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, and $6.0 million and $4.7 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.

As of July 29, 2023, there was $28.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3 years. Compensation costs related to awards are recognized using the straight-line method.

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

During the twenty-six weeks ended July 29, 2023, the Company repurchased 492,280 shares of its common stock for $29.0 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures are funded by cash on hand. As of July 29, 2023, the Company had $109.2 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
July 29, 2023 and July 30, 2022
(Unaudited)
(11)	Transactions with Affiliated and Related Parties

During the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively, the Company purchased inventory of $0.5 million from a subsidiary of Hillman Solutions, Inc. where John Swygert, President and Chief Executive Officer of Ollie’s, is a member of its Board of Directors.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following year. References to “2024” refer to the 52-week period of February 4, 2024 to February 1, 2025. References to “2023” refer to the 53-week period of January 29, 2023 to February 3, 2024.  References to “2022” refer to the 52-week period of January 30, 2022 to January 28, 2023.  References to the “second quarter of fiscal 2023” and the “second quarter of fiscal 2022” refer to the thirteen weeks of April 30, 2023 to July 29, 2023 and May 1, 2022 to July 30, 2022, respectively.  Year-to-date periods ended July 29, 2023 and July 30, 2022 refer to the twenty-six weeks of January 29, 2023 to July 29, 2023 and January 30, 2022 to July 30, 2022, respectively. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 482 stores located in 29 states as of July 29, 2023.

Our stores are supported by three distribution centers, one each in York, PA, Commerce, GA and Lancaster, TX. We recently completed the expansion of our York, PA distribution center, which provides an additional 201,000 square feet of distribution capacity. In the first quarter of fiscal 2023, the Company acquired land in Princeton, IL, for the construction of its fourth distribution center. The total cost of the land and building is expected to be in the range of approximately $85 million. The Company expects to occupy the distribution center in the first half of fiscal 2024. With the expansion of our York, PA distribution center and the addition of our fourth distribution center, we believe our distribution capabilities will support between 700 and 750 stores.

We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

●	growing our merchant buying team to increase our access to brand name/closeout merchandise;

●	adding members to our senior management team;

●	expanding the capacity of our distribution centers to their current 2.4 million square feet and constructing a fourth distribution center in Princeton, IL; and

●	investing in information technology, accounting, and warehouse management systems.

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

Index
While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general, and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our strong expense control discipline.

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

Store Openings and Closings

We opened 6 new stores in the second quarter of fiscal 2023 and opened 11 new stores and closed one store in the second quarter of fiscal 2022. We opened 15 new stores and closed one store in the twenty-six weeks ended July 29, 2023 and opened 20 new stores and closed two stores, one in connection with a relocation, in the twenty-six weeks ended July 30, 2022.

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

We derived the condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$514,509	$452,482	$973,663	$859,148
Cost of sales	317,825	308,872	598,408	574,213
Gross profit	196,684	143,610	375,255	284,935
Selling, general and administrative expenses	134,623	118,466	264,891	234,739
Depreciation and amortization expenses	6,655	5,579	13,138	10,826
Pre-opening expenses	2,869	3,020	6,150	5,680
Operating income	52,537	16,545	91,076	33,690
Interest income, net	(3,402)	(123)	(6,077)	(14)
Income before income taxes	55,939	16,668	97,153	33,704
Income tax expense	13,758	2,571	23,992	7,084
Net income	$42,181	$14,097	$73,161	$26,620
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8	68.3	61.5	66.8
Gross profit	38.2	31.7	38.5	33.2
Selling, general and administrative expenses	26.2	26.2	27.2	27.3
Depreciation and amortization expenses	1.3	1.2	1.3	1.3
Pre-opening expenses	0.6	0.7	0.6	0.7
Operating income	10.2	3.7	9.4	3.9
Interest income, net	(0.7)	—	(0.6)	—
Income before income taxes	10.9	3.7	10.0	3.9
Income tax expense	2.7	0.6	2.5	0.8
Net income	8.2%	3.1%	7.5%	3.1%
Select operating data:
New store openings	6	11	15	20
Number of closed stores	—	(1)	(1)	(2)
Number of stores open at end of period	482	449	482	449
Average net sales per store (2)	$1,074	$1,014	$2,044	$1,949
Comparable stores sales change	7.9%	1.2%	6.3%	(8.5)%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net income	$42,181	$14,097	$73,161	$26,620
Interest income, net	(3,402)	(123)	(6,077)	(14)
Depreciation and amortization expenses(1)	8,292	7,053	16,366	13,761
Income tax expense	13,758	2,571	23,992	7,084
EBITDA	60,829	23,598	107,442	47,451
Non-cash stock-based compensation expense	3,141	2,335	6,004	4,723
Adjusted EBITDA	$63,970	$25,933	$113,446	$52,174

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Second Quarter of Fiscal 2023 Compared to Second Quarter of Fiscal 2022

Net Sales

Net sales increased to $514.5 million in the second quarter of fiscal 2023 from $452.5 million in the second quarter of fiscal 2022, an increase of $62.0 million, or 13.7%.  The increase was the result of a comparable store sales increase of $34.3 million and an increase in non-comparable store sales of $27.7 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales increased 7.9% in the second quarter of fiscal 2023 compared with a 1.2% increase in the second quarter of fiscal 2022. The increase in comparable store sales consisted of an increase in the number of transactions.

Gross Profit and Gross Margin

Gross profit increased to $196.7 million in the second quarter of fiscal 2023 from $143.6 million in the second quarter of fiscal 2022, an increase of $53.1 million, or 37.0%. Gross margin increased 650 basis points to 38.2% in the second quarter of fiscal 2023 from 31.7% in the second quarter of fiscal 2022.  The increase in gross margin in the second quarter of fiscal 2023 is primarily due to favorable supply chain costs as well as higher merchandise margins.

Selling, General, and Administrative Expenses

SG&A increased to $134.6 million in the second quarter of fiscal 2023 from $118.5 million in the second quarter of fiscal 2022, an increase of $16.2 million, or 13.6%, primarily driven by higher selling expenses related to new store openings and higher incentive compensation. As a percentage of net sales, SG&A remained flat at 26.2%  in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, primarily the result of higher incentive compensation, offset by the leverage of fixed expenses on the increase in comparable store sales.

Pre-Opening Expenses

Pre-opening expenses decreased to $2.9 million in the second quarter of fiscal 2023 from $3.0 million in the second quarter of fiscal 2022 due to timing of new stores, partially offset by the impact of incremental investments in our store remodel program. We opened 6 and 11 new stores in the second quarters of fiscal 2023 and fiscal 2022, respectively.  As a percentage of net sales, pre-opening expenses decreased to 0.6% in the second quarter of fiscal 2023 from 0.7% in the second quarter of fiscal 2022.

Interest Income, Net

Net interest income was $3.4 million in the second quarter of fiscal 2023 compared with $0.1 million in the second quarter of fiscal 2022. The increase in interest income in the second quarter of fiscal 2023 is primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances compared to the second quarter of fiscal 2022.

Index
Income Tax Expense

Income tax expense increased to $13.8 million in the second quarter of fiscal 2023 compared to $2.6 million in the second quarter of fiscal 2022. The effective tax rates for the second quarters of fiscal 2023 and fiscal 2022 were 24.6% and 15.4%, respectively. The increase in the effective tax rate in the second quarter of fiscal 2023 was primarily due to a decrease in discrete tax benefits related to stock-based compensation and state tax rate changes. Discrete tax benefits totaled $0.5 million in the second quarter of fiscal 2023 compared to discrete tax benefits of $1.5 million in the second quarter of fiscal 2022.

Net Income

As a result of the foregoing, net income increased to $42.2 million in the second quarter of fiscal 2023 from $14.1 million in the second quarter of fiscal 2022, an increase of $28.1 million or 199.2%.

Adjusted EBITDA

Adjusted EBITDA increased to $64.0 million in the second quarter of fiscal 2023 from $25.9 million in the second quarter of fiscal 2022, an increase of $38.1 million, or 146.7%.

Year-to-Date Fiscal 2023 Compared to Year-to-Date Fiscal 2022

Net Sales

Net sales increased to $973.7 million in the twenty-six weeks ended July 29, 2023 from $859.1 million in the twenty-six weeks ended July 30, 2022, an increase of $114.5 million, or 13.3%.  The increase was the result of a comparable store sales increase of $52.3 million and an increase in non-comparable store sales of $62.2 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales increased 6.3% in the twenty-six weeks ended July 29, 2023 compared with a 8.5% decrease in the twenty-six weeks ended July 30, 2022. The increase in comparable store sales consisted of an increase in the number of transactions.

Gross Profit and Gross Margin

Gross profit increased to $375.3 million in the twenty-six weeks ended July 29, 2023 from $284.9 million in the twenty-six weeks ended July 30, 2022. Gross margin increased 530 basis points to 38.5% in the twenty-six weeks ended July 29, 2023 from 33.2% in the twenty-six weeks ended July 30, 2022.  The increase in gross margin in the twenty-six weeks ended July 29, 2023 is primarily due to favorable supply chain costs as well as higher merchandise margins, partially offset by the unfavorable impact of a higher mix of consumables in the quarter.

Selling, General, and Administrative Expenses

SG&A increased to $264.9 in the twenty-six weeks ended July 29, 2023 from $234.7 million in the twenty-six weeks ended July 30, 2022, an increase of $30.2 million, or 12.8%, primarily driven by higher selling expenses related to new store openings and higher incentive compensation. As a percentage of net sales, SG&A decreased 10 basis points to 27.2% in the twenty-six weeks ended July 29, 2023 from 27.3% in the twenty-six weeks ended July 30, 2022.  The decrease was primarily due to leverage of fixed expenses on the increase in comparable store sales, partially offset by higher levels of incentive compensation.

Pre-Opening Expenses

Pre-opening expenses increased to $6.2 million in the twenty-six weeks ended July 29, 2023 from $5.7 million in the twenty-six weeks ended July 30, 2022 due to the timing of new stores and incremental investments in our store remodel program.  During the twenty-six weeks ended July 29, 2023, we opened 15 new stores and closed one store. During the twenty-six weeks ended July 30, 2022, we opened 20 new stores and closed two stores, one in connection with a relocation.  As a percentage of net sales, pre-opening expenses decreased 10 basis points to 0.6% in the twenty-six weeks ended July 29, 2023 from 0.7% in the twenty-six weeks ended July 30, 2022.

Index
Interest Income, Net

Net interest income in the twenty-six weeks ended July 29, 2023 was $6.1 million compared with net interest income of $0.1 million in the twenty-six weeks ended July 30, 2022. The increase in interest income in the twenty-six weeks ended July 29, 2023 is primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances compared to the twenty-six weeks ended July 30, 2022.

Income Tax Expense

Income tax expense in the twenty-six weeks ended July 29, 2023 was $24.0 million compared to income tax expense of $7.1 million in the twenty-six weeks ended July 30, 2022. The effective tax rates for the twenty-six weeks ended July 29, 2023 and July 30, 2022 were 24.7% and 21.0%, respectively. The increase in the effective tax rate in the twenty-six weeks ended July 29, 2023 was primarily due to a decrease in discrete tax benefits related to stock-based compensation and state tax rate changes. Discrete tax benefits totaled $0.7 million in the twenty-six weeks ended July 29, 2023 compared to discrete tax benefits of $1.3 million in the twenty-six weeks ended July 30, 2022.

Net Income

As a result of the foregoing, net income increased to $73.2 million in the twenty-six weeks ended July 29, 2023 from $26.6 million in the twenty-six weeks ended July 30, 2022, an increase of $46.5 million or 174.8%.

Adjusted EBITDA

Adjusted EBITDA increased to $113.4 million in the twenty-six weeks ended July 29, 2023 from $52.2 million in the twenty-six weeks ended July 30, 2022, a increase of $61.3 million, or 117.4%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of July 29, 2023, we had $91.6 million available to borrow under our Revolving Credit Facility and $310.2 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $26.2 million and $14.0 million for capital expenditures during the second quarters of fiscal 2023 and fiscal 2022, respectively. For the twenty-six weeks ended July 29, 2023, we spent $45.2 million for capital expenditures compared to $23.7 million for the twenty-six weeks ended July 30, 2022. We expect to fund capital expenditures from cash on hand generated from operations. We opened 15 new stores and closed one store during the twenty-six weeks ended July 29, 2023, and we recently completed the expansion of our York, PA distribution center, which provides an additional 201,000 square feet of distribution capacity. We expect to open approximately 45 stores during fiscal 2023. Included in our plans is the construction of our fourth distribution center in Princeton, IL, as well as store-level initiatives at our existing stores, and general corporate capital expenditures, including information technology. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

During the twenty-six weeks ended July 29, 2023, we repurchased 492,280 shares of our common stock for $29.0 million, inclusive of transaction costs, pursuant to our share repurchase program. During the twenty-six weeks ended July 30, 2022, we repurchased 238,485 shares of our common stock for $10.0 million inclusive of transaction costs, pursuant to our share repurchase program. These expenditures are funded by cash generated from operations. As of July 29, 2023, we had $109.2 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:
	Twenty-six weeks ended
	July 29,	July 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$109,765	$3,955
Net cash used in investing activities	(113,558)	(23,503)
Net cash used in financing activities	(25,387)	(9,386)
Net decrease in cash and cash equivalents	$(29,180)	$(28,934)

Cash Provided by Operating Activities

Net cash provided by operating activities was $109.5 million for the twenty-six weeks ended July 29, 2023 as compared to $4.0 million for the twenty-six weeks ended July 30, 2022. The increase in net cash provided by operating activities for the twenty-six weeks ended July 29, 2023 was primarily due to timing of inventory receipts and payments and higher net income year over year.

Cash Used in Investing Activities

Net cash used in investing activities was $113.6 million for the twenty-six weeks ended July 29, 2023 as compared to $23.5 million for the twenty-six weeks ended July 30, 2022.  The increase in cash used in investing activities is primarily due to purchases of short-term investments of $160.7 million, in addition to an increase in capital expenditures in the current year, partially offset by maturities of short-term investments of $92.1 million.

Cash Used in Financing Activities

Net cash used in financing activities was $25.1 million for the twenty-six weeks ended July 29, 2023 as compared to $9.4 million for the twenty-six weeks ended July 30, 2022. The increase in cash used in financing activities is primarily due to shares repurchased in the twenty-six weeks ended July 29, 2023 of $26.1 million compared to shares repurchased of $10.0 million in the twenty-six weeks ended July 30, 2022.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of July 29, 2023, we had no outstanding variable rate debt.

As of July 29, 2023, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during twenty-six weeks ended July 29, 2023 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
April 30, 2023 through May 27, 2023	51,606	$60.28	51,606	$122,672,326
May 28, 2023 through July 1, 2023	200,296	$59.31	200,296	$110,743,029
July 2, 2023 through July 29, 2023	24,856	$61.40	24,856	$109,202,661
Total	276,758		276,758

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program resulting in $200.0 million approved for share repurchases through January 13, 2023. On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time. As of July 29, 2023, the Company had $109.2 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

Index
ITEM 5.	OTHER INFORMATION

During the thirteen weeks ended July 29, 2023, our Chief Financial Officer entered into a written plan for the purchase or sale of our securities through a broker that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

The material terms of this trading plan are set forth in the table below.

Director/Officer	Action & Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale?
Robert Helm, Senior Vice President and Chief Financial Officer	Adoption June 20, 2023	October 17, 2023	March 31, 2025	Common Stock	8,358	Sale

(1)
The plan is subject to earlier termination under certain circumstances specified in the plans, including upon the sale of all shares subject to the plan and upon either party to a plan giving notice of termination within the time prescribed under the plan.

(2)	Subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock.

Index
ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: August 31, 2023	/s/ Robert Helm

Robert Helm
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)