Form 10-Q
period 2023-10-28
Ollie's Bargain Outlet Holdings, Inc.
filed 2023-12-06
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 1, 2023 was 61,592,272.

Index

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net sales	$480,050	$418,072	$1,453,713	$1,277,220
Cost of sales	285,939	253,396	884,347	827,609
Gross profit	194,111	164,676	569,366	449,611
Selling, general, and administrative expenses	141,684	124,810	406,575	359,549
Depreciation and amortization expenses	7,065	5,872	20,203	16,698
Pre-opening expenses	6,293	4,462	12,443	10,142
Operating income	39,069	29,532	130,145	63,222
Interest income, net	(3,977)	(866)	(10,054)	(880)
Income before income taxes	43,046	30,398	140,199	64,102
Income tax expense	11,243	7,316	35,235	14,400
Net income	$31,803	$23,082	$104,964	$49,702
Earnings per common share:
Basic	$0.52	$0.37	$1.70	$0.79
Diluted	$0.51	$0.37	$1.69	$0.79
Weighted average common shares outstanding:
Basic	61,682	62,507	61,807	62,603
Diluted	62,068	62,751	62,110	62,810

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	October 28,	January 28,	October 29,
Assets	2023	2023	2022
Current assets:
Cash and cash equivalents	$159,555	$210,596	$182,104
Short-term investments	104,477	60,165	-
Inventories	532,370	470,534	523,728
Accounts receivable	1,973	2,374	1,363
Prepaid expenses and other current assets	7,184	10,627	7,157
Total current assets	805,559	754,296	714,352
Property and equipment, net of accumulated depreciation of $174,569, $150,386 and $142,789, respectively	230,203	175,947	170,133
Operating lease right-of-use assets	481,124	436,326	447,922
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,065	2,118	2,152
Total assets	$2,194,360	$2,044,096	$2,009,968
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$554	$430	$445
Accounts payable	105,440	90,204	83,210
Income taxes payable	592	3,056	-
Current portion of operating lease liabilities	94,899	88,636	81,589
Accrued expenses and other current liabilities	87,618	76,959	86,949
Total current liabilities	289,103	259,285	252,193
Revolving credit facility	-	-	-
Long-term debt	957	858	1,006
Deferred income taxes	70,899	70,632	65,418
Long-term portion of operating lease liabilities	393,027	351,251	373,228
Other long-term liabilities	-	1	1
Total liabilities	753,986	682,027	691,846
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,896, 66,672 and 66,665 shares issued, respectively	67	67	67
Additional paid-in capital	690,842	677,694	674,958
Retained earnings	1,091,476	986,512	933,424
Treasury - common stock, at cost; 5,299, 4,664 and 4,418 shares, respectively	(342,011)	(302,204)	(290,327)
Total stockholders’ equity	1,440,374	1,362,069	1,318,122
Total liabilities and stockholders’ equity	$2,194,360	$2,044,096	$2,009,968

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended October 28, 2023 and October 29, 2022
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of July 29, 2023	66,858	$67	(5,156)	$(331,198)	$686,438	$1,059,673	$1,414,980
Stock-based compensation expense	-	-	-	-	3,004	-	3,004
Proceeds from stock options exercised	36	-	-	-	1,464	-	1,464
Vesting of restricted stock	3	-	-	-	-	-	-
Common shares withheld for taxes	(1)	-	-	-	(64)	-	(64)
Shares repurchased	-	-	(143)	(10,813)	-	-	(10,813)
Net income	-	-	-	-	-	31,803	31,803
Balance as of October 28, 2023	66,896	$67	(5,299)	$(342,011)	$690,842	$1,091,476	$1,440,374

Balance as of July 30, 2022	66,652	$67	(4,054)	$(270,323)	$672,107	$910,342	$1,312,193
Stock-based compensation expense	-	-	-	-	2,590	-	2,590
Proceeds from stock options exercised	12	-	-	-	273	-	273
Vesting of restricted stock	1	-	-	-	-	-	-
Common shares withheld for taxes	-	-	-	-	(12)	-	(12)
Shares repurchased	-	-	(364)	(20,004)	-	-	(20,004)
Net income	-	-	-	-	-	23,082	23,082
Balance as of October 29, 2022	66,665	$67	(4,418)	$(290,327)	$674,958	$933,424	$1,318,122

	Thirty-nine weeks ended October 28, 2023 and October 29, 2022
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 28, 2023	66,672	$67	(4,664)	$(302,204)	$677,694	$986,512	$1,362,069
Stock-based compensation expense	-	-	-	-	9,008	-	9,008
Proceeds from stock options exercised	153	-	-	-	5,601	-	5,601
Vesting of restricted stock	96	-	-	-	-	-	-
Common shares withheld for taxes	(25)	-	-	-	(1,461)	-	(1,461)
Shares repurchased	-	-	(635)	(39,807)	-	-	(39,807)
Net income	-	-	-	-	-	104,964	104,964
Balance as of October 28, 2023	66,896	$67	(5,299)	$(342,011)	$690,842	$1,091,476	$1,440,374

Balance as of January 29, 2022	66,516	$67	(3,816)	$(260,372)	$664,293	$883,722	$1,287,710
Stock-based compensation expense	-	-	-	-	7,313	-	7,313
Proceeds from stock options exercised	115	-	-	-	3,866	-	3,866
Vesting of restricted stock	45	-	-	-	-	-	-
Common shares withheld for taxes	(11)	-	-	-	(514)	-	(514)
Shares repurchased	-	-	(602)	(29,955)	-	-	(29,955)
Net income	-	-	-	-	-	49,702	49,702
Balance as of October 29, 2022	66,665	$67	(4,418)	$(290,327)	$674,958	$933,424	$1,318,122

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-nine weeks ended
	October 28,	October 29,
	2023	2022
Cash Flows from Operating Activities:
Net income	$104,964	$49,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,272	20,964
Amortization of debt issuance costs	207	192
Gain on sale of assets	(304)	(280)
Deferred income tax provision	267	(761)
Stock-based compensation expense	9,008	7,313
Changes in operating assets and liabilities:
Inventories	(61,836)	(56,422)
Accounts receivable	478	9
Prepaid expenses and other assets	3,289	3,875
Accounts payable	18,942	(24,050)
Income taxes payable	(2,464)	(2,556)
Accrued expenses and other liabilities	13,038	2,993
Net cash provided by operating activities	110,861	979
Cash Flows from Investing Activities:
Purchases of property and equipment	(81,375)	(38,937)
Proceeds from sale of property and equipment	386	311
Purchases of short-term investments	(206,828)	-
Maturities of short-term investments	162,516	-
Net cash used in investing activities	(125,301)	(38,626)
Cash Flows from Financing Activities:
Repayments on finance leases	(857)	(623)
Proceeds from stock option exercises	5,524	3,866
Common shares withheld for taxes	(1,461)	(514)
Payment for shares repurchased	(39,807)	(29,955)
Net cash used in financing activities	(36,601)	(27,226)
Net decrease in cash and cash equivalents	(51,041)	(64,873)
Cash and cash equivalents, beginning of the period	210,596	246,977
Cash and cash equivalents, end of the period	$159,555	$182,104
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$321	$286
Income taxes	$37,452	$19,012
Non-cash investing activities:
Accrued purchases of property and equipment	$5,073	$7,192
Non-cash financing activities
Receivable from exercise of stock options	$77	$-

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 28, 2023 and October 29, 2022
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

Since its first store opened in 1982, the Company has grown to 505 retail locations in 30 states as of October 28, 2023. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the thirteen weeks ended October 28, 2023 and October 29, 2022 refer to the thirteen weeks from July 30, 2023 to October 28, 2023 and from July 31, 2022 to October 29, 2022, respectively.  References to the year-to-date periods ended October 28, 2023 and October 29, 2022 refer to the thirty-nine weeks from January 29, 2023 to October 28, 2023 and from January 30, 2022 to October 29, 2022, respectively. References to “2022” refer to the fiscal year ended January 28, 2023, references to “2023” refer to the fiscal year ending February 3, 2024, and references to “2024” refer to the fiscal year ending February 1, 2025.  Fiscal year 2022 consists of 52 weeks, fiscal year 2023 consists of 53-weeks, and fiscal year 2024 consists of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of October 28, 2023 and October 29, 2022, and the condensed consolidated statements of income and stockholders’ equity for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2023 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
October 28, 2023 and October 29, 2022
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

•	Level 3 inputs are unobservable, developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

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

As of October 28, 2023 and January 28, 2023, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of October 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$69,497	$-	$(833)	$68,664
Municipal bonds	34,980	-	(422)	34,558
Total	$104,477	$-	$(1,255)	$103,222

	As of January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$55,274	$-	$(83)	$55,191
Municipal bonds	4,891	-	(8)	4,883
Total	$60,165	$-	$(91)	$60,074

Short-term investment securities as of October 28, 2023 and January 28, 2023 all mature in one year or less.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 28, 2023 and October 29, 2022
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

	Thirty-nine weeks ended
	October 28,	October 29,
	2023	2022
	(in thousands)
Beginning balance	$8,130	$7,782
Revenue deferred	11,171	10,775
Revenue recognized	(9,865)	(10,786)
Ending balance	$9,436	$7,771

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

	Thirty-nine weeks ended
	October 28,	October 29,
	2023	2022
	(in thousands)
Beginning balance	$2,527	$2,291
Gift card issuances	3,097	3,112
Gift card redemption and breakage	(3,271)	(3,214)
Ending balance	$2,353	$2,189

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 28, 2023 and October 29, 2022
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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net income	$31,803	$23,082	$104,964	$49,702
Weighted average number of common shares outstanding - Basic	61,682	62,507	61,807	62,603
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	386	244	303	207
Weighted average number of common shares outstanding - Diluted	62,068	62,751	62,110	62,810
Earnings per common share - Basic	$0.52	$0.37	$1.70	$0.79
Earnings per common share - Diluted	$0.51	$0.37	$1.69	$0.79

The effect of the weighted average assumed exercise of stock options outstanding totaling 491,766 and 791,256 for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively, and 616,304 and 879,134 for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 570 and 43,159 for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively, and 15,569 and 41,427 for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

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
October 28, 2023 and October 29, 2022
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

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of October 28, 2023:

October 28,
2023
(in thousands)
Remainder of 2023	$21,213
2024	108,250
2025	89,975
2026	85,204
2027	73,050
Thereafter	180,155
Total undiscounted lease payments (1)	557,847
Less: Imputed interest	(69,921)
Total lease obligations	487,926
Less: Current obligations under leases	(94,899)
Long-term lease obligations	$393,027

(1)	Lease obligations exclude $13.0 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Thirty-nine weeks ended
	October 28,	October 29,
	2023	2022
	(dollars in thousands)
Cash paid for operating leases	$77,630	$70,157
Operating lease cost	77,100	70,656
Variable lease cost	9,182	7,649
Non-cash right-of-use assets obtained in exchange for lease obligations	52,108	48,083
Weighted-average remaining lease term	6.6 years	6.5 years
Weighted-average discount rate	3.8%	3.4%

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 28, 2023 and October 29, 2022
(Unaudited)
(5)	Commitments and Contingencies

Contingencies

Legal Matters

From time to time, the Company may be involved in claims and legal actions that arise in the ordinary course of its business. The Company cannot predict the outcome of any litigation or suit to which it is a party.  However, the Company does not believe that an unfavorable decision of any of the current claims or legal actions against it, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources.

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	October 28,	January 28,	October 29,
	2023	2023	2022
	(in thousands)
Compensation and benefits	$18,359	$14,751	$16,047
Deferred revenue	11,789	10,657	9,960
Insurance	11,316	9,141	11,209
Sales and use taxes	10,833	6,567	9,860
Advertising	6,959	6,582	7,247
Real estate	6,025	6,283	8,124
Freight	2,885	2,641	3,585
Other	19,452	20,337	20,917
	$87,618	$76,959	$86,949

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

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 28, 2023 and October 29, 2022
(Unaudited)
Under the terms of the Revolving Credit Facility, as of October 28, 2023, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of October 28, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, with $91.8 million of borrowing availability, outstanding letters of credit commitments of $7.9 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the thirty-nine weeks ended October 28, 2023.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of October 28, 2023, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including pro forma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The effective tax rates for the thirteen weeks ended October 28, 2023 and October 29, 2022 were 26.1% and 24.1%, respectively. The increase in the effective tax rates in the thirteen weeks ended October 28, 2023 was primarily due to a decrease in discrete tax benefits related to stock-based compensation, a decrease in tax credits, and state tax rate changes. Discrete tax expense totaled $0.1 million in the thirteen weeks ended October 28, 2023 compared to discrete tax benefits of $0.2 million in the thirteen weeks ended October 29, 2022.

The effective tax rates for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 were 25.1% and 22.5%, respectively. The increase in the effective tax rate in the thirty-nine weeks ended October 28, 2023 was primarily due to a decrease in discrete tax benefits related to stock-based compensation and state tax rate changes. Discrete tax benefits totaled $0.7 million in the thirty-nine weeks ended October 28, 2023 compared to discrete tax benefits of $1.5 million in the thirty-nine weeks ended October 29, 2022.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares, or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of October 28, 2023, there were 1,950,619 shares available for grant under the 2015 Plan.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 28, 2023 and October 29, 2022
(Unaudited)
Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirty-nine weeks ended October 28, 2023 follows:

			Weighted
		Weighted	average
		average	remaining
	Number	exercise	contractual
	of options	price	term (years)
Outstanding at January 28, 2023	1,209,251	$53.92
Granted	144,630	57.91
Forfeited	(47,380)	61.10
Exercised	(152,583)	36.71
Outstanding at October 28, 2023	1,153,918	56.40	6.9
Exercisable at October 28, 2023	596,980	56.94	5.7

The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended October 28, 2023 and October 29, 2022 was $29.07 and $20.62, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirty-nine weeks ended
	October 28,	October 29,
	2023	2022
Risk-free interest rate	3.36%	2.63%
Expected dividend yield	-	-
Expected life (years)	6.25	6.25 years
Expected volatility	47.16%	44.40%

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

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 28, 2023 and October 29, 2022
(Unaudited)
A summary of the Company’s RSU activity and related information for the thirty-nine weeks ended October 28, 2023 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Non-vested balance at January 28, 2023	276,278	$50.32
Granted	202,909	58.05
Forfeited	(24,804)	52.90
Vested	(96,226)	52.16
Non-vested balance at October 28, 2023	358,157	54.02

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general, and administrative expenses related to the Company’s equity incentive plans was $3.0 million and $2.6 million for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively, and $9.0 million and $7.3 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively.

As of October 28, 2023, there was $25.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years. Compensation costs related to awards are recognized using the straight-line method.

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

During the thirty-nine weeks ended October 28, 2023, the Company repurchased 634,733 shares of its common stock for $39.8 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures are funded by cash on hand. As of October 28, 2023, the Company had $98.4 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
October 28, 2023 and October 29, 2022
(Unaudited)
(11)	Transactions with Affiliated and Related Parties

During the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively, the Company purchased inventory of $1.2 million and $0.5 million from a subsidiary of Hillman Solutions, Inc. where John Swygert, President and Chief Executive Officer of Ollie’s, is a member of its Board of Directors.

(12)	Subsequent Events

On November 30, 2023, the Company’s Board of Directors authorized an extension to the existing share repurchase buyback program set to expire on December 15, 2023, extended to March 31, 2026. The plan is subject to extension or earlier termination by the Board at any time.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following year. References to “2024” refer to the 52-week period of February 4, 2024 to February 1, 2025. References to “2023” refer to the 53-week period of January 29, 2023 to February 3, 2024.  References to “2022” refer to the 52-week period of January 30, 2022 to January 28, 2023.  References to the “third quarter of fiscal 2023” and the “third quarter of fiscal 2022” refer to the thirteen weeks of July 30, 2023 to October 28, 2023 and July 31, 2022 to October 29, 2022, respectively.  Year-to-date periods ended October 28, 2023 and October 29, 2022 refer to the thirty-nine weeks of January 29, 2023 to October 28, 2023 and January 30, 2022 to October 29, 2022, respectively. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 505 stores located in 30 states as of October 28, 2023, opening our 500th store in Iowa City, IA, our 30th state during the quarter.

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

We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

•	expanding the capacity of our distribution centers to their current 2.4 million square feet and constructing a fourth distribution center in Princeton, IL; and

•	investing in information technology, accounting, and warehouse management systems.

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

Index
While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database.  In addition, we plan to continue to manage our selling, general, and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our strong expense control discipline.

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

Store Openings and Closings

We opened 23 new stores in the third quarter of fiscal 2023 and opened 15 new stores and closed one store in the third quarter of fiscal 2022. We opened 38 new stores and closed one store in the thirty-nine weeks ended October 28, 2023 and opened 35 new stores and closed three stores, one in connection with a relocation, in the thirty-nine weeks ended October 29, 2022.

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

We derived the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$480,050	$418,072	$1,453,713	$1,277,220
Cost of sales	285,939	253,396	884,347	827,609
Gross profit	194,111	164,676	569,366	449,611
Selling, general and administrative expenses	141,684	124,810	406,575	359,549
Depreciation and amortization expenses	7,065	5,872	20,203	16,698
Pre-opening expenses	6,293	4,462	12,443	10,142
Operating income	39,069	29,532	130,145	63,222
Interest income, net	(3,977)	(866)	(10,054)	(880)
Income before income taxes	43,046	30,398	140,199	64,102
Income tax expense	11,243	7,316	35,235	14,400
Net income	$31,803	$23,082	$104,964	$49,702
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6	60.6	60.8	64.8
Gross profit	40.4	39.4	39.2	35.2
Selling, general and administrative expenses	29.5	29.9	28.0	28.2
Depreciation and amortization expenses	1.5	1.4	1.4	1.3
Pre-opening expenses	1.3	1.1	0.9	0.8
Operating income	8.1	7.1	9.0	4.9
Interest income, net	(0.8)	(0.2)	(0.7)	(0.1)
Income before income taxes	9.0	7.3	9.6	5.0
Income tax expense	2.3	1.7	2.4	1.1
Net income	6.6%	5.5%	7.2%	3.9%
Select operating data:
New store openings	23	15	38	35
Number of closed stores	—	(1)	(1)	(3)
Number of stores open at end of period	505	463	505	463
Average net sales per store (2)	$970	$915	$3,014	$2,864
Comparable stores sales change	7.0%	1.9%	6.5%	(5.4)%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
	( dollars in thousands)
Net income	$31,803	$23,082	$104,964	$49,702
Interest expense (income), net	(3,977)	(866)	(10,054)	(880)
Depreciation and amortization expenses (1)	9,051	7,362	25,417	21,123
Income tax expense	11,243	7,316	35,235	14,400
EBITDA	48,120	36,894	155,562	84,345
Non-cash stock-based compensation expense	3,004	2,590	9,008	7,313
Adjusted EBITDA	$51,124	$39,484	$164,570	$91,658

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Third Quarter of Fiscal 2023 Compared to Third Quarter of Fiscal 2022

Net Sales

Net sales increased to $480.1 million in the third quarter of fiscal 2023 from $418.1 million in the third quarter of fiscal 2022, an increase of $62.0 million, or 14.8%.  The increase was the result of an increase in non-comparable store sales of $33.9 million and comparable store sales increase of $28.1 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales increased 7.0% in the third quarter of fiscal 2023 compared with a 1.9% increase in the third quarter of fiscal 2022. The increase in comparable store sales consisted of an increase in the number of transactions and average transaction size.

Gross Profit and Gross Margin

Gross profit increased to $194.1 million in the third quarter of fiscal 2023 from $164.7 million in the third quarter of fiscal 2022, an increase of $29.4 million, or 17.9%. Gross margin increased 100 basis points to 40.4% in the third quarter of fiscal 2023 from 39.4% in the third quarter of fiscal 2022.  The increase in gross margin in the third quarter of fiscal 2023 is primarily due to favorable supply chain costs partially offset by lower merchandise margins related to shrink and merchandise mix.

Selling, General, and Administrative Expenses

SG&A increased to $141.7 million in the third quarter of fiscal 2023 from $124.8 million in the third quarter of fiscal 2022, an increase of $16.9 million, or 13.5%, primarily driven by higher selling expenses related to new store openings and higher incentive compensation. As a percentage of net sales, SG&A leveraged 40 basis points to 29.5% in the third quarter of fiscal 2023 compared to 29.9% in the third quarter of fiscal 2022, primarily the result of leverage of fixed expenses on the increase in comparable store sales, partially offset by higher incentive compensation.

Pre-Opening Expenses

Pre-opening expenses increased to $6.3 million in the third quarter of fiscal 2023 from $4.5 million in the third quarter of fiscal 2022 due to timing of new stores. We opened 23 and 15 new stores in the third quarters of fiscal 2023 and fiscal 2022, respectively.  As a percentage of net sales, pre-opening expenses increased to 1.3% in the third quarter of fiscal 2023 from 1.1% in the third quarter of fiscal 2022.

Index
Interest Income, Net

Net interest income was $4.0 million in the third quarter of fiscal 2023 compared with $0.9 million in the third quarter of fiscal 2022. The increase in interest income in the third quarter of fiscal 2023 is primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances compared to the third quarter of fiscal 2022.

Income Tax Expense

Income tax expense increased to $11.2 million in the third quarter of fiscal 2023 compared to $7.3 million in the third quarter of fiscal 2022. The effective tax rates for the third quarters of fiscal 2023 and fiscal 2022 were 26.1% and 24.1%, respectively. The increase in the effective tax rate in the third quarter of fiscal 2023 was primarily due to a decrease in discrete tax benefits related to stock-based compensation, tax credits, and state tax rate changes. Discrete tax expense totaled $0.1 million in the third quarter of fiscal 2023 compared to discrete tax benefits of $0.2 million in the third quarter of fiscal 2022.

Net Income

As a result of the foregoing, net income increased to $31.8 million in the third quarter of fiscal 2023 from $23.1 million in the third quarter of fiscal 2022, an increase of $8.7 million or 37.8%.

Adjusted EBITDA

Adjusted EBITDA increased to $51.1 million in the third quarter of fiscal 2023 from $39.5 million in the third quarter of fiscal 2022, an increase of $11.6 million, or 29.5%.

Year-to-Date Fiscal 2023 Compared to Year-to-Date Fiscal 2022

Net Sales

Net sales increased to $1.454 billion in the thirty-nine weeks ended October 28, 2023 from $1.277 billion in the thirty-nine weeks ended October 29, 2022, an increase of $176.5 million, or 13.8%.  The increase was the result of an increase in non-comparable store sales of $96.1 million and comparable store sales increase of $80.4 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales increased 6.5% in the thirty-nine weeks ended October 28, 2023 compared with a 5.4% decrease in the thirty-nine weeks ended October 29, 2022. The increase in comparable store sales consisted of an increase in the number of transactions and average transaction size.

Gross Profit and Gross Margin

Gross profit increased to $569.4 million in the thirty-nine weeks ended October 28, 2023 from $449.6 million in the thirty-nine weeks ended October 29, 2022. Gross margin increased 400 basis points to 39.2% in the thirty-nine weeks ended October 28, 2023 from 35.2% in the thirty-nine weeks ended October 29, 2022.  The increase in gross margin in the thirty-nine weeks ended October 28, 2023 is primarily due to favorable supply chain costs as well as higher merchandise margins, partially offset by higher shrink.

Selling, General, and Administrative Expenses

SG&A increased to $406.6 in the thirty-nine weeks ended October 28, 2023 from $359.5 million in the thirty-nine weeks ended October 29, 2022, an increase of $47.1 million, or 13.1%, primarily driven by higher selling expenses related to new store openings and higher incentive compensation. As a percentage of net sales, SG&A decreased 20 basis points to 28.0% in the thirty-nine weeks ended October 28, 2023 from 28.2% in the thirty-nine weeks ended October 29, 2022.  The decrease was primarily due to leverage of fixed expenses on the increase in comparable store sales, partially offset by higher levels of incentive compensation.

Index
Pre-Opening Expenses

Pre-opening expenses increased to $12.4 million in the thirty-nine weeks ended October 28, 2023 from $10.1 million in the thirty-nine weeks ended October 29, 2022 due to the timing of new stores and incremental investments in our store remodel program.  During the thirty-nine weeks ended October 28, 2023, we opened 38 new stores and closed one store. During the thirty-nine weeks ended October 29, 2022, we opened 35 new stores, and closed three stores, two in connection with relocations.  As a percentage of net sales, pre-opening expenses increased 10 basis points to 0.9% in the thirty-nine weeks ended October 28, 2023 from 0.8% in the thirty-nine weeks ended October 29, 2022.

Interest Income, Net

Net interest income in the thirty-nine weeks ended October 28, 2023 was $10.1 million compared with net interest income of $1.0 million in the thirty-nine weeks ended October 29, 2022. The increase in interest income in the thirty-nine weeks ended October 28, 2023 is primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances compared to the thirty-nine weeks ended October 29, 2022.

Income Tax Expense

Income tax expense in the thirty-nine weeks ended October 28, 2023 was $35.2 million compared to income tax expense of $14.4 million in the thirty-nine weeks ended October 29, 2022. The effective tax rates for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 were 25.1% and 22.5%, respectively. The increase in the effective tax rate in the thirty-nine weeks ended October 28, 2023 was primarily due to a decrease in discrete tax benefits related to stock-based compensation and state tax rate changes. Discrete tax benefits totaled $0.7 million in the thirty-nine weeks ended October 28, 2023 compared to discrete tax benefits of $1.5 million in the thirty-nine weeks ended October 29, 2022.

Net Income

As a result of the foregoing, net income increased to $105.0 million in the thirty-nine weeks ended October 28, 2023 from $49.7 million in the thirty-nine weeks ended October 29, 2022, an increase of $55.3 million or 111.2%.

Adjusted EBITDA

Adjusted EBITDA increased to $164.6 million in the thirty-nine weeks ended October 28, 2023 from $91.7 million in the thirty-nine weeks ended October 29, 2022, an increase of $72.9 million, or 79.5%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of October 28, 2023, we had $91.8 million available to borrow under our Revolving Credit Facility and $264.0 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store remodels, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $36.1 million and $15.2 million for capital expenditures during the third quarters of fiscal 2023 and fiscal 2022, respectively. For the thirty-nine weeks ended October 28, 2023, we spent $81.4 million for capital expenditures compared to $38.9 million for the thirty-nine weeks ended October 29, 2022. We expect to fund capital expenditures from cash on hand generated from operations. We opened 23 new stores during the thirty-nine weeks ended October 28, 2023, and we recently completed the expansion of our York, PA distribution center, which provides an additional 201,000 square feet of distribution capacity. We expect to open approximately 45 stores during fiscal 2023. Included in our plans is the construction of our fourth distribution center in Princeton, IL, as well as store-level initiatives at our existing stores, and general corporate capital expenditures, including information technology. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

Index
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

During the thirty-nine weeks ended October 28, 2023, we repurchased 634,733 shares of our common stock for $39.8 million, inclusive of transaction costs, pursuant to our share repurchase program. During the thirty-nine weeks ended October 29, 2022, we repurchased 602,805 shares of our common stock for $30.0 million inclusive of transaction costs, pursuant to our share repurchase program. These expenditures are funded by cash generated from operations. As of October 28, 2023, we had $98.4 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Thirty-nine weeks ended
	October 28,	October 29,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$110,861	$979
Net cash used in investing activities	(125,301)	(38,626)
Net cash used in financing activities	(36,601)	(27,226)
Net decrease in cash and cash equivalents	$(51,041)	$(64,873)

Cash Provided by Operating Activities

Net cash provided by operating activities was $110.9 million for the thirty-nine weeks ended October 28, 2023 as compared to $1.0 million for the thirty-nine weeks ended October 29, 2022. The increase in net cash provided by operating activities for the thirty-nine weeks ended October 28, 2023 was primarily due to higher net income year over year and timing of inventory receipts and payments.

Cash Used in Investing Activities

Net cash used in investing activities was $125.3 million for the thirty-nine weeks ended October 28, 2023 as compared to $38.6 million for the thirty-nine weeks ended October 29, 2022.  The increase in cash used in investing activities is primarily due to purchases of short-term investments of $206.8 million, in addition to an increase in capital expenditures in the current year, partially offset by maturities of short-term investments of $162.5 million.

Cash Used in Financing Activities

Net cash used in financing activities was $36.6 million for the thirty-nine weeks ended October 28, 2023 as compared to $27.3 million for the thirty-nine weeks ended October 29, 2022. The increase in cash used in financing activities is primarily due to shares repurchased in the thirty-nine weeks ended October 28, 2023 of $39.8 million compared to shares repurchased of $30.0 million in the thirty-nine weeks ended October 29, 2022.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of October 28, 2023, we had no outstanding variable rate debt.

As of October 28, 2023, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during thirteen weeks ended October 28, 2023 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
July 30, 2023 through August 26, 2023	—	$-	—	$109,202,661
August 27, 2023 through September 30, 2023	57,701	$76.72	57,701	$104,735,227
October 1, 2023 through October 28, 2023	84,752	$74.25	84,752	$98,389,572
Total	142,453		142,453

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program resulting in $200.0 million approved for share repurchases through January 13, 2023. On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. Shares under both authorizations may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. In addition, the authorizations are subject to extension or earlier termination by the Board of Directors at any time. As of October 28, 2023, the Company had $98.4 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

Index
ITEM 5.	OTHER INFORMATION

During the thirteen weeks ended October 28, 2023, our executives entered into or modified written plans for the purchase or sale of our securities through a broker that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

The material terms of these trading plans are set forth in the table below.

Director/Officer	Action & Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale?
Robert Helm, Senior Vice President and Chief Financial Officer	Modification September 13, 2023	December 13, 2023	March 31, 2025	Common Stock	6,959 (3)	Sale
John Swygert, President and Chief Executive Officer	Adoption October 2, 2023	January 2, 2024	October 2, 2024	Common Stock	44,688 (3)	Sale
Eric van der Valk, Executive Vice President and Chief Operating Officer	Adoption September 15, 2023	December 15, 2023	September 16, 2024	Common Stock	12,061 (3)	Sale
Larry Kraus, Vice President and Chief Information Officer	Adoption September 8, 2023	December 8, 2023	December 8, 2024	Common Stock	13,829	Sale
Kevin McLain, Senior Vice President and General Merchandise Manager	Adoption September 1, 2023	December 1, 2023	September 1, 2024	Common Stock	11,540	Sale

(1)
The plan is subject to earlier termination under certain circumstances specified in the plans, including upon the sale of all shares subject to the plan and upon either party to a plan giving notice of termination within the time prescribed under the plan.

(2)	Subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock.
(3)
The actual number of shares subject to be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy certain costs and tax withholding obligations arising from the vesting of such awards and is not yet determinable.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 6, 2023	/s/ Robert Helm

Robert Helm
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)