Form 10-K
period 2024-02-03
Ollie's Bargain Outlet Holdings, Inc.
filed 2024-03-27
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 28, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price per share as reported by the NASDAQ Stock Market LLC on such date, was approximately $4.4 billion. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of federal securities laws.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 22, 2024 was 61,366,747.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of the 2023 fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, capital market conditions, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, supply chain developments, legislation, national trade policy, and the following:

•	our failure to adequately procure and manage our inventory, anticipate consumer demand, or achieve favorable product margins;
•	changes in consumer confidence and spending;
•	risks associated with our status as a “brick and mortar only” retailer;
•	risks associated with intense competition;
•	our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all;
•	fluctuations in comparable store sales and results of operations, including on a quarterly basis;
•	factors such as inflation, cost increases and energy prices;
•	the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods;
•	our inability to operate our stores due to civil unrest and related protests or disturbances;
•	our failure to properly hire and to retain key personnel and other qualified personnel;
•	changes in market levels of wages;
•	risks associated with cybersecurity events, and the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail;
•	our inability to obtain favorable lease terms for our properties;
•	the failure to timely acquire, develop, open and operate, or the loss of, disruption or interruption in the operations of, any of our centralized distribution centers;
•	risks associated with our lack of operations in the growing online retail marketplace;
•	risks associated with litigation, the expense of defense, and potential for adverse outcomes;
•	our inability to successfully develop or implement our marketing, advertising and promotional efforts;
•	the seasonal nature of our business;
•	risks associated with natural disasters, whether or not caused by climate change;
•	outbreak of viruses, global health epidemics, pandemics, or widespread illness;
•	changes in government regulations, procedures and requirements; and
•	our ability to service indebtedness and to comply with our financial covenants.

See “Item 1A. Risk Factors” for a further description of these and other factors. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report on Form 10-K. Any forward-looking statement made by us in this annual report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and Securities and Exchange Commission (“SEC”) filings.

Index
Ollie’s Bargain Outlet Holdings, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year.  References to “2023,” “2022” and “2021” represent the 2023 fiscal year ended February 3, 2024, the 2022 fiscal year ended January 28, 2023, and the 2021 fiscal year ended January 29, 2022, respectively.  2023 consisted of 53-weeks and each of 2022 and 2021 consisted of 52-weeks. References to “2024” refer to the 52-week fiscal year ending February 1, 2025.

In this report, the terms “Ollie’s,” the “Company,” “we,” “us” or “our” mean Ollie’s Bargain Outlet Holdings, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.

PART I

Item 1.	Business.

Our company

Ollie’s is America’s largest retailer of closeout merchandise and excess inventory. Our stores sell name brand household related items that consumers use in their everyday lives at prices that are typically 20% to 70% below traditional retailers.  Known for our assortment of products offered as “Good Stuff Cheap,” we offer customers a broad selection of brand name products, including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys and electronics. Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage, and advertising campaigns. These attributes have driven our rapid growth and strong and consistent store performance.

Ollie’s was founded based on the idea that “everyone in America loves a bargain.” Since opening our first store in Mechanicsburg, PA in 1982, Ollie’s has been offering customers high quality brand name products at drastically reduced prices through the buying and selling of closeout merchandise and excess inventory. Our store base has grown organically by backfilling existing markets and leveraging our brand awareness, marketing, and infrastructure to expand into new markets in contiguous states. We have grown to 512 stores in 30 states as of February 3, 2024. Our no-frills, “semi-lovely” warehouse style stores average approximately 33,000 square feet and generate consistently strong financial returns across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We recently completed our latest Real Estate feasibility study, which utilizes population and demographic data to look at store count and density across a changing United States landscape. The migration trend out of larger metropolitan areas and into rural suburban areas is a positive trend for Ollie’s and our latest analysis concludes that we could operate as many as 1,300 stores nationwide, up from a previous target of 1,050.

The closeout industry is large, highly fragmented, and growing. Fueling the growth is the consolidation of retailers and manufacturers around the globe. Larger retailers are being supplied by larger manufacturers and this is leading to larger order and product flows. In addition, manufacturers are constantly developing and introducing new products, new packaging, and working around endless changes and disruptions in the marketplace and supply chain. This is driving growth in the number of products being offered for sale by manufacturers at closeout type of prices. At the same time, the retail side of the closeout industry is highly fragmented, with many independent operators and small format stores.

Index
Our constantly changing merchandise assortment is procured by a highly experienced merchant team, who leverage deep, long-standing relationships with hundreds of major manufacturers, wholesalers, distributors, brokers, and retailers. These relationships enable our merchant team to find and select only the best buys from a broad range of brand name closeout product offerings and to pass drastically reduced prices along to our customers. As we grow, we believe our increased scale has provided and will continue to provide us with even greater access to brand name products as larger manufacturers seek larger buyers capable of acquiring an entire deal. Our merchant team augments these deals with directly sourced products, including Ollie’s own private label brands and other products exclusive to Ollie’s.

Our business model has produced consistently strong growth and financial performance. From 2019 through 2023:

•	Our store base expanded from 345 stores to 512 stores, a compound annual growth rate, or CAGR, of 10.4% and we entered five new states;

•	Comparable store sales grew at an average rate of 1.0% per year; and

•	Net sales increased from $1.408 billion to $2.103 billion, a CAGR of 10.5%.

(1) 2023 consisted of 53 weeks compared with 52 weeks in the prior-year periods.

Our competitive strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth:

“Good Stuff Cheap”—Ever changing product assortment at drastically reduced prices.    Our stores offer something for everyone across a diverse range of merchandise categories at prices typically 20 to 70% off traditional retailers. Our product assortment frequently changes based on the wide variety of deals available from the hundreds of brand name suppliers we have relationships with. We augment these opportunistic deals on brand name merchandise with directly-sourced unbranded products or those under our own private label brands and exclusively licensed recognizable brands and celebrity names. Brand name closeout merchandise represented approximately 65% and non-closeout goods and private label products collectively represented approximately 35% of the retail value of our 2023 merchandise purchases.  Our treasure hunt shopping environment and slogan “when it’s gone, it’s gone” help to instill a “shop now” sense of urgency that encourages frequent customer visits.

Index
Our growing scale and highly experienced and disciplined merchant team.    Since our founding in 1982, Ollie’s has been offering customers high quality brand name products at drastically reduced prices through the buying and selling of closeout merchandise and excess inventory. As we grow, we believe our increased scale provides us with even greater access to brand name closeout products as larger manufacturers seek larger buyers. Our merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. We have been doing business with our top 15 suppliers for an average of over 15 years.  Our well-established relationships with our suppliers, together with our scale, buying power, financial credibility and responsiveness, often make Ollie’s the first call for available deals. Our direct relationships with our suppliers have increased as we have grown and we continuously strive to broaden our supplier network. These factors provide us with increased access to goods, which enable us to be more selective in our deal-making and, we believe, help us provide compelling value and assortment of goods to our customers and fuel our continued profitable growth.

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

Extremely loyal “Ollie’s Army” customer base.    Our best customers are members of our Ollie’s Army customer loyalty program, which stands at 14.0 million members as of February 3, 2024.  For 2023, over 80% of our sales were from Ollie’s Army members, and we grew our base of loyal members by 5.9% in 2023. Ollie’s Army members spend approximately 40% more per shopping trip at Ollie’s than non-members.  We identify our target customer as “anyone age 25 or older with a wallet or a purse” seeking a great bargain.

Strong and consistent store model built for growth.    We employ a proven new store model that generates strong cash flow, consistent financial results and attractive returns on investment. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. New stores have consistently opened strong, with higher net sales in their first 12 months of operations, than average existing stores due to the brand excitement surrounding grand openings and produced an average payback period of approximately two years. We believe that our consistent store performance, strategically-located distribution centers, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

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

Index
Our growth strategy

We plan to continue to drive growth in sales and profitability by executing on the following strategies:

Grow our store base.  We believe our compelling value proposition and the success of our stores across a broad range of geographic regions, population densities, and demographic groups create a significant opportunity to profitably increase our store count. Our internal estimates and third-party research conducted by Hoffman Strategy Group indicate the potential for more than 1,300 national locations. Our new store real estate model is flexible and focuses predominately on second generation sites ranging in size from 25,000 to 35,000 square feet. We believe there is an ample supply of suitable low-cost, second generation real estate to allow us to infill within our existing markets as well as to expand into new, contiguous geographies. This approach leverages our distribution infrastructure, field management team, store management, marketing investments and brand awareness. We expect our new store openings to be the primary driver of our continued, consistent growth in sales and profitability.

Increase our offerings of great bargains.    We will continue to enhance our supplier relationships and develop additional sources to acquire brand name closeout products for our customers. Our direct buying relationships with many major manufacturers, wholesalers, distributors, brokers, and retailers provide us with significant opportunities to expand our ever-changing assortment of brand name closeout merchandise at extreme values.  As we continue to grow, we believe our increased scale will provide us with even greater access to brand name closeout products as major manufacturers seek a single buyer to acquire an entire deal. We plan to further invest in our merchandising team in order to expand and enhance our sourcing relationships and product categories, which we expect will drive shopping frequency and increase customer spending.

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

Our merchandise

Strategy

We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. Our ever-changing assortment of “Good Stuff Cheap” includes brand name closeout merchandise from leading manufacturers. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer. Brand name closeout merchandise represented approximately 65% and non-closeout goods and private label products collectively represented approximately 35% of the retail value of our 2023 merchandise purchases.  We believe our compelling value proposition and the unique nature of our merchandise offerings have fostered our customer appeal across a variety of demographics and socioeconomic profiles.

Index
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

The common element of our dynamic merchandise selection is the consistent delivery of great deals to our customers, with products offered at prices typically 20 to 70% off traditional retailers. Our product price tags allow customers to compare our competitor’s price against Ollie’s price to further highlight the savings they can realize by shopping at our stores.

Product mix

Examples of our product offerings include:

•
Housewares: cooking utensils, dishes, appliances, plastic containers, cutlery, storage and garbage bags, detergents and cleaning supplies, cookware and glassware, candles, hardware, frames, and giftware;

•	Bed and bath: household goods including bedding, towels, curtains, and associated hardware;
•	Food: packaged food including coffee, bottled non-carbonated beverages, salty snacks, candy, condiments, sauces, spices, dry pasta, canned goods, cereal, and cookies;
•	Floor coverings: laminate flooring, commercial and residential carpeting, area rugs, and floor mats;
•	Books and stationery: novels, children’s, how-to, business, cooking, inspirational and coffee table books, greeting cards and various office supplies, and party goods;
•	Electronics: home electronics, cellular accessories, and as seen on television;
•	Toys: dolls, action figures, puzzles, educational toys, board games, and other related items;
•	Health and beauty aids: personal care, hair care, oral care, health and wellness, over-the-counter medicine, first aid, sun care, and personal grooming;
•	Seasonal: summer furniture, air conditioners, fans and space heaters, and lawn & garden; and
•	Other: clothing, sporting goods, pet products, luggage, and automotive.

The following table shows the breakdown of our product offerings as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	2023	2022	2021
Consumables	23.8%	21.6%	19.8%
Home	35.7%	38.3%	39.8%
Seasonal	18.7%	17.8%	18.1%
Other	21.8%	22.3%	22.3%
Total	100.0%	100.0%	100.0%

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

Brand name closeout merchandise

Brand name closeout merchandise represented approximately 65% of the retail value of our 2023 merchandise purchases.  Our focus is to provide huge savings to our customers primarily through brand name products across a broad range of merchandise. Our experienced merchant team purchases deeply discounted, branded or closeout merchandise primarily from manufacturers, retailers, distributors, and brokers. This merchandise includes overstocks, discontinued merchandise, package changes, cancelled orders, excess inventory and buybacks from retailers, and major manufacturers.

Non-closeout goods/private label

Non-closeout and private label products collectively represented approximately 35% of the retail value of our 2023 merchandise purchases.  We augment the breadth of our brand name merchandise with non-closeout and private label merchandise. In categories where the consumer is not as brand conscious, such as food, home textiles, and furniture, or when we may not be offering a current brand name merchandise deal, we will buy deeply discounted unbranded merchandise. These extreme value offerings are mixed in the stores with our brand name merchandise. We also have a variety of domestic and direct-import private label merchandise and exclusive products sold under numerous brands. These high-quality products are developed in key categories such as housewares and are designed to create brand-like excitement and complement our brand name merchandise. We also have licenses for private label products that use recognizable celebrity names or brand names. We routinely evaluate the quality and condition of these private label goods to ensure that we are delivering our customer a high-quality product at a great price.

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

 Currently, we distribute approximately 95% of our merchandise from our distribution centers in York, PA, which completed a 201,000 square feet expansion in the beginning of fiscal 2023 (804,000 square feet), Commerce, GA (962,000 square feet), and Lancaster, TX (615,000 square feet).

During the first quarter of fiscal 2023, the Company purchased a parcel of land in Princeton, Illinois for its fourth distribution center and broke ground on construction of the 615,000 square feet facility in April 2023, the distribution center is expected to be operational in the second half of fiscal 2024.

With the expansion of our York, PA distribution center and the addition of our fourth distribution center, we believe our distribution capabilities will support up to 750 stores.

Our stores

As of February 3, 2024, we operated 512 stores, averaging approximately 33,000 square feet, across 30 contiguous states in the eastern half of the United States. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We have successfully opened stores in five new states since 2019, highlighting the portability of our new store model.

In fiscal 2022, the Company implemented an ongoing store improvement initiative to provide our customers with an updated shopping experience, which showcases our tremendous value and the amazing deals we offer in an organized and easy to navigate store format. We have remodeled 56 stores to date and 35 stores in fiscal 2023 and continue to see a sales uplift in newly remodeled locations.  With a relatively low upfront investment, our remodels have produced on average a payback period of approximately two years.

The following map shows the number of stores in each of the states in which we operated as of February 3, 2024:

VT 1
29
3
RI 1
CT 3
20
51
NJ 9
1
10
21
38
DE 1
7
MD 13
28
9
5
20
34
22
10
16
6
35
8
21
38
16
36

Index
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

Expansion opportunities and site selection

We believe we can profitably expand our store count on a national scale to more than 1,300 locations based on internal estimates and third party research conducted by Hoffman Strategy Group. Our disciplined real estate strategy focuses on infilling existing geographies as well as expanding into contiguous markets in order to leverage our distribution infrastructure, field management team, store management, marketing investments and brand awareness.

We maintain a pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	2023	2022	2021
Stores open at beginning of year	468	431	388
Stores opened	45	40	46
Stores closed	(1)	(3)	(3)
Stores open at end of year	512	468	431

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

We believe there is an ample supply of suitable low-cost, second-generation real estate allowing us to infill within our existing markets as well as to expand into new, contiguous geographies. By focusing on key characteristics such as proximity to the nearest Ollie’s store, ability to leverage distribution infrastructure, visibility, traffic counts, population densities of at least 40,000 people within ten miles and low rent per square foot, we have developed a new store real estate model that has consistently delivered attractive returns on invested capital.

Our strong unit growth is supported by our predictable and compelling new store model. We target a store size between 25,000 to 35,000 square feet and an average initial cash investment of approximately $1.0 million,  which includes store fixtures and equipment, store-level and distribution center inventory (net of payables) and pre-opening expenses. With our relatively low investment costs and strong new store opening performance, we target first-year annual new store sales of approximately $4.0 million.  New stores have consistently opened strong, with higher net sales in their first 12 months of operations, than average existing stores due to brand excitement surrounding grand openings and produced an average payback period of approximately two years. We believe that our consistent store performance, corporate infrastructure, including our distribution centers, and disciplined approach to site selection support the portability and predictability of our new unit growth strategy.

Index
Store-level management and training

Our Vice President of Store Operations oversees all store activities. Our stores are grouped into five regions, divided generally along geographic lines. We employ regional directors, who have responsibility for the day-to-day operations of the stores in their region. Reporting to the regional directors are district team leaders and market team leaders who each manage a group of stores in their markets. At the store level, the leadership team consists of a store team leader and potentially a co-team leader and/or an assistant team leader, who supervise the full and part-time associated within the store.

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

We tailor our marketing mix and strategy for each market, deal or promotion. We primarily use the following forms of marketing and advertising:

•
Print and direct mail: During 2023, we distributed over 650 million highly recognizable flyers. Our flyers are typically distributed semi-monthly, for a total of 22 times per year, with increased frequency in peak shopping periods, and serve as the foundation of our marketing strategy to remain top of mind with our shoppers. They highlight current deals to create shopping urgency and drive traffic and increase frequency of store visits;

•
Television and radio: We selectively utilize creative television/over the top television (“OTT”) and radio advertising campaigns in targeted markets throughout the year, to create brand awareness and support new store openings;

•
Charity and community events: We are dedicated to maintaining a visible presence in the communities in which our stores are located through the sponsorship of charitable organizations such as Feeding America, Toys for Tots, Children’s Miracle Network, and the Cal Ripken, Sr. Foundation. We believe supporting these organizations promotes our brand, underscores our values and builds a sense of community; and

•
Digital marketing and social media: We maintain an active online presence and promote our brand through our website, our mobile app, and digital and social media platforms, including influencers across TikTok, Instagram, YouTube and Facebook. We also utilize targeted email marketing to highlight our latest brand name offerings and drive traffic to our stores.

Index
Ollie’s Army

Our customer loyalty program, Ollie’s Army, stands at 14.0 million members as of February 3, 2024, an increase of 5.9% from 2022. In 2023, Ollie’s Army members accounted for over 82% of net sales and spent approximately 40% more per shopping trip, on average, than non-members.  Consistent with our marketing strategy, we engage new and existing Ollie’s Army members through the use of witty phrases and signage; examples include “Enlist in Ollie’s Army today,” “become one of the few, the cheap, the proud” and “Ollie’s Army Boot Camp…all enlistees will receive 15% off their next purchase.” Throughout the year, for every $250 Ollie’s Army members spend, they receive a coupon for 10% off their next entire purchase.  Ollie’s Army ‘ranks’ are another savings opportunity for members.  For the first $250 and $500 members spend in a calendar year, they receive a coupon for 20% and 30% off of one item, respectively.  Historically, Ollie’s Army members have demonstrated high redemption rates for promotional activities exclusive to Ollie’s Army members, such as our Valentine’s, Boot Camp, and 15% off holiday mailers. In addition, Ollie’s Army members have historically enthusiastically responded to Ollie’s Army Night, an annual one-day after-hours sale in December exclusively for members.  We expect to continue leveraging the data gathered from our proprietary database of Ollie’s Army members to better segment and target our marketing initiatives and increase shopping frequency.

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

Technology

Our management information systems provide a full range of business process assistance and timely information to support our merchandising team and strategy, management of multiple distribution centers, stores and operations, and financial reporting. We believe our current systems provide us with operational efficiencies, scalability, management control, and timely reporting that allow us to identify and respond to merchandising and operating trends in our business. We use a combination of internal and external resources to support store point-of-sale, merchandise acquisition and distribution, inventory management, financial reporting, real estate, and administrative functions. We continuously assess ways to maximize productivity and efficiency, as well as evaluate opportunities to further enhance our existing systems. Our existing systems are scalable to support future growth.

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

Associates

As of February 3, 2024, we employed over 11,500 associates, approximately 5,500 of whom were full-time and approximately 6,000 of whom were part-time. Of our total associate base, approximately 1,100 were based at our store support center and distribution centers, and the remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. As of February 3, 2024, approximately 60% of our workforce is self-identified female and approximately 40% is self-identified male. Over 40% of our workforce has self-identified as having a racial or ethnic minority background.  None of our associates belong to a union or are party to any collective bargaining or similar agreement.

Index
Associate Training and Development Programs

We offer a compelling work environment with meaningful growth and career-development opportunities. This starts with the opportunity to do challenging work and learn on the job and is supplemented by programs and continuous learning that help our team build skills to advance.  We encourage a “promote-from-within” environment when internal resources permit.  We also provide internal leadership development programs designed to prepare our high-potential team members for greater responsibility. We believe internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our long-term strategic growth initiatives.

Our Ollie’s Leadership Institute (“OLI”) is a program that is used to equip field associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare them for their next level position. Reflecting our belief in our “home grown” talent, OLI is our preferred source for new supervisors and team leaders.  In 2023, over 45% of our current district team leaders were internally promoted to their position.  Company-wide, over 60% of our field positions were filled by internal promotions. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as other information in this Annual Report on Form 10-K, before deciding whether to invest in the shares of our common stock. The occurrence of any of the events described below could have a material adverse effect on our business, financial condition, or results of operations. In the case of such an event, the trading price of our common stock may decline, and you may lose all or part of your investment.

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

•
Fluctuations in comparable store sales and results of operations, including fluctuations on a quarterly basis, could cause our business performance to decline substantially, as comparable store sales and results of operations have fluctuated in the past and may do so again in the future;

•	Consumer confidence and spending may be reduced in light of factors beyond our control and our results of operations and financial results may suffer;

•	Competition may increase in our segment of the retail market, which could put negative pressure on our results of operations and financial condition;

•	Identification of potential store locations and lease negotiations may not keep pace with our growth strategy;

•
We are a “brick and mortar only” retailer.  Our lack of an online shopping option and an omnichannel customer experience may mean that we could face challenges to grow and retain customers.  Our customers, including our Ollie’s Army loyalty program members, may determine to shop at other stores or through web- and mobile-enabled services and therefore may not be as likely to shop at our stores;

•	We may not be able to develop and operate our distribution centers in an efficient or effective manner and that may result in not having sufficient inventory in our stores.

•
The loss or disruption of one or more of our distribution centers or disruption of our supply chain or third-party shipping carriers could also make it difficult for us to timely receive or distribute merchandise to our stores;

•
External economic pressures over which we have no or limited control, including among other items inflation, a significant decline in economic activity across the economy, occupancy costs, and transportation costs may reduce our profitability;

•	Shrinkage or the loss or theft of inventory and/or inventory management may result in material negative impacts on our results of operations;

•
We may not be able to hire and retain the right people to run our stores and our distribution centers.  We also may not be able to hire and retain managerial personnel, the appropriate merchant team for our retail segment, and the senior management team and executive officers sufficient to meet our goals.  As a consequence, our results of operations and financial results may suffer; and

Index
Risks Related to Legal and Regulatory Issues

•	We are subject to governmental laws, regulations, procedures, and requirements that can lead to substantial penalties if we fail to achieve and/or maintain compliance;

•	We are subject to risks associated with laws and regulations generally applicable to retailers and the risks associated with failing to comply with these laws and regulations;

•	From time to time, we are involved in legal proceedings from customers, suppliers, other vendors, employees, governments and governmental agencies, or competitors;

•	From time to time, we are involved in legal proceedings from stockholders; and

•
Legislative, regulatory and other actions resulting from the November 2024 elections for the U.S. President and the U.S. Congress are unpredictable and could have unforeseen consequences that could materially, adversely affect our business, financial position, results of operations, and cash flows.  Without limiting the generality of the foregoing statement, certain proposals regarding federal corporate tax reform and border-adjusted taxes, taxes levied on imported goods, may result in a material adverse effect on our financial position, results of operations, and cash flows.

Risks Related to Technology and Cybersecurity

•	We may fail to maintain the security of information we hold relating to personal information or payment card data of our customers, employees, and suppliers;

•	We may not adequately prepare for, or respond to, existing and future privacy legislation; and

•	We may not be able to timely or adequately maintain or upgrade our technology systems needed for operations.

Risks Related to Accounting and Financial Matters

•	If our estimates or judgments relating to significant accounting policies prove to be incorrect, we could suffer negative financial results; and

•	Changes to the accounting rules or regulations could have material adverse effects on our results of operations.

Risks Related to Ownership of Our Common Stock and Corporate Governance

•	There is risk associated with our fluctuating quarterly operating results and we may fall short of prior periods, our projections, or the expectations of securities analysts or investors;

•	We may not declare dividends on our common stock in the foreseeable future; and

•	There are provisions in our organizational documents that could delay or prevent a change of control.

Risks Related to Our Indebtedness and Capitalization

•	Our credit facility can limit our ability to find other sources of financing;

•	There are covenants contained in our credit facility that we must meet in order to be able to use it;

•	If we are unable to generate sufficient cash flow to meet debt service, it could negatively impact our liquidity; and

•	We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

For a more complete discussion of the material risks facing our business, see below.

Index
BUSINESS AND OPERATIONS

We may not be able to execute our opportunistic buying strategy, adequately manage our supply of inventory, or anticipate customer demand, which could have a material adverse effect on our business, financial condition, and results of operations.

Our business is dependent on our ability to strategically source a sufficient volume and variety of brand name merchandise at opportunistic pricing.  We do not have significant control over the supply, design, function, cost, or availability of much of the merchandise that we offer for sale in our stores.  Additionally, because we source a substantial amount of our merchandise from suppliers on a closeout basis, or with significantly reduced prices for various reasons, we are not always able to purchase specific merchandise on a recurring basis.  We do not have long-term contracts with our suppliers and, therefore, we have no contractual assurances of pricing or access to merchandise, and any supplier could discontinue sales to us at any time or offer us less favorable terms on future transactions.  Our merchant team generally makes individual purchase decisions for merchandise that becomes available, and these purchases may be for large quantities that we may not be able to sell on a timely or cost-effective basis.  To the extent that certain of our suppliers are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of discount or closeout merchandise available to us could also be materially reduced, potentially compromising our profit margin goals for procured merchandise.  Due to economic uncertainties, governmental orders, or other challenges, one or more of our suppliers could become unable to continue supplying discounted or closeout merchandise on terms or in quantities acceptable or desirable to us.  We also compete with other retailers, wholesalers, and jobbers for discounted and closeout merchandise to sell in our stores.  Those businesses may be better able to anticipate customer demand or procure desirable merchandise.  Shortages or disruptions in the availability of brand name or unbranded merchandise of a quality acceptable to our customers and to us could have a material adverse effect on our business, financial condition, and results of operations and also may result in customer dissatisfaction.  In addition, we may significantly overstock merchandise that proves to be undesirable and be forced to take significant markdowns.  We cannot ensure that our merchant team will continue to identify the appropriate customer demand and take advantage of appropriate buying opportunities, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks associated with or faced by our suppliers could adversely affect our results of operations and financial performance.

We source our merchandise from a variety of suppliers, and we depend on them to supply merchandise in a timely and efficient manner.  If one or more of our current suppliers became unable to supply merchandise, seeking alternative sources could increase our merchandise costs and supply chain lead time, potentially resulting in temporary reductions in store inventory levels, and could reduce the selection and quality of our merchandise.  An inability to obtain alternative sources could materially decrease our sales.  Additionally, if a supplier fails to deliver on its commitments, we could experience merchandise out-of-stocks that could lead to lost sales and reputational harm.  Further, failure of suppliers to meet our compliance protocols could prolong our procurement lead time, resulting in lost sales and adverse margin impact.  Changes to the prices and flow of certain merchandise is, at times, beyond our control for reasons that include, among others: political or civil unrest, acts of war, currency fluctuations, disruptions in maritime lanes, port labor disputes, economic conditions and instability in countries in which foreign suppliers are located, the financial instability of suppliers, failure to meet our terms and conditions or our standards, issues with our suppliers’ labor practices or labor disruptions they may experience (such as strikes, stoppages or slowdowns, which could also increase labor costs during and following the disruption), the availability and cost of raw materials, pandemic outbreaks, merchandise quality or safety issues, transport availability and cost, increases in wage rates and taxes, transport security, inflation, and other factors relating to suppliers.  Any such circumstances could adversely affect our results of operations and profitability.

Index
Fluctuations in comparable store sales and results of operations, including fluctuations on a quarterly basis, could cause our business performance to decline substantially.

Our results of operations have fluctuated in the past, including on a quarterly basis, and can be expected to continue to fluctuate in the future.

Our comparable store sales and results of operations are affected by a variety of factors, including without limitation:

•	national and regional economic trends in the United States;

•	changes in gasoline prices;

•	changes in shipping and transportation costs;

•	changes in our merchandise mix;

•	the weather;

•	changes in pricing;

•	changes in the timing of promotional and advertising efforts; and

•	holidays or seasonal periods.

If our future comparable store sales fail to meet expectations, then our cash flow and profitability may decline substantially, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on third parties to move merchandise through ports and transport them from ports to our centralized distribution centers.

Our ability to timely and effectively deliver merchandise to our stores relies in part on shipping and transportation partners to timely and safely move our merchandise from manufacturing facilities to ports and then onto oceangoing carriers.  The demand for space onboard oceangoing vessels can vary and costs to secure space can vary greatly.  We may be subject to higher transportation costs or be unable to secure space for containers on economically reasonable terms.  In addition, there may be labor or other disputes at either ports of departure or at ports of entry that may delay or otherwise hinder the flow of merchandise.  Additional factors, such as customs or border control policies and unanticipated tariffs, such as additional or new import tariffs, may further delay or hinder transportation of merchandise or the costs to obtain them.  There are multiple factors in the transportation of merchandise that are both outside of our control and which may negatively impact the cost of the merchandise or the timeframes in which we receive the same.

Factors such as inflation, cost increases, and energy prices could have a material adverse effect on our business, financial condition, and results of operations.

Future increases in costs, such as the cost of labor, merchandise, shipping rates, freight and other transportation costs (including import costs), and store occupancy costs, may reduce our profitability, given our pricing model.  These cost increases may be the result of inflationary pressures, geopolitical factors, or public policies, which could further reduce our sales or profitability.  Increases in other operating costs, including changes in energy prices, wage rates, and lease and utility costs, may increase our cost of merchandise sold or selling, general, and administrative expenses.  Our low-price model and competitive pressures in our industry may inhibit our ability to reflect these increased costs in the prices of our merchandise and, therefore, reduce our profitability and have a material adverse effect on our business, financial condition, and results of operations.

Index
Our ability to generate revenue is dependent on consumer confidence and spending, which may be subject to factors beyond our control, including changes in economic and political conditions, as well as health concerns.

The success of our business depends, to a significant extent, on the level of consumer confidence and spending.  A number of factors beyond our control affect the level of customer confidence and spending on the merchandise that we sell, including, among other items:

•	energy and gasoline prices;

•	shipping and transportation costs;

•	disposable income of our customers, which is impacted by unemployment levels, personal debt levels, and wages;

•	interest rates and inflation;

•	discounts, promotions, and merchandise offered by our competitors;

•	negative reports and publicity about the discount retail industry;

•	outbreak of viruses or widespread illness, and behavioral changes from a fear of contracting such viruses or illness;

•	general economic and industry conditions;

•	food prices;

•	the state of the housing market;

•	customer confidence in future economic conditions;

•	fluctuations in the financial markets;

•
government sponsored relief packages and governmental benefits, such as social security benefits, as affected by current cost of living adjustments, as well as any government stimulus payments and enhanced unemployment benefits;

•	tax rates and policies; and

•	natural disasters, war, terrorism, and other hostilities.

Reduced customer confidence and spending may result in reduced demand for our merchandise, including discretionary items, and may force us to take inventory markdowns.  Reduced demand also may require increased selling and promotional expenses.  Adverse economic conditions and any related decrease in customer demand for our merchandise could have a material adverse effect on our business, financial condition, and results of operations.

Many of the factors identified above also affect commodity rates, transportation costs, costs of labor, insurance, and healthcare, the strength of the U.S. dollar, lease costs, measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations, and other economic factors, all of which may impact our cost of merchandise sold and our selling, general, and administrative expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

We do not compete in the growing online and omnichannel retail marketplace, which could have a material adverse effect on our business, financial condition, and results of operations.

Our long-term business strategy does not presently include the development of online retailing capabilities or offering of an omnichannel shopping experience.  To the extent that we implement online operations, we would incur substantial expenses related to such activities and would be exposed to additional risks, including additional cybersecurity risk.  Furthermore, the development of an online retail marketplace is a complex undertaking, and there is no guarantee that the resources we apply to this effort will result in any material increased revenues or better overall operating performance.  However, with the growing acceptance of online and omnichannel shopping, which may have accelerated as a result of the COVID-19 pandemic, both among consumers who previously shopped online and consumers who did not previously do so, or did not do so as frequently, we may continue to face challenges related to customers shopping in brick-and-mortar stores.  In addition, the increased proliferation of mobile devices and enhanced and robust connections to mobile networks, competition from other retailers in the online and omnichannel retail marketplace is expected to continue to increase and may negatively impact our results of operations.  Certain of our competitors and a number of traditional online retailers have established robust online and omnichannel operations.  Increased competition from online or omnichannel retailers and our lack of an online or omnichannel retail presence may reduce our customers’ desire to purchase merchandise from us and could have a material adverse effect on our business, financial condition, and results of operations.  If consumers determine to shop more online due to cultural or health concerns, those consumers may be less likely to return to brick-and-mortar retailers in the future.

Index
Labor shortages and increased turnover or increases in employee and employee-related costs could have adverse effects on our profitability.

We have experienced in the past, and expect to continue to experience, increased labor shortages at some of our stores and distribution centers.  While we have historically experienced some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover.  A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices, and immigration.  Labor shortages and increased turnover rates involving our team members have led to, and could in the future lead to, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our facilities or otherwise operate at full capacity.  An overall or prolonged labor shortage, lack of skilled labor, increased turnover, or labor inflation could have a material adverse effect on our business, financial condition, and results of operations.

We face intense competition, which could limit our growth opportunities and adversely impact our financial performance.

We compete with a highly fragmented group of competitors, including discount, closeout, mass merchant, department, grocery, drug, convenience, hardware, variety, online, and other specialty stores.  We compete with these retailers with respect to product cost and price, store location, supply and quality of merchandise, assortment and presentation, and customer service among other items.  This competitive environment subjects us to the risk of an adverse impact to our financial performance because of the lower prices, and thus the lower margins, that are required to maintain our competitive position.  A number of different competitive factors outside of our control could impact our ability to compete effectively, including without limitation:

•	entry of new competitors in our markets;

•	vertical integration of competitors;

•	increased operational efficiencies of competitors;

•	online and omnichannel retail capabilities of our competitors;

•	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor customer confidence, low discretionary income, or economic uncertainty;

•	continued and prolonged promotional activity by our competitors;

•	liquidation sales by our competitors that have filed or may file in the future for bankruptcy;

•	geographic expansion by competitors into markets in which we operate; and

•	adoption by existing competitors of innovative store formats or retail sales methods, including online and omnichannel.

A number of our competitors also have greater financial, operational, and other resources, greater brand recognition, longer operating histories, and a broader geographic presence than us.  We may be vulnerable to the marketing power and high level of customer recognition of these larger competitors and to the risk that these or other competitors could attract our customer base, including members of Ollie’s Army.

In addition, if any of our competitors were to consolidate their operations, such consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration, and other improvements in their competitive positions, as well as result in the provision of a wider variety of merchandise at competitive prices by these consolidated companies, which could have a material adverse effect our business, financial condition, and results of operations.

We cannot guarantee that we will continue to be able to successfully compete against either existing or future competitors.  Our inability to respond effectively to competitive pressures, improved performance by our competitors, and changes in the retail markets could result in lost market share and could have a material adverse effect on our business, financial condition, and results of operations.

Index
If we fail to open new profitable stores on a timely basis, successfully enter new markets, or implement other elements of our long-term growth strategy, our financial performance could be materially adversely affected.

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions.  We have opened 131 new stores over the past three years, as we continue to backfill in existing markets and expand into additional geographies.  Our ability to timely open new stores depends in part on several factors, many of which are beyond our control, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate and enter into leases with acceptable terms; our ability to obtain and retain permits and licenses; our ability to hire, train, and retain new personnel, especially store managers, in a cost effective manner; our ability to adapt and grow our distribution and other operational and management systems to an increasing and ever evolving network of stores; the availability of capital funding for expansion; our ability to respond to the demographic shifts and general economic conditions in the many different geographic markets where our stores and distribution centers are located.

We may not anticipate all of the challenges imposed by the expansion of our business operations into new geographic markets.  Some new stores may be located in areas with different competitive and market conditions, customer tastes, and discretionary spending patterns than our existing markets.  We may face a higher cost of entry, difficulties attracting labor, alternative customer demands, reduced brand recognition, and minimal operating experience in these geographic markets.  Although we are extremely sensitive to cannibalizing existing stores, opening new stores in our established markets may also result in inadvertent oversaturation, sales volume transfer from existing stores to new stores, and reduced comparable store sales, thus adversely affecting our overall results of operations and financial performance.  We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to retain the loyalty of our customers, particularly our Ollie’s Army members, which could have a material adverse effect on our business, financial condition, and results of operations.

We depend on our loyal customer base, particularly our members of Ollie’s Army, for our consistent sales and sales growth.  Competition for customers has intensified as competitors have moved into, or increased their presence in, our geographic markets and from the use of mobile and web-based technology that facilitates online and omnichannel shopping and real-time product and price comparisons.  We expect this competition to continue to increase.  Our competitors may be able to offer consumers promotions or loyalty program incentives that could attract our customers, including members of Ollie’s Army, or divide their loyalty among several retailers.  If we are unable to retain the loyalty of our customers, our net sales could decrease, and we may not be able to grow our store base as planned, which could have a material adverse effect on our business, financial condition, and results of operations.

The failure to timely acquire, develop, open, and operate, or the loss of, disruption, or interruption in the operations of, our centralized distribution centers could materially adversely affect our business and operations.

With limited exceptions, inventory is shipped directly from suppliers to our distribution centers in York, PA, Commerce, GA, and Lancaster, TX, where the inventory is processed, sorted, and shipped to our stores.  We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers.  Increases in transportation costs (including increases in fuel and other variable costs), supplier-side delays, reductions in the capacity of carriers, changes in shipping companies, the impact of COVID-19 or another pandemic on our workforce, labor strikes, or shortages in the transportation industry, and unexpected delivery interruptions also have the potential to derail our orderly distribution process.  We also may not anticipate changing demands on our distribution system or timely develop and open any necessary additional facilities.  In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores.  While we maintain business interruption insurance, in the event one or more our distribution centers are disrupted or shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us.  In addition, our new stores receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains.  Any repeated, intermittent, or long-term disruption in the operations of our distribution centers would hinder our ability to provide merchandise to our stores and could have a material adverse effect on our business, financial condition, and results of operations.

Index
Our new store growth is dependent on our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could adversely affect our performance.

We maintain distribution centers in York, PA, Commerce, GA, and Lancaster, TX, and are completing the construction of our fourth distribution center in Princeton, IL, to support our existing and new stores as well as our store growth objectives. We anticipate the fourth distribution center to be operational in the second half of fiscal 2024. We continuously assess ways to maximize the productivity and efficiency of our existing distribution centers and evaluate opportunities for additional distribution centers.  Processing delays or difficulties in operations at our existing distribution centers or delays in opening, processing delays, or difficulties in operations at our new distribution centers, including our Princeton, IL distribution center, could adversely affect our current operations by causing existing stores to have insufficient inventory, and could adversely affect future operations by slowing store growth, which could, in turn, reduce sales growth.  In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as shortages of materials, shortages of skilled labor, work stoppages, unforeseen construction issues, scheduling, engineering, environmental or geological problems, or other pandemics or types of contagion, weather interference, fires or other casualty losses, and unanticipated cost increases.  The completion date and ultimate cost of future projects, including our Princeton, IL distribution center, could differ significantly from initial expectations due to construction-related or other reasons.  We cannot guarantee that any project will be completed on time or within established budgets.

If we are not successful in managing our inventory balances, it could have a material adverse effect on our business, financial condition, and results of operations.

Efficient inventory management is a key component of our profitability and ability to generate revenue.  To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold merchandise adversely impact our results of operations.  If our buying decisions do not accurately correspond to customer preferences, if we inappropriately price merchandise, or if our expectations about customer confidence or spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of any excess inventory, which could have a material adverse effect on our business, financial condition, and results of operations.  We continue to focus on ways to reduce these risks, but we cannot ensure that we will be successful in our inventory management.

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

Our success depends on our executive officers, our merchant team, and other key personnel.  If we lose key personnel or are unable to hire additional qualified personnel, it could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a significant degree on the skills, experience and efforts of our executive officers, our merchant team, support center and field management, and other key personnel.  The unexpected loss of services of any of our executive officers, senior members of our merchant team, or senior management could materially adversely affect our business and operations.  Competition for skilled and experienced management in the retail industry is intense, and our future success will depend on our ability to attract and retain qualified personnel, including our merchant team, which is responsible for purchasing, and negotiating the terms of, our merchandise.  Failure to attract new and retain existing qualified personnel could have a material adverse effect on our business, financial condition, and results of operations.

Index
If we are unable to attract, train, and retain highly qualified managerial personnel and sales associates in our stores and our distribution centers, our sales, financial performance, and business operations may be materially adversely affected.

We focus on providing our customers with a memorable and engaging shopping experience.  To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of highly qualified store management personnel and sales associates, while controlling labor costs.  Our ability to control labor costs is subject to numerous external factors and compliance with laws and regulatory structures, including competition for, and availability of, qualified personnel in a given market, unemployment levels within those markets, governmental regulatory bodies such as the Equal Employment Opportunity Commission (“EEOC”) and the National Labor Relations Board (“NLRB”), prevailing wage rates and wage and hour laws, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act (“ACA”), health insurance costs, healthcare costs (including those related to potential pandemics or disease outbreaks and related testing and vaccination costs), and our ability to maintain good relations with our associates.  We compete with many other retail businesses for many of our store management personnel, and sales associates in hourly and part-time positions.  These positions have had historically high turnover rates, which lead to increased training and retention costs.  We also rely on associates in our distribution centers to ensure the efficient processing and delivery of merchandise from our suppliers to our stores.  If we are unable to attract and retain quality associates and management personnel, fail to comply with the regulations and laws impacting personnel, or have difficulty accurately predicting employee-related costs (including healthcare costs), and establishing accurate budgetary reserves for such costs, it could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our marketing, advertising, and promotional efforts.  If we are unable to implement those efforts successfully, or if our competitors engage in more effective marketing, advertising, and promotional efforts than we are, it could have a material adverse effect on our business, financial condition, and results of operations.

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers.  Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements, and sports marketing, we primarily advertise our in-store offerings through printed flyers.  In 2023, over 50% of our advertising spend was for the printing and distribution of flyers.  If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores.  Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers.

If the efficacy of our marketing or promotional activities declines, if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition, and results of operations.

Because our business is seasonal, with the highest volume of net sales during the holiday season, adverse events during our fourth fiscal quarter could materially adversely affect our business, operations, cash flows, and financial condition.

We generally recognize our highest volume of net sales in connection with the holiday sales season, which occurs in the fourth quarter of our fiscal year.  In anticipation of the holiday sales season, we purchase substantial amounts of seasonal inventory and hire many part-time associates.  Because a significant percentage of our net sales and operating income are generated in our fourth fiscal quarter, we have limited ability to compensate for shortfalls in our fourth fiscal quarter sales or earnings by changing our operations or strategies in other fiscal quarters.  Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, errors in anticipating consumer demand for our merchandise, or unanticipated adverse or unseasonable weather conditions could result in lower than planned sales during the holiday sales season.  If our fourth fiscal quarter sales results were substantially below expectations, we would realize less cash flows from operations, and may be forced to mark down our merchandise, especially our seasonal merchandise, which could have a material adverse effect on our business, financial condition, and results of operations.

Index
Our business requires that we lease substantial amounts of space and there can be no assurance that we will be able to continue to lease space on terms as favorable as the leases negotiated in the past.

We lease the majority of our stores, our corporate headquarters, and our distribution centers in York, PA and Commerce, GA.  Our stores are leased from third parties, with typical initial lease terms of approximately seven years with options to renew for successive five-year periods.  Historically, we have been able to negotiate favorable rental rates due in large part to the general state of the economy, the increased availability of vacant big box retail sites, and our careful identification of favorable lease opportunities.  While we continually seek to identify the most advantageous lease opportunities, there is no guarantee that we will continue to be able to find low-cost second generation sites or obtain favorable lease terms.  Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.  Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences to our business, including without limitation:

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

Our business, financial condition, and results of operations may differ materially as we cannot predict the impact of the current geopolitical climate.  Risks associated with heightened geopolitical instability include, among others, reductions in consumer confidence, heightened inflation, production disruptions, cyber disruptions or attacks, higher natural gas costs, higher manufacturing costs, and higher supply chain costs.

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

Index
Natural disasters, whether or not caused by climate change, epidemic or pandemic outbreaks, unusual weather conditions, terrorist acts, and political events could disrupt our business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, and earthquakes, epidemic outbreaks, unusual weather conditions, terrorist attacks or disruptive political events in regions where our stores are located could adversely affect our business and result in lower sales.  Epidemic or pandemic outbreaks, could impact our management and sales associates, our inventory supply, delivery schedules, our ability to keep our stores open due to mandatory governmental restrictions, or may cause our customers to avoid shopping at brick-and-mortar retailers or reduce the number of trips they will make to our stores.  Also, to the extent these events impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain delivery schedules or provide other support functions to our stores.  In addition, severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability.  If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during these periods.  Natural disasters, which may include tornadoes, hurricanes, floods, and earthquakes, may impact our stores or other operations.  In addition, climate change may have an impact on the frequency and/or severity of such natural disasters.  We have a growing number of stores in areas that may be impacted by weather events and natural disasters such as the types listed above.  To the extent that such weather events or natural disasters may damage our stores or other operations, we may be unable to operate stores or other facilitates and our consolidated financial results may be materially adversely affected.  This could have a sustained material adverse effect on our business, financial condition, and results of operations.

LEGAL AND REGULATORY

We are subject to governmental regulations, requirements, and procedures.  A significant change in, or noncompliance with, these regulations, requirements, and procedures could have a material adverse effect on our business, financial condition, and results of operations.

We routinely incur significant costs in complying with federal, state, and local laws and regulations.  The complexity of the regulatory environment in which we operate, and the related costs of compliance, are increasing due to expanding and additional legal and regulatory requirements and increased enforcement efforts.  New laws or regulations, including, but not limited to those dealing with healthcare and healthcare reform, product compliance and safety, consumer credit, privacy and information security, the environment, and labor and employment, among others, or changes in existing federal, state, and local laws and regulations, particularly those governing the sale of merchandise and food safety and quality (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, other changes in workplace regulation, and compliance with laws regarding public access to our stores, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business.  Untimely compliance or noncompliance with applicable laws or regulations or untimely or incomplete execution of a mandated governmental action, such as a product recall, can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, or class action litigation or other litigation, in addition to reputational damage.  Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and could have a material adverse effect on our business, financial condition, and results of operations.

Index
If we fail to protect our intellectual property portfolio, including without limitation brand names and other trademarks, the value of these assets may be diluted.

We may be unable or unwilling to strictly enforce our intellectual property in each jurisdiction in which we do business.  For example, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others, and our failure to successfully protect our trademarks could diminish the value and efficacy of our brand recognition and may cause customer confusion.  Any failure to adequately protect or manage our intellectual property portfolio could have a material adverse effect on our business, financial condition, and results of operations.

We rely on manufacturers located in foreign countries for merchandise and a significant amount of our domestically-purchased merchandise is manufactured abroad.  Our business may be materially adversely affected by legal and regulatory risks associated with international trade.

We purchase merchandise directly from suppliers located outside of the United States.  In 2023, substantially all of our private label inventory purchases were direct imports.  Additionally, a significant amount of our domestically purchased merchandise is manufactured in foreign countries.  Our ability to identify qualified suppliers and to access merchandise in a timely and efficient manner is a significant challenge, especially with respect to merchandise sourced outside of North America.  Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including possible changes to U.S. trade policy, increased shipping costs, the timing of shipments, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency exchange rates, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, unexpected contagion, existing viruses or illnesses, and tariffs.  Moreover, negative press or reports about internationally manufactured merchandise may sway public opinion, and thus customer confidence, away from affected merchandise sold in our stores.  Although we have implemented and maintain policies and procedures to promote our suppliers’ compliance with laws and regulations relating to foreign markets and imports, and to monitor the compliance of our suppliers, this does not guarantee that suppliers and other third parties with whom we do business will not actually or allegedly violate such laws or regulations, or our policies.  These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition, and results of operations.

The cost of compliance with product safety regulations and risks related to product liability claims, lawsuits, and product recalls could damage our reputation, increase our cost of doing business, and have a material adverse effect on our business, financial condition, and results of operations.

Federal and state legislation, including new product safety laws and regulations, may negatively impact our operations.  Future changes in product safety laws or regulations may lead to product recalls and the disposal or write-off of merchandise.  While we work to comply in all material respects with applicable laws and regulations, and to execute product recalls in a timely manner, if our merchandise does not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales and increased costs, be exposed to legal and reputational risk, and face fines or penalties which could materially adversely affect our financial results.  We also purchase a material portion of our merchandise on a closeout basis.  Some of this merchandise is obtained through brokers or intermediaries rather than directly from manufacturers.  The closeout nature of a portion of our business sometimes makes it more difficult for us to investigate all aspects of this merchandise.  Furthermore, customers have asserted claims, and may in the future assert claims, that they have sustained injuries from merchandise purchased from us, and we may be subject to lawsuits relating to these claims.  There is a risk that these claims may exceed, or fall outside the scope of, our insurance coverage.  Even with adequate insurance and indemnification from third-party suppliers, such claims, even if unsuccessful or not fully pursued, could significantly damage our reputation and customer confidence in our merchandise.  If this occurs, it may be difficult for us to regain lost sales, which could have a material adverse effect on our business, financial condition, and results of operations.

Index
Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.

Our insurance coverage reflects deductibles, self-insured retentions, limits of liability, and similar provisions that we believe are prudent based on the nature of our operations.  However, there are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crimes, wage and hour claims, and certain other employment-related claims, public accommodation claims, class actions, shareholder claims, and some natural disasters.  If we incur these losses and they are material, our business could suffer.  Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases.  To offset negative insurance market trends, we may elect to self-insure, accept higher deductibles, or reduce the amount of coverage in response to these market changes.  In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, and group health insurance programs.  Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these losses, including expected increases in medical and indemnity costs, could result in materially different expenses than expected under these programs, which could have a material adverse effect on our results of operations and financial condition.  We maintain insurance for catastrophic events at our store support center, distribution centers, and stores.  In addition, because of ongoing changes in healthcare law, among other items, we may experience an increase in participation in our group health insurance programs, which may lead to a greater number of medical and related claims.  While we have coverage for some cyber-related incidents, the nature and scope of any potential attack or breach may result in substantial costs that could exceed the scope of coverage or limits of coverage.  If we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition, and results of operations.

We face litigation risks from customers, associates, suppliers, stockholders, and other third parties in the ordinary course of business.

Our business is subject to the risk of litigation by customers, current and former associates, suppliers, stockholders, intellectual property rights holders, government agencies, and others, through private actions, class actions, collective actions, administrative proceedings, regulatory actions, or other litigation.  From time to time, such lawsuits are filed against us and the outcome of any litigation, particularly class or collective action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential losses relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend any such lawsuits may be significant and may negatively affect our operating results if changes to our business operations are required.  There may also be negative publicity associated with litigation that could decrease customer acceptance of merchandise offerings, regardless of whether the allegations are valid or whether we are ultimately found liable.  As a result, litigation could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

TECHNOLOGY AND CYBERSECURITY

Any disruptions to our information technology systems or breaches of our network security could disrupt or interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions, and costly response measures and could have a material adverse effect on our business, financial condition, and results of operations.

We rely on the integrity, security, and successful functioning of our information technology systems and network infrastructure across our operations, including point-of-sale processing at our stores.  In connection with sales, we transmit encrypted confidential credit and debit card information.

Index
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

Data protection requirements increase our operating costs, and a breach in information privacy or other related risks could negatively impact our operations.

We have access to, collect, or maintain private or confidential information regarding our customers, associates, and suppliers, as well as our business.  The protection of our customer, associate, supplier, and company data is critical to us.  In recent years, there has been increasing regulation, enforcement, and litigation activity in the area of privacy, data protection, and information security in the United States and in various other countries, with the frequent imposition of new and changing requirements across the many states in which we conduct our business.  State privacy laws and regulations, such as The Connecticut Data Privacy Act, the New York Privacy Act, and The California Consumer Privacy Act of 2018, and others, have imposed and likely will impose additional data protection obligations on companies considered to be doing business in such applicable states and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches.  Complying with existing laws and similar emerging and changing privacy, data protection, and information security requirements may cause us to incur substantial costs or compliance risks due to, among other things, system changes and the development of new processes and business initiatives.  Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, and customer attrition.

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

We depend on a variety of information technology systems for the efficient functioning of our business.  We rely on certain hardware, telecommunications, and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business.  Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third party vendors.  We rely extensively on our information technology systems to process transactions, summarize results, and manage our business.  We are in compliance with PCI, and compliance with PCI and implementing related procedures, technology and information security measures requires significant resources and ongoing attention.  Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with PCI or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.  Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition, and results of operations.

If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them.  If there are amendments to PCI, the cost of re-compliance could also be substantial, and we may suffer loss of critical data and interruptions or delays in our operations as a result.  In addition, we may have to upgrade our existing information technology systems from time to time in order for such systems to withstand the increasing needs of our expanding business.  Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

ACCOUNTING AND FINANCIAL

If our estimates or judgments relating to our significant accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources.  Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

Index
RISKS RELATED TO COMMON STOCK AND CORPORATE GOVERNANCE

Because we are a public company, our management is required to devote substantial time to compliance and governance initiatives and issues.

The Sarbanes-Oxley Act and rules implemented by the SEC and the NASDAQ Stock Market LLC (“NASDAQ”) have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Implementing and maintaining internal controls is both time consuming and costly.  If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements.  Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.  If we are unable to satisfy our obligations as a public company, we could be subject to, among other items, the delisting of our common stock, fines, sanctions, and other regulatory actions, as well as potential civil litigation.

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

Provisions in our third amended and restated certificate of incorporation and fourth amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management.  Our third amended and restated certificate of incorporation and fourth amended and restated bylaws include provisions that:

•	authorize the Company’s Board of Directors (the “Board”) to issue, without further action by the stockholders, up to 50,000,000 shares of undesignated preferred stock;

•	subject to certain exceptions, require that any action to be taken by our stockholders be affected at a duly called annual or special meeting of stockholders, and not by written consent;

•	specify that special meetings of our stockholders can be called only by a majority of our Board, or upon the request of the Chairperson of the Board or the Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;

•	prohibit cumulative voting in the election of directors; and

•	provide that vacancies on our Board may be filled only by a majority of directors then in office, even though less than a quorum.

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

The Company’s certificate of incorporation provides that, unless we consent in writing in advance to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum, to the fullest extent provided by law, for the following types of actions or proceedings:

•	any derivative action or proceeding brought on behalf of the Company;

•	any action asserting a claim of breach of a fiduciary duty owed by, or any wrongdoing by, any director, officer, or employee of the Company to the Company, or the Company’s stockholders;

•
any action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law, the certification of incorporation (as it may be amended from time to time), or the fourth amended and restated bylaws;

•	any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or the fourth amended and restated bylaws; or

•	any action asserting a claim governed by the internal affairs doctrine.

Index
Application of the choice of forum provision may be limited in some instances by law.  Section 27 of the Securities Exchange Act of 1934 (“Exchange Act”) provides for exclusive federal court jurisdiction over Exchange Act claims.  Accordingly, to the extent the exclusive forum provision is held to cover a shareholder derivative action asserting claims under the Exchange Act, such claims could not be brought in the Delaware Court of Chancery and would instead be within the jurisdiction of the federal district court for the District of Delaware.  Section 22 of the Securities Act of 1933 (“Securities Act”) creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.  Moreover, our stockholders will not be deemed by operation of our choice of forum provision to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.  It is also possible that, notwithstanding the forum selection clause, a court could rule that such a provision is inapplicable or unenforceable, which could have a material adverse effect on our business, financial condition, and adversely impact our results of operations, financial position, and cash flows.

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

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or grant of stock options or restricted stock units in the future may cause the market price of our common stock to decrease significantly.  As of February 3, 2024, we have an aggregate of 1,470,288 shares of common stock issuable upon exercise of outstanding options and the vesting of restricted stock units under the 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2012 Equity Incentive Plan, the “Equity Plans”) (582,221 of which are fully vested).

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly.  For example, during the fiscal year ended February 3, 2024, our stock price fluctuated from a high of $83.19 to a low of $50.95.  Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

Index
We are a holding company and rely on dividends and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries.  Because we conduct operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations and to pay any dividends with respect to our common stock.  Legal and contractual restrictions in the Credit Facility (defined below) and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries.  The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations.  Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We do not expect to pay any cash dividends for the foreseeable future.

The continued operation and expansion of our business will require substantial funding.  We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future.  Any payment of cash dividends will be at the discretion of our Board and will depend on our financial condition, capital requirements, legal requirements, earnings, and other factors.  Our ability to pay dividends is restricted by the terms of our Credit Facility and might be restricted by the terms of any indebtedness that we incur in the future.  Accordingly, realization of any gain on our common stock will depend on the appreciation of the price of the shares of our common stock, which may never occur.

Our business and reputation may be adversely affected by environmental, social and governance matters.

Investor and regulatory focus has intensified with respect to certain environmental, social, and governance (“ESG”) matters.  These matters include, among others, efforts and mitigation of the impact of climate change, human rights matters, ethics and compliance with law, diversity, equity and inclusion, and the role of the Board in supervising various ESG and sustainability issues.  Additionally, in the retail industry, the materials used in the merchandise we sell as well as where we source our merchandise is of particular importance.

Further, investment in funds that specialize in companies that perform well in ESG assessments have gained popularity, and several major institutional investors and advisors have publicly emphasized the importance of ESG measures to their investment decisions and recommendations.  Investors who are focused on ESG matters may seek enhanced disclosures or require implementation of policies and procedures that may be adverse to our business, and there can be no assurances that shareholders will not advocate, via proxy contests, media campaigns, or by other public or private means, for us to take more ESG focused actions on an accelerated timeline.

There can be no certainty that we will successfully navigate or manage all of the ESG issues, or that we will successfully meet the expectations of investors or others.  Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation with governments, customers, employees, other third parties and the communities and industries in which we operate, as well as on our business, share price, financial condition, access to capital, or results of operations.

Index
INDEBTEDNESS AND CAPITALIZATION

Indebtedness may limit our ability to invest in the ongoing needs of our business, and if we are unable to comply with our financial covenants, it could have a material adverse effect on our liquidity and our business, financial condition, and results of operations.

The Company’s credit facility (the “Credit Facility”) provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  As of February 3, 2024, we had no outstanding borrowings on the Revolving Credit Facility, with $90.0 million of borrowing availability.  We may, from time to time, incur additional indebtedness.

The agreements governing our Credit Facility place certain conditions on us, including restrictions that may, among other items:

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

Our Credit Facility places certain limitations on our ability to incur additional indebtedness.  However, subject to the qualifications and exceptions in our Credit Facility, we may be permitted to incur substantial additional indebtedness and may incur obligations that do not constitute indebtedness under the terms of the Credit Facility.  Our Credit Facility also places certain limitations on, among other items, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure, and to guarantee certain indebtedness.  Our Credit Facility also places certain restrictions on the payment of dividends and distributions, as well as certain management fees.  These restrictions limit or prohibit, among other things, our ability to:

•	pay dividends on, redeem, or repurchase our stock, or make other distributions;

•	incur or guarantee additional indebtedness;

•	sell stock in our subsidiaries;

•	create or incur liens;

•	make acquisitions or investments;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	make certain payments or prepayments of indebtedness subordinated to our obligations under our Credit Facility; and

•	enter into certain transactions with our affiliates.

Failure to comply with certain covenants or the occurrence of a change of control under our Credit Facility could result in the acceleration of our obligations under the Credit Facility, which could materially adversely affect our liquidity, capital resources, and results of operations.

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

Index
We may be unable to generate sufficient cash flows to satisfy debt service obligations, which could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to make principal and interest payments on and to refinance indebtedness will depend on our ability to generate cash in the future and is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.  If our business does not generate sufficient cash flows from operations, in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our business, financial condition, and results of operations could be materially adversely affected.  If we cannot generate sufficient cash flows from operations to make scheduled principal and interest payments in the future, we may need to refinance all or a portion of indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity.  The terms of future debt agreements, including our Credit Facility, may also restrict us from affecting any of these alternatives.  Further, changes in the credit and capital markets, including market disruptions and interest rate fluctuations, may increase the cost of financing, make it more difficult to obtain favorable terms, or restrict our access to these sources of future liquidity.  If we are unable to refinance indebtedness on commercially reasonable terms or at all or to affect any other action relating to indebtedness on satisfactory terms or at all, it could have a material adverse effect on our business, financial condition, and results of operations.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

We have adopted a share repurchase program pursuant to which we are currently authorized to repurchase up to $200.0 million of shares of our common stock through March 31, 2026.  While the authorization of the repurchase program has an expiration date, the authorizations are subject to extension or earlier termination by the Board of Directors at any time and we are not obligated to repurchase a specified number or dollar value of shares under our share repurchase program.  Even if our share repurchase program is fully executed, it may not enhance long-term stockholder value.  Also, the amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

The Board recognizes the importance of maintaining the trust and confidence of our customers, associates, vendors, and other business partners through the effective management of Company enterprise risks.  The Board, through its Audit Committee, oversees the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”).  Cybersecurity policies, standards, processes, and practices comprise an integral part of the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the Payment Card Industry Data Security Standard and other applicable industry standards. In general, the Company addresses cybersecurity risks through a comprehensive, cross-functional approach focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by, first, identifying, preventing, and mitigating cybersecurity threats and, when needed, effectively responding to cybersecurity incidents.

Index
Risk Management and Strategy

The Company’s cybersecurity program focuses on the following key areas:

•
As discussed in more detail under the heading “Governance,” the Board oversees the Company’s ERM functions through its Audit Committee (the “Audit Committee”).  The Audit Committee, in turn, oversees the Company’s Risk Management Committee (the “Risk Committee”), which includes the Company’s Chief Information Officer (“CIO”), who fulfills the role of Chief Information Security Officer (“CISO”), other members of management, and select personnel from key departments.  The Risk Committee regularly meets to discuss, evaluate, and address the ever-changing landscape of enterprise risks.  The Risk Committee then reports to, and solicits direction and input from, the Audit Committee.

•
The Company has implemented a comprehensive, cross functional approach to identifying, mitigating, and preventing cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents, so that management can make decisions regarding the public disclosure and reporting of such incidents in a timely manner.  The Board, Company management, other key associates, and outside vendors and service providers work together and diligently at all levels of the ERM function.

•
The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which the Company evaluates and improves through vulnerability assessments and cybersecurity threat intelligence.

•
The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident.  Such plans are tested and evaluated on a regular basis.

•
The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties (including vendors, service providers, and other external users of the Company’s systems) as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.

•
The Company conducts regular training for its associates regarding cybersecurity threats, as means to equip the Company’s associates with effective tools to address cybersecurity threats and to communicate the Company’s evolving information security policies, standards, processes, and practices.

The Company regularly assesses and tests the Company’s policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents.  These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. The CIO’s team reports the results of such assessments, audits, and reviews to the Risk Committee and the Audit Committee on a quarterly basis, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the valuable information gleaned during these assessments, audits, and reviews.

Governance and Board Oversight

The Board, through its Audit Committee, pursuant to the Audit Committee’s charter, and in coordination with the Company’s Risk Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats.  The Risk Committee solicits regular presentations and reports on cybersecurity risks from various departments within the Company, expressly seeking a wide range of input and viewpoints on the ERM process. The Risk Committee considers topics such as recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties.

On a quarterly basis, the Risk Committee meets to discuss ERM, including cybersecurity processes, keeping adequate records of its consideration of the applicable ERM topics.  The Risk Committee reports quarterly to the Board’s Audit Committee, responding to the comments, questions, directives, and input from the members thereof, and engaging in a fulsome discussion of the Company’s approach to, among other things, cybersecurity risk management.

Index
Company Management

The CIO, in coordination with the Company’s IT Security and Compliance (“ITSEC”) team works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans.

The CIO has served various roles in information technology for over 32 years, including 16 years with responsibility in overseeing cybersecurity efforts in large publicly traded companies.  The ITSEC team includes a dedicated manager and security analysts.  The ITSEC team also has access to two dedicated consultants who each have over 20 years’ experience managing cybersecurity risk and infrastructure security in large publicly-traded companies.

The Company’s Incident Response Team, which includes the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, CIO, and General Counsel, receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

To facilitate the success of the Company’s cybersecurity components of the ERM program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents.  Through ongoing communications with these teams, the CIO and the ITSEC team monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Risk Committee and Audit Committee when appropriate.

Cybersecurity Risks

Despite the security measures we have implemented, certain cybersecurity incidents could disrupt our operational systems if our IT resources are compromised by an intentional attack which results in the loss of trade secrets or other proprietary or competitively sensitive information; compromises personally identifiable information regarding customers or employees; delays our ability to deliver products to customers; jeopardizes the security of our facilities; or causes other damage.

During the fiscal year ended February 3, 2024, we did not experience any material impact to our business, financial position, or operations resulting from previously identified cyberattacks or other information security incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material breaches. While our lack of an online shopping option or an omnichannel customer experience may pose risks to our business, the same aspect of our operations insulates us from the same level of cybersecurity risks relative to those peers.

We continuously seek to maintain a robust program of information security and controls, but the impact of a material cybersecurity incident could have an adverse effect on our competitive position, reputation, results of operations, financial condition, and cash flows.

Additionally, while we have a cybersecurity program designed to protect and preserve the confidentiality, integrity, and availability of our information systems, we also maintain cybersecurity insurance to manage potential liabilities resulting from specific cyber-attacks.  Although we maintain cybersecurity insurance, there can be no guarantee that our insurer(s) will cover specific claims, pay the full costs of an incident, or provide payment in a timely manner.

For more information, please see “Item 1A – Risk Factors – Technology and Cybersecurity.”

Index
Item 2.	Properties

We lease the majority of our retail stores, often in second generation sites ranging in size from 20,000 to 50,000 square feet. Our corporate headquarters, located in Harrisburg, PA, is 58,200 square feet and is leased under an agreement that expires in February 2033, with options to renew for three successive five-year periods. Our corporate data center and additional office space is 19,800 square feet.  Our recently expanded 804,000 square foot distribution center located in York, PA is leased under an agreement that expires in March 2033 with an option to renew for one five-year period, we completed the expansion in fiscal 2023 providing an additional 201,000 square feet of distribution capacity. Our 962,000 square foot distribution center in Commerce, GA is leased under an agreement that expires in April 2024 with options to renew for three successive five-year periods. In 2019, we constructed our 615,000 square foot distribution center in Lancaster, TX. The Lancaster, TX distribution center became fully operational during the first quarter of 2020. In addition, we are constructing our fourth distribution center in Princeton, IL, which we anticipate to be operational in the second half of fiscal 2024. As of February 3, 2024, there were 512 Ollie’s Bargain Outlet locations across 30 contiguous states in the eastern half of the United States.

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

	2023
	High	Low
First Quarter	$65.97	$50.95
Second Quarter	$73.71	$52.93
Third Quarter	$80.94	$70.17
Fourth Quarter	$83.19	$68.57

	2022
	High	Low
First Quarter	$55.22	$37.67
Second Quarter	$72.27	$40.40
Third Quarter	$67.99	$48.95
Fourth Quarter	$62.82	$44.72

As of February 3, 2024, we had approximately 460 stockholders of record.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between February 2, 2019 and February 3, 2024 to the cumulative return of (i) the NASDAQ Composite Total Return index and (ii) the NASDAQ US Benchmark Retail Index over the same period.  This graph assumes an initial investment of $100 on February 2, 2019 in our common stock, the NASDAQ Composite Total Return index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any.  Such returns are based on historical results and are not intended to suggest future performance.

	2/2/19	2/1/20	1/30/21	1/29/22	1/28/23	2/3/24
Ollie’s Bargain Outlet Holdings, Inc.	100.00	66.84	119.38	56.62	68.02	94.61
NASDAQ Composite Total Return Index	100.00	119.53	209.88	127.05	99.06	96.14
NASDAQ US Benchmark Retail Index	100.00	117.55	161.35	167.70	141.71	190.18

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the fourteen weeks ended February 3, 2024 is as follows:
Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
October 29, 2023 through November 25, 2023	—	—	—	$98,389,572
November 26, 2023 through December 30, 2023	68,299	$72.71	68,299	$93,387,292
December 31, 2023 through February 3, 2024	105,637	$72.60	105,637	$85,655,549
Total	173,936		173,936

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock.  This initial tranche expired on March 26, 2021.  The Board authorized the repurchase of another $100.0 million of the Company’s common stock on December 15, 2020, and a $100.0 million increase on March 16, 2021, resulting in $200.0 million approved for share repurchases through January 13, 2023.  On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. On November 30, 2023, the Company’s Board of Directors authorized an extension to the existing share repurchase program set to expire on December 15, 2023, until March 31, 2026.  Shares to be repurchased are subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of February 3, 2024, the Company had approximately $85.7 million remaining under its share repurchase program.  For further discussion on the share repurchase program, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer January 31 of the following year. References to “2023” refer to the 53 week fiscal year ended February 3, 2024 and references to “2022” refer to the 52 week fiscal year ended January 28, 2023.  References to “2024” refer to the 52-week fiscal year ending February 1, 2025.

Overview

Ollie’s is America’s largest retailer of closeout merchandise and excess inventory. Our stores sell name brand household related items that consumers use in their everyday lives at prices that are typically 20% to 70% below traditional retailers.  Known for our assortment of “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys, and electronics.  Our differentiated go-to market strategy is characterized by a unique, fun, and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong store performance as evidenced by our store base expansion from 345 stores to 512 stores and net sales growth from $1.408 billion to $2.103 billion from 2019 to 2023 and average annual net sales per store of $4.3 million for the five-year period.

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing, and infrastructure to expand into new markets in contiguous states.  We have expanded to 512 stores located in 30 states as of February 3, 2024.

Our stores are supported by three distribution centers, one each in York, PA, Commerce, GA, and Lancaster, TX. We completed the expansion of our York, PA distribution center in fiscal 2023 providing an additional 201,000 square feet of distribution capacity. In addition, we broke ground on construction of our fourth distribution center in Princeton, IL in April 2023, the distribution center is expected to be operational in the second half of fiscal 2024. With the expansion of our York, PA distribution center and the addition of our fourth distribution center, we believe our distribution capabilities will support up to 750 stores.

Index
We have invested in our associates, infrastructure, distribution network, and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

•	expanding the capacity of our distribution centers to their current 2.4 million square feet; and

•	investing in information technology, accounting, and warehouse management systems.

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

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth, and margins.  In addition, our new stores generally open strong, contributing to the growth in net sales and profitability of our business. From 2019 to 2023, net sales grew at a CAGR of 10.5%.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general, and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

Our ability to grow and our results of operations may be impacted by additional factors and uncertainties, such as consumer spending habits, which are subject to macroeconomic conditions and changes in discretionary income.  Our customers’ discretionary income is primarily impacted by gas prices, wages, rising interest rates, inflation, and consumer trends and preferences, which fluctuate depending on the environment. The potential consolidation of our competitors or other changes in our competitive landscape could also impact our results of operations or our ability to grow, even though we compete with a broad range of retailers.

Our key competitive advantage is our direct buying relationships with many major manufacturers, wholesalers, distributors, brokers, and retailers for our brand name closeout products and unbranded goods.  We also augment our product mix with private label brands.  As we continue to grow, we believe our increased scale will provide us with even greater access to brand name closeout products as major manufacturers seek a single buyer to acquire an entire deal.

Index
How We Assess the Performance of Our Business and Key Line Items

We consider a variety of financial and operating measures in assessing the performance of our business.  The key measures we use are number of new stores, net sales, comparable store sales, gross profit and gross margin, SG&A, pre-opening expenses, operating income, EBITDA, and Adjusted EBITDA.

Number of New Stores

The number of new stores reflects the number of stores opened during a particular reporting period.  Before we open new stores, we incur pre-opening expenses described below under “Pre-Opening Expenses” and we make an initial investment in inventory.  We also make initial capital investments in fixtures and equipment, which we amortize over time.

We opened 45 new stores in 2023.  We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are approximately seven years with options to renew for three to five successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

Net Sales

We recognize retail sales in our stores when merchandise is sold and the customer takes possession of the merchandise.  Also included in net sales is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program and gift card breakage.  Net sales are presented net of returns and sales tax. Net sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.”  Growth of our net sales is primarily driven by the expansion of our store base in existing and new markets.  As we continue to grow, we believe we will have greater access to brand name closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers.  Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

The spending habits of our customers are subject to macroeconomic conditions and changes in discretionary income.  Our customers’ discretionary income is primarily impacted by gas prices, wages, inflation, and consumer trends and preferences, which fluctuate depending on the environment.  However, because we offer a broad selection of merchandise at extreme values, we believe we are generally less impacted than other retailers by economic cycles that correspond with declines in general consumer spending habits.  We believe we also benefit from periods of increased consumer spending.

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

Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers, as well as store remodel and store closing costs.  For opening new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses, and store setup costs.  Pre-opening expenses for new stores are expensed as they are incurred, which is typically within 30 to 45 days of opening a new store. For opening distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses, and occupancy costs. Store remodel costs primarily consist of payroll expenses, travel expenses, and store setup costs expensed as they are incurred. Store closing costs primarily consist of insurance deductibles, rent, and store payroll.

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

Index
Results of Operations

This section includes comparisons of certain 2023 financial information to the same information for 2022.  Year-to-year comparisons of the 2022 financial information to the same information for fiscal 2021, the 52-week period ended January 28, 2022 (“2021”), are contained in Item 7 of our Form 10-K for 2022 filed with the SEC on March 24, 2023 and available through the SEC’s website at  https://www.sec.gov/edgar/searchedgar/companysearch.html.

The following tables summarize key components of our results of operations for 2023 and 2022, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for 2023 and 2022 from our consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	2023	2022
	(dollars in thousands)

Net sales	$2,102,662	$1,827,009
Cost of sales	1,270,297	1,170,915
Gross profit	832,365	656,094
Selling, general and administrative expenses	562,672	490,569
Depreciation and amortization expenses	27,819	22,907
Pre-opening expenses	14,075	11,700
Operating income	227,799	130,918
Interest expense (income), net	(14,686)	(2,965)
Income before income taxes	242,485	133,883
Income tax expense	61,046	31,093
Net income	$181,439	$102,790
Percentage of net sales(1):
Net sales	100.0%	100.0%
Cost of sales	60.4	64.1
Gross profit	39.6	35.9
Selling, general and administrative expenses	26.8	26.9
Depreciation and amortization expenses	1.3	1.3
Pre-opening expenses	0.7	0.6
Operating income	10.8	7.2
Interest expense (income), net	(0.7)	(0.2)
Income before income taxes	11.5	7.3
Income tax expense	2.9	1.7
Net income	8.6%	5.6%
Select operating data:
Number of new stores	45	40
Number of store closings	(1)	(3)
Number of stores open at end of period	512	468
Average net sales per store (2)	$4,286	$4,043
Comparable stores sales change	5.7%	(3.0)%

(1)	Components may not add to totals due to rounding.

(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	2023	2022
	(dollars in thousands)
Net income	$181,439	$102,790
Interest expense (income), net	(14,686)	(2,965)
Depreciation and amortization expenses (1)	35,120	28,903
Income tax expense	61,046	31,093
EBITDA	262,919	159,821
Gains from insurance settlements	-	(897)
Non-cash stock-based compensation expense	12,237	9,951
Adjusted EBITDA	$275,156	$168,875

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.

2023 Compared with 2022

Net Sales

Net sales increased to $2.103 billion in 2023 from $1.827 billion in 2022, an increase of $275.7 million, or 15.1%.  The increase in net sales was the result of new store unit growth, a comparable store sales increase of 5.7%, and $34.0 million of sales in the 53rd week. Excluding the 53rd week, sales increased 13.2% year over year.

Comparable store sales increased 5.7% in 2023 compared with a 3.0% decrease in 2022.  The increase in comparable store sales consisted of an increase in the number of transactions.

Gross Profit and Gross Margin

Gross profit increased to $832.4 million in 2023 from $656.1 million in 2022, an increase of $176.3 million, or 26.9%.  Gross margin increased 370 basis points to 39.6% in 2023 from 35.9% in 2022.  The increase in gross margin in fiscal 2023 is primarily due to favorable supply chain costs.

Selling, General and Administrative Expenses

SG&A increased to $562.7 million in 2023 from $490.6 million in 2022, an increase of $72.1 million, or 14.7%.  The dollar increase in SG&A was primarily driven by higher selling expenses associated with our new store unit growth, as well as higher incentive compensation. As a percentage of net sales, SG&A decreased 10 basis points to 26.8% in 2023 from 26.9% in 2022. This decrease is primarily the result of leverage of fixed expenses, partially offset by higher incentive compensation expense.

Included in SG&A in 2022 is $0.9 million, respectively, of income related to gains from insurance settlements.  Excluding the gains in both years, SG&A decreased 10 basis points as a percentage of net sales in 2023.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased to $27.8 million in 2023 from $22.9 million in 2022, an increase of $4.9 million, or 21.4%, the result of the increased asset base due to new store growth and investments in existing stores.

Index
Pre-Opening Expenses

Pre-opening expenses increased to $14.1 million in 2023 from $11.7 million in 2022, an increase of $2.4 million, or 20.3%. The increase is primarily due to additional store openings and remodels.  We opened 45 new stores and closed one store in 2023 compared with having opened 40 new stores and closed three stores in 2022. As a percentage of net sales, pre-opening expenses was 0.7% in 2023 from 0.6% in 2022.

Interest (Income) Expense, Net

Interest income, net was $14.7 million in 2023 compared with $3.0 million in 2022. The increase in interest income, net in 2023 is primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances compared to 2022.

Income Tax Expense

Income tax expense increased to $61.0 million in 2023 from $31.1 million in 2022, an increase of $29.9 million, or 96.3%.  The effective tax rates for 2023 and 2022 were 25.2% and 23.2%, respectively.  The variance in the effective tax rates between the periods was primarily due to state tax rate changes, offset by an increase in discrete tax benefits related to stock-based compensation. Discrete tax benefits totaled $1.1 million and $0.3 million in 2023 and 2022, respectively. For further information, see Note 8 under “Notes to Consolidated Financial Statements.”

Net Income

As a result of the foregoing, net income increased to $181.4 million in 2023 from $102.8 million in 2022, an increase of $78.6 million, or 76.5%.

Adjusted EBITDA

Adjusted EBITDA increased to $275.2 million in 2023 from $168.9 million in 2022, an increase of $106.3 million, or 62.9%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility. As of February 3, 2024, we had $353.2 million of cash and cash equivalents and short-term investments on hand and $90.0 million available to borrow under our Revolving Credit Facility. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to the Consolidated Financial Statements.”

Our primary cash needs are for capital expenditures and working capital.  Additionally, we have made and may continue to make discretionary share repurchases (see ‘Share Repurchase Program’ below for further discussion).

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $124.4 million and $51.7 million for capital expenditures in 2023 and 2022, respectively.  We opened 45 new stores and closed one store in 2023.

Index
Capital expenditures in 2024 are planned to be approximately $85 million, primarily for the construction of our fourth distribution center, which is anticipated to be operational in the second half of fiscal 2024, as well as the opening of 50 new stores, store-level initiatives at our existing stores, as well as general corporate capital expenditures, including information technology.   We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program, resulting in $200.0 million approved for share repurchases through January 13, 2023.  On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023.  On November 30, 2023, the Company’s Board of Directors authorized an extension to the existing share repurchase program set to expire on December 15, 2023, until March 31, 2026.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.

Index
During 2023, we repurchased 808,669 shares of our common stock for $52.5 million, inclusive of transaction costs, pursuant to our share repurchase program, and during 2022, we repurchased 848,133 shares of our common stock for $41.8 million, inclusive of transaction costs.  These expenditures were funded by cash generated from operations.  As of February 3, 2024, we had approximately $85.7 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	2023	2022
	(in thousands)
Net cash provided by operating activities	$254,497	$114,346
Net cash used in investing activities	(150,087)	(111,454)
Net cash used in financing activities	(48,744)	(39,273)
Net increase (decrease) in cash and cash equivalents	$55,666	$(36,381)

Cash Provided by Operating Activities

Net cash provided by operating activities in 2023 totaled $254.5 million compared with $114.3 million in 2022.  The increase in net cash provided by operating activities in 2023 was primarily due to higher net income year over year.

Cash Used in Investing Activities

Net cash used in investing activities totaled $150.1 million in 2023 compared with $111.5 million in 2022.  The increase in cash used in investing activities is primarily due to a larger investment in capital expenditures related to the completion of the Company’s distribution center expansion in York, PA and the construction of our new distribution center in Princeton, IL, and purchases of short-term investments of $273.5 million in the current year, partially offset by maturities of short-term investments of $247.4 million.

Cash Used in Financing Activities

Net cash used in financing activities totaled $48.7 million in 2023 compared with $39.3 million in 2022.  The change in cash outflow in 2023 is primarily due to $52.5 million of shares repurchased in fiscal 2023 as compared to share repurchases of $41.8 million in fiscal 2022.

Credit Facilities

The Company’s credit facility (the “Credit Facility”) provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  In addition, the Company may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility. On January 9, 2024, the Company refinanced its credit facility (the “Credit Facility”), pursuant to which the maturity date for any loans under the revolving credit facility was extended for a period of five years and a zero percent (0.0%) interest rate floor was added to the option for the SOFR Loan Rate (as defined in the Amendment). Loans under the Revolving Credit Facility mature on January 9, 2029.

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

Under the terms of the Revolving Credit Facility, as of February 3, 2024, we could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $100.0 million.

As of February 3, 2024, we had no outstanding borrowings under the Revolving Credit Facility, with $90.0 million of borrowing availability, outstanding letters of credit commitments of $9.7 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. We incurred unused line fees of approximately $0.1 million in each of 2023 and 2022.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which we must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  We were in compliance with all terms of the Credit Facility during 2023.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on our consolidated balance sheet as of February 3, 2024, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The following table summarizes our material cash requirements over the next several periods from known contractual obligations, including contractual lease obligations:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Operating leases (1)	$106,625	$181,855	$136,762	$132,033	$557,275
Finance leases	1,011	835	13		1,859
Purchase obligations (2)	21,400	-	-	-	21,400
Total	$129,036	$182,690	$136,775	$132,033	$580,534

(1)	Operating lease payments exclude $26.6 million of legally binding minimum lease payments for leases signed, but not yet commenced.

(2)	Purchase obligations are primarily for materials and construction agreement for our fourth distribution center in Princeton, IL.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP.  A summary of our significant accounting policies can be found in Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures.  These judgments and estimates are based on historical and other factors believed to be reasonable under the circumstances.  We have identified the policies below as critical to our business operations and understanding of our results of operations.

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

Factors considered in the determination of permanent markdowns include uncertainties related to inventory obsolescence, excess inventories, current and anticipated demand, age of the merchandise and customer preferences.  A significant increase in the demand for merchandise could result in a short-term increase in inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand.  If our inventory is determined to be overvalued in the future, we would be required to recognize such costs in cost of sales and reduce operating income at the time of such determination.  Therefore, although every effort is made to ensure the accuracy of forecasts of merchandise demand, any significant unanticipated changes in demand or in economic conditions within our markets could have a significant impact on the value of our inventory and reported operating results.  Similarly, if higher than anticipated levels of shrinkage were to occur, it could have a material effect on our results of operations. We calculate our shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales for each retail store, at a department level, based on the company’s most recent historical shrink rate adjusted, if necessary, for current economic conditions and business trends. To the extent that subsequent physical inventories yield different results than the estimated accrual, our effective shrink rate for a given reporting period will include the impact of adjusting to the actual results.

Index
We have not made any material changes in the methodology used to recognize permanent markdowns or inventory shrinkage in the financial periods presented nor do we anticipate material changes in assumptions we use for permanent markdowns or shrinkage.  As previously stated, however, if our actual experience does not accurately reflect our assumptions and forecasts, we may be exposed to losses or gains that could be material.  We believe a 10% change in our assumptions as of February 3, 2024 would have impacted net income by approximately $1.0 million in 2023.

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

For 2023 and 2022, we completed an impairment test of our goodwill and determined that no impairment of goodwill existed.  Similarly, for 2023 and 2022, we completed an impairment test of our tradename and determined that no impairment of the asset existed.

Index
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facility, which carries variable interest rates.  As of February 3, 2024, our Credit Facility consisted solely of a Revolving Credit Facility with advances tied to a borrowing base.  Because our Credit Facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of February 3, 2024, we had no outstanding variable rate debt under our Revolving Credit Facility.  We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2024, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of store shrink

As discussed in Note 1(h) to the consolidated financial statements, inventories are valued at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. The retail inventory method is based on a number of factors such as markups, markdowns, and shrinkage (or shrink). The Company calculates the shrink provision based on actual physical inventory results during the fiscal period and estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales for each retail store, at a department level, based on the Company’s most recent historical shrink rate adjusted, if necessary, for current economic conditions and business trends.  The Company’s inventories were $505.8 million as of February 3, 2024.

We identified the evaluation of the estimation of store shrink occurring between the physical inventory counts and the fiscal year-end as a critical audit matter.  Evaluation of the Company’s estimation of shrink at the end of the fiscal year involved subjective auditor judgment due to the estimation uncertainty associated with the shrink rate assumption.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the estimation of store shrink. We evaluated the appropriateness of the Company’s shrink accrual at the end of the fiscal year by (1) evaluating the shrink rate used by comparing to historical shrink rates, (2) testing the application of the method and certain assumptions used, and (3) performing a sensitivity analysis over the shrink reserve estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2009.

Harrisburg, Pennsylvania
March 27, 2024

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal year ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Net sales	$2,102,662	$1,827,009	$1,752,995
Cost of sales	1,270,297	1,170,915	1,071,749
Gross profit	832,365	656,094	681,246
Selling, general and administrative expenses	562,672	490,569	447,615
Depreciation and amortization expenses	27,819	22,907	19,364
Pre-opening expenses	14,075	11,700	9,675
Operating income	227,799	130,918	204,592
Interest (income) expense, net	(14,686)	(2,965)	209
Income before income taxes	242,485	133,883	204,383
Income tax expense	61,046	31,093	46,928
Net income	$181,439	$102,790	$157,455
Earnings per common share:
Basic	$2.94	$1.64	$2.44
Diluted	$2.92	$1.64	$2.43
Weighted average common shares outstanding:
Basic	61,741	62,495	64,447
Diluted	62,068	62,704	64,878

See accompanying Notes to the Consolidated Financial Statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	February 3,	January 28,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$266,262	$210,596
Short-term investments	86,980	60,165
Inventories	505,790	470,534
Accounts receivable	2,223	2,374
Prepaid expenses and other assets	10,173	10,627
Total current assets	871,428	754,296
Property and equipment, net	270,063	175,947
Operating lease right-of-use assets	475,526	436,326
Goodwill	444,850	444,850
Trade name	230,559	230,559
Other assets	2,168	2,118
Total assets	$2,294,594	$2,044,096
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$639	$430
Accounts payable	128,097	90,204
Income taxes payable	14,744	3,056
Current portion of operating lease liabilities	89,176	88,636
Accrued expenses and other	82,895	76,959
Total current liabilities	315,551	259,285
Revolving credit facility	-	-
Long-term debt	1,022	858
Deferred income taxes	71,877	70,632
Long-term operating lease liabilities	397,912	351,251
Other long-term liabilities	-	1
Total liabilities	786,362	682,027
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 66,927 and 66,672 shares issued, respectively	67	67
Additional paid-in capital	694,959	677,694
Retained earnings	1,167,951	986,512
Treasury - common stock, at cost; 5,473 and 4,664 shares, respectively	(354,745)	(302,204)
Total stockholders’ equity	1,508,232	1,362,069
Total liabilities and stockholders’ equity	$2,294,594	$2,044,096

See accompanying Notes to the Consolidated Financial Statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of January 30, 2021	66,165	66	(702)	(40,401)	648,949	726,267	1,334,881
Stock-based compensation expense	-	-	-	-	8,042	-	8,042
Proceeds from stock options exercised	305	1	-	-	8,634	-	8,635
Vesting of restricted stock	62	-	-	-	-	-	-
Common shares withheld for taxes	(16)	-	-	-	(1,332)	-	(1,332)
Shares repurchased	-	-	(3,114)	(219,971)	-	-	(219,971)
Net income	-	-	-	-	-	157,455	157,455
Balance as of January 29, 2022	66,516	67	(3,816)	(260,372)	664,293	883,722	1,287,710
Stock-based compensation expense	-	-	-	-	9,951	-	9,951
Proceeds from stock options exercised	119	-	-	-	4,032	-	4,032
Vesting of restricted stock	50	-	-	-	-	-	-
Common shares withheld for taxes	(13)	-	-	-	(582)	-	(582)
Shares repurchased	-	-	(848)	(41,832)	-	-	(41,832)
Net income	-	-	-	-	-	102,790	102,790
Balance as of January 28, 2023	66,672	67	(4,664)	(302,204)	677,694	986,512	1,362,069
Stock-based compensation expense	-	-	-	-	12,237	-	12,237
Proceeds from stock options exercised	180	-	-	-	6,686	-	6,686
Vesting of restricted stock	103	-	-	-	-	-	-
Common shares withheld for taxes	(28)	-	-	-	(1,658)	-	(1,658)
Shares repurchased	-	-	(809)	(52,541)	-	-	(52,541)
Net income	-	-	-	-	-	181,439	181,439
Balance as of February 3, 2024	66,927	$67	(5,473)	$(354,745)	$694,959	$1,167,951	$1,508,232

See accompanying Notes to the Consolidated Financial Statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$181,439	$102,790	$157,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	34,936	28,689	24,894
Amortization of debt issuance costs	267	256	256
Gain on sale of assets	(304)	(325)	(213)
Deferred income tax provision	1,245	4,453	1,115
Stock-based compensation expense	12,237	9,951	8,042
Other	(723)	—	—
Changes in operating assets and liabilities:
Inventories	(35,256)	(3,228)	(113,602)
Accounts receivable	151	(1,002)	(751)
Prepaid expenses and other assets	341	375	(3,895)
Accounts payable	38,250	(20,379)	(11,116)
Income taxes payable	11,688	500	(8,404)
Accrued expenses and other liabilities	10,226	(7,734)	(8,748)
Net cash provided by operating activities	254,497	114,346	45,033
Cash Flows from Investing Activities:
Purchases of property and equipment	(124,404)	(51,667)	(34,989)
Proceeds from sale of property and equipment	409	378	3,159
Purchases of short-term investments	(273,522)	(60,165)	—
Maturities of short-term investments	247,430	—	—
Net cash used in investing activities	(150,087)	(111,454)	(31,830)
Cash Flows from Financing Activities:
Repayments on finance leases	(1,027)	(891)	(684)
Payment of debt issuance costs	(204)	—	—
Proceeds from stock option exercises	6,686	4,032	8,635
Common shares withheld for taxes	(1,658)	(582)	(1,332)
Payment for shares repurchased	(52,541)	(41,832)	(219,971)
Net cash used in financing activities	(48,744)	(39,273)	(213,352)
Net increase (decrease) in cash and cash equivalents	55,666	(36,381)	(200,149)
Cash and cash equivalents, beginning of the period	210,596	246,977	447,126
Cash and cash equivalents, end of the period	$266,262	$210,596	$246,977
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$419	$343	$358
Income taxes	$48,601	$26,566	$54,690
Non-cash investing activities:
Accrued purchases of property and equipment	$11,270	$7,918	$3,189

See accompanying Notes to the Consolidated Financial Statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referred to as the “Company” or “Ollie’s”) principally buys overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, distributors, brokers, and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide consistently value-priced goods in select key merchandise categories.

Since its first store opened in 1982, the Company has grown to 512 retail locations in 30 states as of February 3, 2024. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the fiscal year ended February 3, 2024 refer to the 53-week period from January 29, 2023 to February 3, 2024 (“2023”).  References to the fiscal year ended January 28, 2023 refer to the 52-week period from January 30, 2022 to January 28, 2023 (“2022”).  References to the fiscal year ended January 29, 2022 refer to the 52-week period from January 31, 2021 to January 29, 2022 (“2021”).

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

Ollie’s financial instruments consist of cash and cash equivalents, investment securities, accounts receivable, accounts payable, and the Company’s credit facilities. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair value because of their short-term nature. The carrying amount of the Company’s credit facilities, see Note 7 to the Consolidated Financial Statements for additional information related to our credit facility, approximates its fair value because the interest rates are adjusted regularly based on current market conditions. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in treasury bonds and corporate bonds are Level 1 while the investments in municipal bonds are Level 2. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

As of February 3, 2024 and January 28, 2023, the Company’s investment securities are classified as held-to-maturity since the Company has both the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$49,765	$16	$-	$49,781
Municipal Bonds	10,136	-	(139)	9,997
Corporate Bonds	27,079	22	-	27,101
Total	$86,980	$38	$(139)	$86,879

	As of January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$55,274	$-	$(83)	$55,191
Municipal Bonds	4,891	-	(8)	4,883
Corporate Bonds	-	-	-	-
Total	$60,165	$-	$(91)	$60,074

Short-term investment securities as of February 3, 2024 and January 28, 2023 all mature in one year or less.

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

We calculate our shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales for each retail store, at a department level, based on the company’s most recent historical shrink rate adjusted, if necessary, for current economic conditions and business trends.

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

For 2023, 2022, and 2021, the Company completed an impairment test of its goodwill and determined that no impairment of goodwill existed.

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

For 2023, 2022, and 2021, the Company completed an impairment test of its tradename and determined that no impairment of the asset existed.

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

Advertising costs primarily consist of print flyers, digital media, email campaigns, and media broadcasts and are generally expensed the first time the advertising occurs. Advertising expense for 2023, 2022, and 2021 was $64.5 million, $62.4 million, and $52.2 million, respectively.

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

Pre-opening expenses consist of expenses of opening new stores and distribution centers, as well as store remodel and store closing costs.  For opening new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses, and store setup costs.  Pre-opening expenses for new stores are expensed as they are incurred, which is typically within 30 to 45 days of opening a new store. For opening distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses, and occupancy costs. Store remodel costs primarily consist of payroll expenses, travel expenses, and store setup costs expensed as they are incurred. Store closing costs primarily consist of insurance deductibles, rent, and store payroll.

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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Fiscal year ended
	February 3,	January 28,	January 29,
	2024	2023	2022
	(in thousands)
Weighted average number of common shares outstanding – Basic	61,741	62,495	64,447
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	327	209	431
Weighted average number of common shares outstanding – Diluted	62,068	62,704	64,878

The effect of the weighted average assumed exercise of stock options outstanding totaling 582,645, 858,413, and 425,718 as of February 3, 2024, January 28, 2023, and January 29, 2022, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 11,717, 39,342, and 22,546 as of February 3, 2024, January 28, 2023, and January 29, 2022, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(u)	Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures,” which modifies reportable segment disclosure requirements. This ASU expands annual and interim reportable segment disclosures, including: disclosure of the title and position of our chief operating decision maker (“CODM”), interim and annual disclosure of significant reportable segment expenses that are components of segment profit or loss information provided to the CODM, and interim disclosure of all annual reportable segment profit or loss and asset data currently only required to be disclosed annually. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have an impact on our financial statements the Company is comprised of one operating segment.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which modifies the disclosure requirements for income taxes. This ASU requires disclosure of tabular statutory to effective rate reconciliation in both percentages and dollars, additional disaggregated rate reconciliation categories and disaggregation of both income taxes paid and income tax expense by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024. We expect this ASU to only impact our disclosures with no impact to our result of operations, cash flows and financial condition.

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

	Fiscal year ended
	February 3,	January 28,	January 29,
	2024	2023	2022
		(in thousands)
Beginning balance	$8,130	$7,782	$8,113
Revenue deferred	16,141	14,446	15,290
Revenue recognized	(14,112)	(14,098)	(15,621)
Ending balance	$10,159	$8,130	$7,782

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

	Fiscal year ended
	February 3,	January 28,	January 29,
	2024	2023	2022
		(in thousands)
Beginning balance	$2,527	$2,291	$1,902
Gift card issuances	5,150	4,948	5,433
Gift card redemption and breakage	(5,027)	(4,712)	(5,044)
Ending balance	$2,650	$2,527	$2,291

Sales return allowance is recorded on a gross basis on the consolidated balance sheets as a refund liability and an asset for recovery.  The allowance for estimated retail merchandise returns is based on prior experience. The following table provides a reconciliation of the activity related to the Company’s sales returns allowance:

	Fiscal year ended
	February 3,	January 28,	January 29,
	2024	2023	2022
		(in thousands)
Beginning balance	$1,170	$1,101	$1,060
Provisions	57,684	56,989	54,475
Sales returns	(57,784)	(56,920)	(54,434)
Ending balance	$1,070	$1,170	$1,101

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(3)	Property and Equipment

Property and equipment consists of the following:

	February 3, 2024	January 28, 2023
	(in thousands)
Land	$9,894	$7,942
Buildings	34,608	34,608
Furniture, fixtures and equipment	262,571	224,999
Leasehold improvements	78,099	55,945
Automobiles	3,449	2,839
Construction in Progress	65,643	-
	454,264	326,333
Less: Accumulated depreciation and amortization	(184,201)	(150,386)
	$270,063	$175,947

Depreciation and amortization expense of property and equipment was $34.9 million, $28.7 million, and $24.9 million in 2023, 2022, and 2021, respectively, of which $27.8 million, $22.9 million, and $19.4 million is included in the depreciation and amortization expenses in 2023, 2022, and 2021, respectively, on the consolidated statements of income.  The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

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

Ollie’s generally leases its stores, offices, and distribution facilities under operating leases that expire at various dates through 2038.  These leases generally provide for fixed annual rentals.  A majority of the Company’s leases also require a payment for all or a portion of common-area maintenance, insurance, real estate taxes, water and sewer costs, and repairs, on a fixed or variable payment basis, the cost of which, for leases existing as of the adoption of ASC 842, is charged to the related expense category rather than being accounted for as rent expense.  For leases entered into after the adoption of ASC 842, the Company accounts for lease components together with non-lease components as a single component for all classes of underlying assets.  Most of the leases contain options to renew for three to five successive five-year periods.  The Company is generally not reasonably certain to exercise renewal options; therefore, the options are not considered in determining the lease term, and associated potential option payments are excluded from the lease payments.  Ollie’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Store and office lease costs are classified in SG&A and distribution center lease costs are classified in cost of sales on the consolidated statements of income.

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of February 3, 2024:

February 3,
2024
(in thousands)
2024	$106,625
2025	93,148
2026	88,707
2027	76,591
2028	60,171
Thereafter	132,033
Total undiscounted lease payments (1)	557,275
Less: Imputed interest	(70,187)
Total lease obligations	487,088
Less: Current obligations under leases	(89,176)
Long-term lease obligations	$397,912

(1)	Lease obligations exclude $26.6 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
	(dollars in thousands)
Cash paid for operating leases	$114,184	$94,909	$85,923
Operating lease cost	106,302	95,176	86,516
Variable lease cost	12,463	10,512	7,848
Non-cash right-of-use assets obtained in exchange for lease obligations	53,138	54,705	59,696
Weighted-average remaining lease term	6.52 years	6.4 years	6.6 years
Weighted-average discount rate	3.9%	3.4%	3.4%

(5)	Commitments and Contingencies

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

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(6)	Accrued Expenses

Accrued expenses consist of the following:

	February 3, 2024	January 28, 2023
	(in thousands)
Compensation and benefits	$20,535	$14,751
Deferred revenue	12,809	10,657
Sales and use taxes	10,234	6,567
Insurance	9,671	9,141
Real estate related	4,680	6,283
Freight	4,359	2,641
Advertising	1,780	6,582
Other	18,827	20,337
	$82,895	$76,959

(7)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases.

The Company’s credit facility (the “Credit Facility”) provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”). In addition, the Company may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility. On January 9, 2024, the Company refinanced its credit facility (the “Credit Facility”), pursuant to which the maturity date for any loans under the revolving credit facility was extended for a period of five years from the effective date of January 9, 2024 and a zero percent (0.0%) interest rate floor was added to the option for the SOFR Loan Rate (as defined in the Amendment). Loans under the Revolving Credit Facility mature on January 9, 2029.

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

Under the terms of the Revolving Credit Facility, as of February 3, 2024, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of February 3, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility, with $90.0 million of borrowing availability, outstanding letters of credit commitments of $9.7 million, and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. The Company incurred unused line fees of $0.1 million in each of the years ended 2023, 2022, and 2021.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  The Company was in compliance with all terms of the Credit Facility during 2023.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of February 3, 2024, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The components of income tax provision (benefit) are as follows:

	Fiscal year ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Current:
Federal	$45,871	$20,541	$35,657
State	13,930	6,099	10,156
	59,801	26,640	45,813
Deferred:
Federal	1,915	5,588	802
State	(670)	(1,135)	313
	1,245	4,453	1,115
Income tax expense	$61,046	$31,093	$46,928

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal year ended
	February 3, 2024	January 28, 2023	January 29, 2022
Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.3	2.9	4.1
Excess tax benefits related to stock-based compensation	(0.3)	(0.2)	(1.7)
Other	0.2	(0.5)	(0.4)
	25.2%	23.2%	23.0%

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows :

	February 3, 2024	January 28, 2023
	(in thousands)
Deferred tax assets:
Inventory reserves	$871	$732
Lease liability	122,006	110,100
Stock-based compensation	4,738	4,448
Deferred revenue	2,544	2,034
Other	4,014	3,370
Total deferred tax assets	134,173	120,684
Deferred tax liabilities:
Tradename	(57,721)	(57,664)
Depreciation	(29,242)	(24,485)
Operating lease right-of-use assets	(119,087)	(109,167)
Total deferred tax liabilities	(206,050)	(191,316)
Net deferred tax liabilities	$(71,877)	$(70,632)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of February 3, 2024 and January 28, 2023.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of February 3, 2024 or January 28, 2023, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for 2023, 2022 or 2021.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants.  The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of February 3, 2024, there were 1,957,583 shares available for grant under the 2015 Plan.

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

A summary of the Company’s stock option activity and related information follows for 2021, 2022 and 2023:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands, except share and per share amounts)
Outstanding at January 30, 2021	1,244,235	$42.39
Granted	298,990	84.48
Forfeited	(129,233)	61.98
Exercised	(304,677)	28.34
Outstanding at January 29, 2022	1,109,315	55.30
Granted	328,938	43.97
Forfeited	(110,295)	59.60
Exercised	(118,707)	33.97
Outstanding at January 28, 2023	1,209,251	53.92
Granted	144,630	57.91
Forfeited	(54,119)	62.90
Exercised	(180,278)	37.09
Outstanding at February 3, 2024	1,119,484	56.71	6.6	$23,406
Exercisable at February 3, 2024	582,221	57.67	5.4	$11,843

The intrinsic value of stock options exercised for 2023, 2022 and 2021 was $5.8 million, $3.5 million and $17.0 million, respectively.

The weighted average grant date fair value per option for options granted during 2023, 2022 and 2021 was $29.07, $20.62, and $33.38, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Risk-free interest rate	3.36%	2.63%	1.33%
Expected dividend yield	—	—	—
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	47.16%	44.40%	38.39%

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

A summary of the Company’s RSU activity and related information for 2021, 2022 and 2023 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 30, 2021	148,838	$52.28
Granted	59,195	83.18
Forfeited	(19,887)	62.27
Vested	(62,663)	44.51
Nonvested balance at January 29, 2022	125,483	69.15
Granted	235,754	44.04
Forfeited	(35,457)	51.49
Vested	(49,502)	67.33
Nonvested balance at January 28, 2023	276,278	50.32
Granted	205,663	58.10
Forfeited	(27,783)	53.24
Vested	(103,354)	52.70
Nonvested balance at February 3, 2024	350,804	53.94

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which has been recorded within SG&A was $12.2 million, $10.0 million, and $8.0 million for 2023, 2022 and 2021, respectively.

As of February 3, 2024, there was $22.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years. Compensation costs related to awards are recognized using the straight-line method.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(10)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan (the “Plan”), qualified under Internal Revenue Code (“IRC”) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan and matches the employee’s contribution up to 25% of the first 6% of their annual compensation. The portion that the Company matches is vested ratably over six years. Beginning January 2024, the Company increased matches for employee contributions to 100% of the first 3% contributed of employee’s annual compensation, and 50% of the next 2% contributed for a total match of up to 4%. The enhancements to the plan also include 100% immediate vesting of the portion that the Company matches. The employer matching contributions to the Plan were $0.4 million, $0.3 million, and $0.2 million for 2023, 2022 and 2021, respectively.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions in 2023, 2022 or 2021.

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

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program.  Both of these authorizations were authorized to be executed through January 2023. On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. On November 30, 2023, the Company’s Board of Directors authorized an extension to the existing share repurchase program set to expire on December 15, 2023, until March 31, 2026.

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

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
During 2023, the Company repurchased 808,669 shares of its common stock for $52.5 million, inclusive of transaction costs, pursuant to its share repurchase program. During 2022, the Company repurchased 848,133 shares of its common stock for $41.8 million, inclusive of transaction costs, and during 2021, it repurchased 3,113,981 shares of its common stock for $220.0 million, inclusive of transaction costs.  These expenditures were funded by cash on hand. As of February 3, 2024, the Company had $85.7 million remaining under its share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

(12)	Segment Reporting and Entity-Wide Information

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

The following table summarizes the percentage of net sales by each product group for each year presented:

	Fiscal Year Ended
	2023		2022		2021
	(in thousands)
Consumables	$499,411	23.8%	$395,542	21.6%	$347,432	19.8%
Home	751,138	35.7%	699,351	38.3%	696,689	39.8%
Seasonal	393,563	18.7%	325,148	17.8%	317,113	18.1%
Other	458,550	21.8%	406,968	22.3%	391,761	22.3%
Total	$2,102,662	100.0%	$1,827,009	100.0%	$1,752,995	100.0%

(13)	Transactions with Affiliated and Related Parties

During fiscal year 2023, the Company purchased excess inventory of $1.5 million from a subsidiary of Hillman Solutions, Inc. where John Swygert, President and Chief Executive Officer of Ollie’s, is a member of its Board of Directors. There were purchases of $0.8 million made from a subsidiary of Hillman Solutions, Inc. in fiscal year 2022.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets
(In thousands)

	February 3, 2024	January 28, 2023
Assets
Total current assets	$-	$-
Long-term assets:
Investment in subsidiaries	1,508,232	1,362,069
Total assets	$1,508,232	$1,362,069

Liabilities and stockholders’ equity
Total current liabilities	$-	$-
Total long-term liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock	67	67
Additional paid-in capital	694,959	677,694
Retained earnings	1,167,951	986,512
Treasury stock, at cost	(354,745)	(302,204)
Total stockholders’ equity	1,508,232	1,362,069
Total liabilities and stockholders’ equity	$1,508,232	$1,362,069

See accompanying Notes to Condensed Financial Statements.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income
(In thousands)

Fiscal year ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	-	-	-
Depreciation and amortization expenses	-	-	-
Pre-opening expenses	-	-	-
Operating income	-	-	-
Interest expense, net	-	-	-
Income before income taxes and equity in net income of subsidiaries	-	-	-
Income tax expense	-	-	-
Income before equity in net income of subsidiaries	-	-	-
Net income of subsidiaries	181,439	102,790	157,455
Net income	$181,439	$102,790	$157,455

See accompanying Notes to Condensed Financial Statements.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.	Basis of presentation

In the parent-company-only condensed financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (the “Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only condensed financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during 2023, 2022 or 2021.

2.	Guarantees and restrictions

On January 9, 2024, Ollie’s Bargain Outlet, Inc., a subsidiary of the Company, completed a transaction in which it refinanced its credit facility (the “Credit Facility”). The Credit Facility provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  The loans under the Revolving Credit Facility mature on January 9, 2029.  In addition, Ollie’s Bargain Outlet, Inc. may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to the terms and conditions set out in the Credit Facility.  Under the terms of the Credit Facility, Bargain Parent, Inc., a subsidiary of the Company, guaranteed the payment of all principal and interest. In the event of a default under the Credit Facility, Bargain Parent, Inc. will be directly liable to the debt holders.

As of February 3, 2024, Ollie’s Bargain Outlet, Inc. had $90.0 million available for borrowing under its Revolving Credit Facility.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The Company was in compliance with all terms of the agreement during and as of the fiscal year ended February 3, 2024.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of February 3, 2024, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the Credit Facility, subject to certain exceptions.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended February 3, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures under the Exchange Act as of February 3, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of February 3, 2024, the Company’s disclosure controls and procedures are effective.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 3, 2024.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 3, 2024, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of February 3, 2024 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 27, 2024 that appears below.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2024, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements), and our report dated March 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Harrisburg, Pennsylvania
March 27, 2024

Index
Item 9B.	Other Information

Trading Arrangements of Directors and Executive Officers

During the quarter ended February 3, 2024, no director or officer of the Company entered into, modified, or terminated a “Rule 10b5-1(c) trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive proxy statement in connection with the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year ended February 3, 2024, and is incorporated herein by reference.

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

3.2†
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

10.3†
Second Amendment, dated as of January 9, 2024, to Amended and Restated Credit Agreement, among Bargain Parent, Inc., OBO Ventures, Inc. and certain subsidiaries, as borrowers, Manufacturers and Traders Trust Company, as Administrative Agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on January 9, 2024 (No. 001-37501)).

10.4†
Amended and Restated Guarantee and Collateral Agreement, dated May 22, 2019, Bargain Parent, Inc., Ollie’s Holdings, Inc., OBO Ventures, Inc. and certain subsidiaries, in favor of Manufacturers and Trading Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on May 24, 2019 (No. 001-37501)).

10.5†
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

10.9†+
Amendment to Employment Agreement, dated June 28, 2022, by and between Ollie’s Bargain Outlet, Inc. and Eric van der Valk (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on June 28, 2022 (No. 001-37501)).

10.10†+
Employment Agreement, dated October 1, 2021, by and between Ollie’s Bargain Outlet, Inc. and James Comitale (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q by the Company on December 7, 2021 (No. 001-37501)).

10.11†+	Bargain Holdings Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).
10.12†+
Form of Stock Option Agreement under Bargain Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.13†+	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by the Company on July 15, 2015 (No. 333-204942)).
10.14†+
Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K by the Company on March 24, 2023 (No. 001-37501)).

10.15†+
Form of Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on July 6, 2015 (No. 333- 204942)).

10.16†+
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

10.19†+
Amendment to Employment Agreement, dated December 10, 2019, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on December 10, 2019 (No. 001-37501)).

10.20†+
Amendment to Employment Agreement, dated April 11, 2021, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on April 15, 2021 (No. 001-37501)).

Index
Exhibit no.	Description
10.21†+
Employment Agreement, dated August 18, 2022, by and between Ollie’s Bargain Outlet, Inc. and Lawrence Kraus (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on August 22, 2022 (No. 001-37501)).

10.22†+
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

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Ollie’s Bargain Outlet Holdings, Inc. Policy for Recoupment of Incentive Compensation
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Previously filed.
**	Submitted electronically with this report.
+	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.
Date: March 27, 2024	By:	/s/ Robert Helm
Name: Robert Helm Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Swygert, Robert Helm, and James Comitale each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Swygert	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2024
John Swygert

/s/ Robert Helm	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2024
Robert Helm

/s/ Alissa Ahlman	Director	March 27, 2024
Alissa Ahlman

/s/ Mary Baglivo	Director	March 27, 2024
Mary Baglivo

/s/ Robert Fisch	Director	March 27, 2024
Robert Fisch

/s/ Stanley Fleishman	Director	March 27, 2024
Stanley Fleishman

/s/ Thomas Hendrickson	Director	March 27, 2024
Thomas Hendrickson

/s/ Abid Rizvi	Director	March 27, 2024
Abid Rizvi

/s/ Stephen White	Director	March 27, 2024
Stephen White

/s/ Richard Zannino	Director	March 27, 2024
Richard Zannino