Form 10-Q
period 2024-05-04
Ollie's Bargain Outlet Holdings, Inc.
filed 2024-06-05
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 31, 2024 was 61,206,696.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
Net sales	$508,818	$459,154
Cost of sales	299,460	280,583
Gross profit	209,358	178,571
Selling, general, and administrative expenses	142,419	130,268
Depreciation and amortization expenses	7,716	6,483
Pre-opening expenses	2,726	3,281
Operating income	56,497	38,539
Interest (income), net	(4,301)	(2,675)
Income before income taxes	60,798	41,214
Income tax expense	14,456	10,234
Net income	$46,342	$30,980
Earnings per common share:
Basic	$0.76	$0.50
Diluted	$0.75	$0.50
Weighted average common shares outstanding:
Basic	61,380	61,970
Diluted	61,739	62,207

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	May 4,	February 3,	April 29,
Assets	2024	2024	2023
Current assets:
Cash and cash equivalents	$212,250	$266,262	$134,959
Short-term investments	129,250	86,980	140,530
Accounts receivable	916	2,223	985
Inventories	527,469	505,790	497,988
Prepaid expenses and other current assets	8,897	10,173	8,806
Total current assets	878,782	871,428	783,268
Property and equipment, net of accumulated depreciation of $193,557, $184,201 and $157,959, respectively	282,669	270,063	187,030
Operating lease right-of-use assets	472,525	475,526	443,153
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,083	2,168	2,178
Total assets	$2,311,468	$2,294,594	$2,091,038
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$599	$639	$519
Accounts payable	103,495	128,097	99,554
Income taxes payable	29,227	14,744	12,476
Current portion of operating lease liabilities	89,607	89,176	89,528
Accrued expenses and other current liabilities	87,864	82,895	76,136
Total current liabilities	310,792	315,551	278,213
Revolving credit facility	-	-	-
Long-term debt	1,077	1,022	946
Deferred income taxes	71,628	71,877	71,132
Long-term portion of operating lease liabilities	395,547	397,912	356,791
Total liabilities	779,044	786,362	707,082
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 67,069, 66,927, and 66,778 shares issued, respectively	67	67	67
Additional paid-in capital	697,816	694,959	680,881
Retained earnings	1,214,293	1,167,951	1,017,492
Treasury - common stock, at cost; 5,810, 5,473, and 4,880 shares, respectively	(379,752)	(354,745)	(314,484)
Total stockholders’ equity	1,532,424	1,508,232	1,383,956
Total liabilities and stockholders’ equity	$2,311,468	$2,294,594	$2,091,038

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 28, 2023	66,672	$67	(4,664)	$(302,204)	$677,694	$986,512	$1,362,069
Stock-based compensation expense	-	-	-	-	2,863	-	2,863
Proceeds from stock options exercised	42	-	-	-	1,592	-	1,592
Vesting of restricted stock	86	-	-	-	-	-	-
Common shares withheld for taxes	(22)	-	-	-	(1,268)	-	(1,268)
Shares repurchased	-	-	(216)	(12,280)	-	-	(12,280)
Net income	-	-	-	-	-	30,980	30,980
Balance as of April 29, 2023	66,778	$67	(4,880)	$(314,484)	$680,881	$1,017,492	$1,383,956

Balance as of February 3, 2024	66,927	$67	(5,473)	$(354,745)	$694,959	$1,167,951	$1,508,232
Stock-based compensation expense	-	-	-	-	3,149	-	3,149
Proceeds from stock options exercised	66	-	-	-	2,548	-	2,548
Vesting of restricted stock	112	-	-	-	-	-	-
Common shares withheld for taxes	(36)	-	-	-	(2,840)	-	(2,840)
Shares repurchased	-	-	(337)	(25,007)	-	-	(25,007)
Net income	-	-	-	-	-	46,342	46,342
Balance as of May 4, 2024	67,069	$67	(5,810)	$(379,752)	$697,816	$1,214,293	$1,532,424

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
Cash Flows from Operating Activities:
Net income	$46,342	$30,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,742	8,025
Amortization of debt issuance costs	13	69
(Gain) loss on sale of assets	(118)	5
Deferred income tax provision	(249)	500
Stock-based compensation expense	3,149	2,863
Other	(480)	-
Changes in operating assets and liabilities:
Inventories	(21,679)	(27,454)
Accounts receivable	1,307	1,389
Prepaid expenses and other assets	1,348	1,692
Accounts payable	(21,163)	12,655
Income taxes payable	14,483	9,420
Accrued expenses and other liabilities	7,489	(4,272)
Net cash provided by operating activities	40,184	35,872
Cash Flows from Investing Activities:
Purchases of property and equipment	(26,865)	(19,010)
Proceeds from sale of property and equipment	140	64
Purchases of short-term investments	(96,042)	(85,365)
Maturities of short-term investments	54,252	5,000
Net cash used in investing activities	(68,515)	(99,311)
Cash Flows from Financing Activities:
Repayments on finance leases	(382)	(242)
Proceeds from stock option exercises	2,548	1,592
Common shares withheld for taxes	(2,840)	(1,268)
Payment for shares repurchased	(25,007)	(12,280)
Net cash used in financing activities	(25,681)	(12,198)
Net decrease in cash and cash equivalents	(54,012)	(75,637)
Cash and cash equivalents, beginning of the period	266,262	210,596
Cash and cash equivalents, end of the period	$212,250	$134,959
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$110	$116
Income taxes	$222	$333
Non-cash investing activities:
Accrued purchases of property and equipment	$6,379	$7,666

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 4, 2024 and April 29, 2023
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

Since its first store opened in 1982, the Company has grown to 516 retail locations in 30 states as of May 4, 2024. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the thirteen weeks ended May 4, 2024 and April 29, 2023 refer to the thirteen weeks from February 4, 2024 to May 4, 2024 and from January 29, 2023 to April 29, 2023, respectively.  References to “2023” refer to the fiscal year ended February 3, 2024 and references to “2024” refer to the fiscal year ending February 1, 2025.  Fiscal year 2023 consists of 53 weeks, and fiscal year 2024 consists of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of May 4, 2024 and April 29, 2023, and the condensed consolidated statements of income and stockholders’ equity for the thirteen weeks ended May 4, 2024 and April 29, 2023, and the condensed consolidated statements of cash flows for the thirteen weeks ended May 4, 2024 and April 29, 2023 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2024 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The Company’s balance sheet as of February 3, 2024, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024 (“Annual Report”), but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for 2023 and footnotes thereto included in the Annual Report.

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
May 4, 2024 and April 29, 2023
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

As of May 4, 2024, February 3, 2024, and April 29, 2023, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of May 4, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$88,234	$24	$-	$88,258
Municipal bonds	12,198	-	(72)	12,126
Corporate bonds	28,818	9	-	28,827
Total	$129,250	$33	$(72)	$129,211

	As of February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$49,765	$16	$-	$49,781
Municipal bonds	10,136	-	(139)	9,997
Corporate bonds	27,079	22	-	27,101
Total	$86,980	$38	$(139)	$86,879

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 4, 2024 and April 29, 2023
(Unaudited)
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

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
	(in thousands)
Beginning balance	$10,159	$8,130
Revenue deferred	4,436	3,326
Revenue recognized	(3,442)	(2,687)
Ending balance	$11,153	$8,769

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 4, 2024 and April 29, 2023
(Unaudited)
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

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
	(in thousands)
Beginning balance	$2,650	$2,527
Gift card issuances	962	900
Gift card redemption and breakage	(1,143)	(1,098)
Ending balance	$2,469	$2,329

(3)	Earnings per Common Share

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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
	(in thousands, except per share amounts)
Net income	$46,342	$30,980
Weighted average number of common shares outstanding – Basic	61,380	61,970
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	359	237
Weighted average number of common shares outstanding - Diluted	61,739	62,207
Earnings per common share – Basic	$0.76	$0.50
Earnings per common share - Diluted	$0.75	$0.50

The effect of the weighted average assumed exercise of stock options outstanding totaling 519,736 and 841,519 for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 46 and 26,241 for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 4, 2024 and April 29, 2023
(Unaudited)
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

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of May 4 , 2024:

May 4,
2024
(in thousands)
Remainder of 2024	$79,819
2025	96,603
2026	92,465
2027	80,248
2028	63,788
Thereafter	142,158
Total undiscounted lease payments (1)	555,081
Less: Imputed interest	(69,927)
Total lease obligations	485,154
Less: Current obligations under leases	(89,607)
Long-term lease obligations	$395,547

(1)	Lease obligations exclude $40.7 million of minimum lease payments for leases signed, but not commenced.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 4, 2024 and April 29, 2023
(Unaudited)
The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
	(dollars in thousands)
Cash paid for operating leases	$28,167	$25,344
Operating lease cost	27,241	24,888
Variable lease cost	3,846	2,835
Non-cash right-of-use assets obtained in exchange for lease obligations	7,022	12,273
Weighted-average remaining lease term	6.4 years	6.3 years
Weighted-average discount rate	4.0%	3.5%

(5)	Commitments and Contingencies

Contingencies

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

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	May 4,	February 3,	April 29,
	2024	2024	2023
	(in thousands)
Compensation and benefits	$16,907	$20,535	$11,307
Deferred revenue	13,622	12,809	11,098
Sales and use taxes	11,321	10,234	8,694
Insurance	10,540	9,671	9,517
Advertising	6,346	1,780	7,004
Freight	5,404	4,359	2,035
Real estate	4,557	4,680	6,223
Other	19,167	18,827	20,258
	$87,864	$82,895	$76,136

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 4, 2024 and April 29, 2023
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

Under the terms of the Revolving Credit Facility, as of May 4, 2024, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of May 4, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility, with $92.0 million of borrowing availability, outstanding letters of credit commitments of $7.8 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the thirteen weeks ended May 4, 2024.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of May 4, 2024, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The effective income tax rate for the thirteen weeks ended May 4, 2024 was a provision of 23.8%, or $14.5 million, compared to a provision of 24.8%, or $10.2 million, during the thirteen weeks ended April 29, 2023. The decrease in the effective income tax rate for the thirteen weeks ended May 4, 2024 compared to April 29, 2023 was primarily driven by the impact of discrete items recognized, primarily stock-based compensation, in the thirteen weeks ended May 4, 2024.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 4, 2024 and April 29, 2023
(Unaudited)
The Company is subject to tax in the United States. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, or state and local tax authorities for tax years 2018 and prior.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares, or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of May 4, 2024, there were 1,673,281 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirteen weeks ended May 4, 2024 follows:

			Weighted
		Weighted	average
		average	remaining
	Number	exercise	contractual
	of options	price	term (years)
	(in thousands, except share and per share amounts)
Outstanding at February 3, 2024	1,119,484	$56.71
Granted	120,830	74.23
Forfeited	(1,803)	77.84
Exercised	(66,390)	38.39
Outstanding at May 4, 2024	1,172,121	59.52	6.8
Exercisable at May 4, 2024	740,952	58.45	5.7

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 4, 2024 and April 29, 2023
(Unaudited)
The weighted average grant date fair value per option for options granted during the thirteen weeks ended May 4, 2024 and April 29, 2023 was $38.69 and $29.13, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
Risk-free interest rate	4.28%	3.36%
Expected dividend yield	—	—
Expected life (years)	6.25 years	6.25 years
Expected volatility	47.63%	47.18%

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

A summary of the Company’s RSU activity and related information for the thirteen weeks ended May 4, 2024 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Non-vested balance at February 3, 2024	350,804	$53.94
Granted	168,362	74.23
Forfeited	(3,087)	54.16
Vested	(112,217)	54.10
Non-vested balance at May 4, 2024	403,862	62.35

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general, and administrative expenses related to the Company’s equity incentive plans was $3.1 million and $2.9 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.

As of May 4, 2024, there was $35.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.0 years.  Compensation costs related to awards are recognized using the straight-line method.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 4, 2024 and April 29, 2023
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

During the thirteen weeks ended May 4, 2024, the Company repurchased 336,934 shares of its common stock for $25.0 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash on hand. As of May 4, 2024, the Company had $60.6 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

(11)	Transactions with Affiliated and Related Parties

During the thirteen weeks ended May 4, 2024, there were no purchases made from Hillman Solutions, Inc. or any of its subsidiaries where John Swygert, President and Chief Executive Officer of Ollie’s, is a member of its Board of Directors. During the thirteen weeks ended April 29, 2023, the Company purchased inventory of $0.5 million from a subsidiary of Hillman Solutions, Inc.

(12)	Subsequent Events

The Company has acquired eleven former 99 Cents Only Stores locations for $14.6 million. Of the eleven store locations, three of these are owned properties and eight are leased properties, located in markets across Texas. The purchase price is expected to be funded by cash on hand.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 27, 2024 (“Annual Report”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our,” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following year. References to “2024” refer to the 52-week period of February 4, 2024 to February 1, 2025. References to “2023” refer to the 53-week period of January 29, 2023 to February 3, 2024.  References to the “first quarter of fiscal 2024” and the “first quarter of fiscal 2023” refer to the thirteen weeks of February 4, 2024 to May 4, 2024 and January 29, 2023 to April 29, 2023, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects,” and similar references to future periods, prospects, financial performance, and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, capital market conditions, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, supply chain challenges, legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory, anticipate consumer demand, or achieve favorable product margins; changes in consumer confidence and spending; risks associated with our status as a “brick and mortar” only retailer; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; fluctuations in comparable store sales and results of operations, including on a quarterly basis; factors such as inflation, cost increases and energy prices; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs on imported goods; our inability to operate our stores due to civil unrest and related protests or disturbances; our failure to properly hire and to retain key personnel and other qualified personnel; changes in market levels of wages; risks associated with cybersecurity events, and the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop, open and operate, or the loss of, disruption or interruption in the operations of, any of our centralized distribution centers; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising, and promotional efforts; the seasonal nature of our business; risks associated with natural disasters, whether or not caused by climate change; outbreak of viruses, global health epidemics, pandemics, or widespread illness; changes in government regulations, procedures, and requirements; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A – Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 516 stores located in 30 states as of May 4, 2024.

Our stores are supported by three distribution centers, one each in York, PA, Commerce, GA and Lancaster, TX. During the first quarter of fiscal 2023, the Company acquired land in Princeton, IL, for the construction of its fourth distribution center and broke ground on construction of our 615,000 square feet facility in April 2023. The distribution center is expected to be operational in the second half of fiscal 2024. With the addition of our fourth distribution center, we believe our distribution capabilities will support up to 750 stores.

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

Store Openings and Closings

We opened 4 new stores in the first quarter of fiscal 2024 and opened 9 new stores and closed one store in the first quarter of fiscal 2023.  In connection with these store openings and closings, we incurred expenses of $2.7 million and $3.3 million in the respective periods.

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

We derived the condensed consolidated statements of income for the first quarter of fiscal 2024 and the first quarter of fiscal 2023 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$508,818	$459,154
Cost of sales	299,460	280,583
Gross profit	209,358	178,571
Selling, general and administrative expenses	142,419	130,268
Depreciation and amortization expenses	7,716	6,483
Pre-opening expenses	2,726	3,281
Operating income	56,497	38,539
Interest (income), net	(4,301)	(2,675)
Income before income taxes	60,798	41,214
Income tax expense	14,456	10,234
Net income	$46,342	$30,980
Percentage of net sales (1):
Net sales	100.0%	100.0%
Cost of sales	58.9	61.1
Gross profit	41.1	38.9
Selling, general and administrative expenses	28.0	28.4
Depreciation and amortization expenses	1.5	1.4
Pre-opening expenses	0.5	0.7
Operating income	11.1	8.4
Interest (income), net	(0.8)	(0.6)
Income before income taxes	11.9	9.0
Income tax expense	2.8	2.2
Net income	9.1%	6.7%
Select operating data:
Number of new stores	4	9
Number of closed stores	—	(1)
Number of stores open at end of period	516	476
Average net sales per store (2)	$993	$970
Comparable stores sales change	3.0%	4.5%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
Net income	$46,342	$30,980
Interest (income), net	(4,301)	(2,675)
Depreciation and amortization expenses	9,785	8,074
Income tax expense	14,456	10,234
EBITDA	66,282	46,613
Non-cash stock-based compensation expense	3,149	2,863
Adjusted EBITDA	$69,431	$49,476

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

First Quarter of Fiscal 2024 Compared to First Quarter of Fiscal 2023

Net Sales

Net sales increased to $508.8 million in the first quarter of fiscal 2024 from $459.2 million in the first quarter of fiscal 2023, an increase of $49.6 million, or 10.8%.  The increase in net sales was the result of new store unit growth in addition to a comparable store sales increase of 3.0%.

Comparable store sales increased 3.0% in the first quarter of fiscal 2024 compared with a 4.5% increase in the first quarter of fiscal 2023. The increase in comparable store sales consisted of an increase in average transaction size and the number of transactions.  Increases in lawn & garden, housewares, food, sporting goods, and candy departments were offset by declines in certain home-related categories.

Gross Profit and Gross Margin

Gross profit increased to $209.4 million in the first quarter of fiscal 2024 from $178.6 million in the first quarter of fiscal 2023. Gross margin increased 220 basis points to 41.1% in the first quarter of fiscal 2023 from 38.9% in the first quarter of fiscal 2023.  The increase in gross margin in the first quarter of fiscal 2024 is primarily due to favorable supply chain costs and higher merchandise margin.

Selling, General, and Administrative Expenses

SG&A increased to $142.4 million in the first quarter of fiscal 2024 from $130.3 million in the first quarter of fiscal 2023, an increase of $12.1 million, or 9.3%, primarily driven by higher selling expenses related to increased store count. As a percentage of net sales, SG&A decreased to 28.0% in the first quarter of fiscal 2024 compared to 28.4% the first quarter of fiscal 2023 primarily the result of leverage of fixed expenses on the increase in comparable store sales.

Pre-Opening Expenses

Pre-opening expenses decreased to $2.7 million in the first quarter of fiscal 2024 from $3.3 million in the first quarter of fiscal 2023 primarily driven by timing of new stores. We opened 4 new stores in the first quarter of fiscal 2024 and opened 9 new stores and closed one store in the first quarter of fiscal 2023.  As a percentage of net sales, pre-opening expenses decreased to 0.5% in the first quarter of fiscal 2024 compared to 0.7% in the first quarter of fiscal 2023.

Index
Interest Income, Net

Net interest income was $4.3 million in the first quarter of fiscal 2024 compared with net interest income of $2.7 million in the first quarter of fiscal 2023. The increase in interest income in the first quarter of fiscal 2024 is primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances compared to the first quarter of fiscal 2023.

Income Tax Expense

Income tax expense increased to $14.5 million in the first quarter of fiscal 2024 compared to $10.2 million in the first quarter of fiscal 2023. The effective tax rates for the first quarters of fiscal 2024 and fiscal 2023 were 23.8% and 24.8%, respectively. The decrease in the effective tax rate in the first quarter of fiscal 2024 was primarily due to an increase in excess tax benefits related to stock-based compensation. Discrete tax benefits totaled $1.1 million in the first quarter of fiscal 2024 compared to discrete tax benefits of $0.2 million in the first quarter of fiscal 2023.

Net Income

As a result of the foregoing, net income increased to $46.3 million in the first quarter of fiscal 2024 from $31.0 million in the first quarter of fiscal 2023, an increase of $15.3 million or 49.6%.

Adjusted EBITDA

Adjusted EBITDA increased to $69.4 million in the first quarter of fiscal 2024 from $49.5 million in the first quarter of fiscal 2023, an increase of $19.9 million, or 40.3%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of May 4, 2024, we had $92.0 million available to borrow under our Revolving Credit Facility and $341.5 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. We spent $26.9 million and $19.0 million for capital expenditures during the first quarters of fiscal 2024 and fiscal 2023, respectively. We expect to fund capital expenditures from cash on hand generated from operations. We opened 4 new stores during the first quarter of fiscal 2024 and we expect to open approximately 50 stores with 2 closures during fiscal 2024. Included in our plans is the completion of construction of our fourth distribution center, which is anticipated to be operational in the second half of fiscal 2024, as well as store-level initiatives at our existing stores, and general corporate capital expenditures, including information technology. In May 2024, we entered into an asset purchase agreement to acquire eleven former 99 Cents Only Stores locations for $14.6 million in connection with 99 Cents Only Stores’ bankruptcy proceedings. With the acquisition, we expect our total capital expenditures to be approximately $90 million, which excludes the $14.6 million purchase price and includes build out costs for the newly acquired locations. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

During the first quarter of fiscal 2024, we repurchased 336,934 shares of our common stock for $25.0 million, inclusive of transaction costs, pursuant to our share repurchase program. During the first quarter of fiscal 2023, we repurchased 215,522 shares of our common stock for $12.3 million. These expenditures were funded by cash generated from operations. As of May 4, 2024, we had $60.6 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Thirteen weeks ended
	May 4,	April 29,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$40,184	$35,872
Net cash used in investing activities	(68,515)	(99,311)
Net cash used in financing activities	(25,681)	(12,198)
Net decrease in cash and cash equivalents	$(54,012)	$(75,637)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first quarter of fiscal 2024 was $40.2 million as compared to net cash provided by operating activities of $35.8 million in the first quarter of fiscal 2023. The increase in net cash provided by operating activities in the first quarter of fiscal 2024 was primarily due to higher net income year over year offset by increased working capital needs.

Cash Used in Investing Activities

Net cash used in investing activities in the first quarters of fiscal 2024 and fiscal 2023 was $68.5 million and $99.3 million, respectively. The decrease in cash used in investing activities is primarily due to reduced net investment of short-term investments in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. In the first quarter of fiscal 2024 purchases of short-term investments were $96.0 million offset with maturities of short-term investments of $54.3 million. In the first quarter of fiscal 2023, purchases of short-term investments were $85.4 million offset with maturities of short-term investments of $5.0 million.

Cash Used in Financing Activities

Net cash used in financing activities in the first quarters of fiscal 2024 and fiscal 2023 was $25.7 million and $12.2 million, respectively. The increase in cash used in financing activities is primarily due to shares repurchased in the first quarter of fiscal 2024 of $25.0 million compared to $12.3 million in the first quarter of fiscal 2023.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of May 4, 2024, we had no outstanding variable rate debt.

As of May 4, 2024, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the first quarter of fiscal 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended May 4, 2024 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
February 4, 2024 through March 2, 2024	45,900	78.25	45,900	$82,056,989
March 3, 2024 through April 6, 2024	216,520	75.43	216,520	$66,151,051
April 7, 2024 through May 4, 2024	74,514	73.25	74,514	$60,648,213
Total	336,934		336,934

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.0 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program resulting in $200.0 million approved for share repurchases through January 13, 2023. On November 30, 2021, the Board of Directors of the Company authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. On November 30, 2023, the Company’s Board of Directors authorized an extension to the existing share repurchase program set to expire on December 15, 2023, until March 31, 2026. Shares to be repurchased are subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of May 4, 2024, the Company had $60.6 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

ITEM 5.	OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the quarter ended May 4, 2024, no director or officer of the Company entered into, modified, or terminated a “Rule 10b5-1(c) trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Index
ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
10.1†
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

† Previously filed.

* Filed herewith.

** Submitted electronically with this Report.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 5, 2024	/s/ Robert Helm

Robert Helm
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)