Form 10-Q
period 2024-08-03
Ollie's Bargain Outlet Holdings, Inc.
filed 2024-08-29
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 26, 2024 was 61,348,371.

Index

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Net sales	$578,375	$514,509	$1,087,193	$973,663
Cost of sales	359,344	317,825	658,804	598,408
Gross profit	219,031	196,684	428,389	375,255
Selling, general, and administrative expenses	145,673	134,623	288,092	264,891
Depreciation and amortization expenses	8,004	6,655	15,720	13,138
Pre-opening expenses	4,595	2,869	7,321	6,150
Operating income	60,759	52,537	117,256	91,076
Interest income, net	(3,928)	(3,402)	(8,229)	(6,077)
Income before income taxes	64,687	55,939	125,485	97,153
Income tax expense	15,705	13,758	30,161	23,992
Net income	$48,982	$42,181	$95,324	$73,161
Earnings per common share:
Basic	$0.80	$0.68	$1.55	$1.18
Diluted	$0.79	$0.68	$1.54	$1.18
Weighted average common shares outstanding:
Basic	61,313	61,768	61,347	61,869
Diluted	61,721	62,055	61,731	62,131

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	August 3,	February 3,	July 29,
Assets	2024	2024	2023
Current assets:
Cash and cash equivalents	$170,600	$266,262	$181,416
Short-term investments	182,544	86,980	128,769
Inventories	531,286	505,790	498,331
Accounts receivable	1,187	2,223	2,935
Prepaid expenses and other current assets	9,813	10,173	6,810
Total current assets	895,430	871,428	818,261
Property and equipment, net of accumulated depreciation of $203,347, $184,201 and $165,791, respectively	307,163	270,063	202,889
Operating lease right-of-use assets	494,169	475,526	455,452
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,122	2,168	2,145
Total assets	$2,374,293	$2,294,594	$2,154,156
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$589	$639	$575
Accounts payable	129,824	128,097	121,144
Income taxes payable	-	14,744	3,741
Current portion of operating lease liabilities	87,476	89,176	90,540
Accrued expenses and other current liabilities	79,952	82,895	82,295
Total current liabilities	297,841	315,551	298,295
Revolving credit facility	-	-	-
Long-term debt	984	1,022	1,081
Deferred income taxes	72,803	71,877	70,950
Long-term portion of operating lease liabilities	411,994	397,912	368,850
Total liabilities	783,622	786,362	739,176
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 67,282, 66,927 and 66,858 shares issued, respectively	67	67	67
Additional paid-in capital	713,509	694,959	686,438
Retained earnings	1,263,275	1,167,951	1,059,673
Treasury - common stock, at cost; 5,891, 5,473 and 5,156 shares, respectively	(386,180)	(354,745)	(331,198)
Total stockholders’ equity	1,590,671	1,508,232	1,414,980
Total liabilities and stockholders’ equity	$2,374,293	$2,294,594	$2,154,156

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended August 3, 2024 and July 29, 2023
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of May 4, 2024	67,069	$67	(5,810)	$(379,752)	$697,816	$1,214,293	$1,532,424
Stock-based compensation expense	-	-	-	-	3,652	-	3,652
Proceeds from stock options exercised	211	-	-	-	12,172	-	12,172
Vesting of restricted stock	4	-	-	-	-	-	-
Common shares withheld for taxes	(2)	-	-	-	(131)	-	(131)
Shares repurchased	-	-	(81)	(6,428)	-	-	(6,428)
Net income	-	-	-	-	-	48,982	48,982
Balance as of August 3, 2024	67,282	$67	(5,891)	$(386,180)	$713,509	$1,263,275	$1,590,671

Balance as of April 29, 2023	66,778	$67	(4,880)	$(314,484)	$680,881	$1,017,492	$1,383,956
Stock-based compensation expense	-	-	-	-	3,141	-	3,141
Proceeds from stock options exercised	75	-	-	-	2,545	-	2,545
Vesting of restricted stock	7	-	-	-	-	-	-
Common shares withheld for taxes	(2)	-	-	-	(129)	-	(129)
Shares repurchased	-	-	(276)	(16,714)	-	-	(16,714)
Net income	-	-	-	-	-	42,181	42,181
Balance as of July 29, 2023	66,858	$67	(5,156)	$(331,198)	$686,438	$1,059,673	$1,414,980

	Twenty-six weeks ended August 3, 2024 and July 29, 2023
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 3, 2024	66,927	$67	(5,473)	$(354,745)	$694,959	$1,167,951	$1,508,232
Stock-based compensation expense	-	-	-	-	6,801	-	6,801
Proceeds from stock options exercised	277	-	-	-	14,720	-	14,720
Vesting of restricted stock	116	-	-	-	-	-	-
Common shares withheld for taxes	(38)	-	-	-	(2,971)	-	(2,971)
Shares repurchased	-	-	(418)	(31,435)	-	-	(31,435)
Net income	-	-	-	-	-	95,324	95,324
Balance as of August 3, 2024	67,282	$67	(5,891)	$(386,180)	$713,509	$1,263,275	$1,590,671

Balance as of January 28, 2023	66,672	$67	(4,664)	$(302,204)	$677,694	$986,512	$1,362,069
Stock-based compensation expense	-	-	-	-	6,004	-	6,004
Proceeds from stock options exercised	117	-	-	-	4,137	-	4,137
Vesting of restricted stock	93	-	-	-	-	-	-
Common shares withheld for taxes	(24)	-	-	-	(1,397)	-	(1,397)
Shares repurchased	-	-	(492)	(28,994)	-	-	(28,994)
Net income	-	-	-	-	-	73,161	73,161
Balance as of July 29, 2023	66,858	$67	(5,156)	$(331,198)	$686,438	$1,059,673	$1,414,980

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	August 3,	July 29,
	2024	2023
Cash Flows from Operating Activities:
Net income	$95,324	$73,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,733	16,269
Amortization of debt issuance costs	26	138
Gain on sale of assets	(204)	(211)
Deferred income tax benefit	926	318
Stock-based compensation expense	6,801	6,004
Other	(1,087)	-
Changes in operating assets and liabilities:
Inventories	(25,496)	(27,797)
Accounts receivable	1,036	603
Prepaid expenses and other assets	380	3,652
Accounts payable	3,426	33,502
Income taxes payable	(14,744)	685
Accrued expenses and other liabilities	(2,062)	3,441
Net cash provided by operating activities	84,059	109,765
Cash Flows from Investing Activities:
Capital expenditures	(65,154)	(45,240)
Proceeds from sale of property and equipment	233	286
Purchases of short-term investments	(230,683)	(160,709)
Maturities of short-term investments	136,206	92,105
Net cash used in investing activities	(159,398)	(113,558)
Cash Flows from Financing Activities:
Repayments on finance leases	(637)	(594)
Proceeds from stock option exercises	14,720	2,973
Common shares withheld for taxes	(2,971)	(1,397)
Payment for shares repurchased	(31,435)	(26,369)
Net cash used in financing activities	(20,323)	(25,387)
Net decrease in cash and cash equivalents	(95,662)	(29,180)
Cash and cash equivalents, beginning of the period	266,262	210,596
Cash and cash equivalents, end of the period	$170,600	$181,416
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$219	$218
Income taxes	$45,376	$23,008
Non-cash investing activities:
Accrued purchases of property and equipment	$10,310	$5,002
Non-cash financing activities
Accrued shares repurchased	$-	$2,625
Receivable from exercise of stock options	$-	$1,164

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2024 and July 29, 2023
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

Since its first store opened in 1982, the Company has grown to 525 retail locations in 31 states as of August 3, 2024. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Wisconsin, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the thirteen weeks ended August 3, 2024 and July 29, 2023 refer to the thirteen weeks from May 5, 2024 to August 3, 2024 and from April 30, 2023 to July 29, 2023, respectively.  References to the year-to-date periods ended August 3, 2024 and July 29, 2023 refer to the twenty-six weeks from February 4, 2024 to August 3, 2024 and from January 29, 2023 to July 29, 2023, respectively.  References to “2023” refer to the fiscal year ended February 3, 2024 and references to “2024” refer to the fiscal year ending February 1, 2025.  Fiscal year 2023 consists of 53 weeks, and fiscal year 2024 consists of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of August 3, 2024 and July 29, 2023, and the condensed consolidated statements of income and stockholders’ equity for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023, and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 3, 2024 and July 29, 2023 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2024 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
August 3, 2024 and July 29, 2023
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

As of August 3, 2024, February 3, 2024, and July 29, 2023, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of August 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury bonds	$104,762	$35	$(48)	$104,749
Municipal bonds	27,515	-	(398)	27,117
Corporate bonds	50,267	101	(47)	50,321
Total	$182,544	$136	$(493)	$182,187

	As of February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury bonds	$49,765	$16	$-	$49,781
Municipal bonds	10,136	-	(139)	9,997
Corporate bonds	27,079	22	-	27,101
Total	$86,980	$38	$(139)	$86,879

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2024 and July 29, 2023
(Unaudited)
	As of July 29, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury bonds	$88,891	$-	$(813)	$88,078
Municipal bonds	39,878	-	(473)	39,405
Total	$128,769	$-	$(1,286)	$127,483

Short-term investment securities as of August 3, 2024, February 3, 2024, and July 29, 2023 all mature in one year or less.

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

	Twenty-six weeks ended
	August 3,	July 29,
	2024	2023
	(in thousands)
Beginning balance	$10,159	$8,130
Revenue deferred	9,425	7,425
Revenue recognized	(8,164)	(6,348)
Ending balance	$11,420	$9,207

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2024 and July 29, 2023
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

	Twenty-six weeks ended
	August 3,	July 29,
	2024	2023
	(in thousands)
Beginning balance	$2,650	$2,527
Gift card issuances	3,262	2,078
Gift card redemption and breakage	(3,451)	(2,269)
Ending balance	$2,461	$2,336

(3)	Earnings per Common Share

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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Net income	$48,982	$42,181	$95,324	$73,161
Weighted average number of common shares outstanding - Basic	61,313	61,768	61,347	61,869
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	408	287	384	262
Weighted average number of common shares outstanding - Diluted	61,721	62,055	61,731	62,131
Earnings per common share - Basic	$0.80	$0.68	$1.55	$1.18
Earnings per common share - Diluted	$0.79	$0.68	$1.54	$1.18

The effect of the weighted average assumed exercise of stock options outstanding totaling 298,237 and 515,627 for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, and 408,987 and 678,573 for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 445 and 19,897 for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, and 246 and 23,069 for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2024 and July 29, 2023
(Unaudited)
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

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of August 3, 2024:

August 3,
2024
(in thousands)
Remainder of 2024	$48,964
2025	102,746
2026	99,301
2027	87,245
2028	70,965
Thereafter	168,093
Total undiscounted lease payments (1)	577,314
Less: Imputed interest	(77,844)
Total lease obligations	499,470
Less: Current obligations under leases	(87,476)
Long-term lease obligations	$411,994

(1)	Lease obligations exclude $38.4 million of minimum lease payments for leases signed, but not commenced.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2024 and July 29, 2023
(Unaudited)
The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Twenty-six weeks ended
	August 3,	July 29,
	2024	2023
	(dollars in thousands)
Cash paid for operating leases	$57,080	$51,209
Operating lease cost	55,292	50,359
Variable lease cost	8,062	5,847
Non-cash right-of-use assets obtained in exchange for lease obligations	33,113	32,264
Weighted-average remaining lease term	6.6 years	6.3 years
Weighted-average discount rate	4.1%	3.5%

(5)	Commitments and Contingencies

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

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	August 3,	February 3,	July 29,
	2024	2024	2023
	(in thousands)
Compensation and benefits	$15,977	$20,535	$20,387
Deferred revenue	13,881	12,809	11,543
Sales and use taxes	11,015	10,234	9,420
Insurance	9,419	9,671	9,775
Real estate	4,966	4,680	6,016
Freight	2,370	4,359	1,253
Advertising	2,027	1,780	4,371
Other	20,297	18,827	19,530
	$79,952	$82,895	$82,295

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2024 and July 29, 2023
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

Under the terms of the Revolving Credit Facility, as of August 3, 2024, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of August 3, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility, with $89.0 million of borrowing availability, outstanding letters of credit commitments of $10.7 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the twenty-six weeks ended August 3, 2024.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of August 3, 2024, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including pro forma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The effective tax rates for the thirteen weeks ended August 3, 2024 and July 29, 2023 were 24.3% and 24.6%, respectively.

The effective tax rates for the twenty-six weeks ended August 3, 2024 and July 29, 2023 were 24.0% and 24.7%, respectively.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2024 and July 29, 2023
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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares, or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of August 3, 2024, there were 1,670,602 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the twenty-six weeks ended August 3, 2024 follows:

			Weighted
		Weighted	average
		average	remaining
	Number	exercise	contractual
	of options	price	term (years)
	(in thousands, except share and per share amounts)
Outstanding at February 3, 2024	1,119,484	$56.71
Granted	126,683	75.37
Forfeited	(5,144)	68.57
Exercised	(277,025)	53.14
Outstanding at August 3, 2024	963,998	60.13	6.8
Exercisable at August 3, 2024	529,849	58.68	5.5

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2024 and July 29, 2023
(Unaudited)
The weighted average grant date fair value per option for options granted during the twenty-six weeks ended August 3, 2024 and July 29, 2023 was $39.27 and $29.07, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	August 3,	July 29,
	2024	2023
Risk-free interest rate	4.27%	3.36%
Expected dividend yield	-	-
Expected life (years)	6.25 years	6.25 years
Expected volatility	47.63%	47.16%

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

A summary of the Company’s RSU activity and related information for the twenty-six weeks ended August 3, 2024 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Non-vested balance at February 3, 2024	350,804	$53.94
Granted	172,232	74.79
Forfeited	(6,790)	58.79
Vested	(116,047)	54.02
Non-vested balance at August 3, 2024	400,199	62.80

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general, and administrative expenses related to the Company’s equity incentive plans was $3.7 million and $3.1 million for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, and $6.8 million and $6.0 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively.

As of August 3, 2024, there was $32.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.8 years. Compensation costs related to awards are recognized using the straight-line method.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 3, 2024 and July 29, 2023
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

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program.  Both of these authorizations were authorized to be executed through January 2023. On November 30, 2021, the Board of Directors of the Company authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. On November 30, 2023, the Board of Directors of the Company authorized an extension to the existing share repurchase program set to expire on December 15, 2023, until March 31, 2026.

The shares to be repurchased may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers, or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of the Company’s Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s Board of Directors at any time. During the twenty-six weeks ended August 3, 2024, the Company repurchased 418,274 shares of its common stock for $31.4 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash on hand. As of August 3, 2024, the Company had $54.2 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

(11)	Transactions with Affiliated and Related Parties

During the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively, the Company purchased inventory of $0.2 million and $0.5 million, respectively, from a subsidiary of Hillman Solutions, Inc. where John Swygert, President and Chief Executive Officer of Ollie’s, is a member of its Board of Directors.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following year. References to “2024” refer to the 52-week period of February 4, 2024 to February 1, 2025. References to “2023” refer to the 53-week period of January 29, 2023 to February 3, 2024.  References to the “second quarter of fiscal 2024” and the “second quarter of fiscal 2023” refer to the thirteen weeks of May 5, 2024 to August 3, 2024 and April 30, 2023 to July 29, 2023, respectively.  Year-to-date periods ended August 3, 2024 and July 29, 2023 refer to the twenty-six weeks of February 4, 2024 to August 3, 2024 and January 29, 2023 to July 29, 2023, respectively. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Our Growth Strategy

Since the founding of Ollie’s in 1982, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  We have expanded to 525 stores located in 31 states as of August 3, 2024.

Our stores are supported by four distribution centers, one each in York, PA, Commerce, GA, Lancaster, TX, and Princeton, IL. In the first quarter of fiscal 2023, the Company acquired land in Princeton, IL, for the construction of its fourth distribution center and broke ground on construction of our 615,000 square feet facility in April 2023. We completed the construction of the Princeton, IL distribution center in the second quarter of 2024 and began shipping product in July 2024. With the addition of our fourth distribution center, we believe our distribution capabilities will support up to 750 stores.

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

Store Openings and Closings

We opened 9 new stores in the second quarter of fiscal 2024 and opened 6 new stores in the second quarter of fiscal 2023. We opened 13 new stores in the twenty-six weeks ended August 3, 2024 and opened 15 new stores and closed one store in the twenty-six weeks ended July 29, 2023.

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

We derived the condensed consolidated statements of income for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$578,375	$514,509	$1,087,193	$973,663
Cost of sales	359,344	317,825	658,804	598,408
Gross profit	219,031	196,684	428,389	375,255
Selling, general, and administrative expenses	145,673	134,623	288,092	264,891
Depreciation and amortization expenses	8,004	6,655	15,720	13,138
Pre-opening expenses	4,595	2,869	7,321	6,150
Operating income	60,759	52,537	117,256	91,076
Interest income, net	(3,928)	(3,402)	(8,229)	(6,077)
Income before income taxes	64,687	55,939	125,485	97,153
Income tax expense	15,705	13,758	30,161	23,992
Net income	$48,982	$42,181	$95,324	$73,161
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.1	61.8	60.6	61.5
Gross profit	37.9	38.2	39.4	38.5
Selling, general, and administrative expenses	25.2	26.2	26.5	27.2
Depreciation and amortization expenses	1.4	1.3	1.4	1.3
Pre-opening expenses	0.8	0.6	0.7	0.6
Operating income	10.5	10.2	10.8	9.4
Interest income, net	(0.7)	(0.7)	(0.8)	(0.6)
Income before income taxes	11.2	10.9	11.6	10.0
Income tax expense	2.7	2.7	2.8	2.5
Net income	8.5%	8.2%	8.8%	7.5%
Select operating data:
New store openings	9	6	13	15
Number of closed stores	—	—	—	(1)
Number of stores open at end of period	525	482	525	482
Average net sales per store (2)	$1,113	$1,074	$2,106	$2,044
Comparable stores sales change	5.8%	7.9%	4.5%	6.3%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	( dollars in thousands)
Net income	$48,982	$42,181	$95,324	$73,161
Interest income, net	(3,928)	(3,402)	(8,229)	(6,077)
Depreciation and amortization expenses (1)	10,039	8,292	19,824	16,366
Income tax expense	15,705	13,758	30,161	23,992
EBITDA	70,798	60,829	137,080	107,442
Non-cash stock-based compensation expense	3,652	3,141	6,801	6,004
Adjusted EBITDA	$74,450	$63,970	$143,881	$113,446

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Second Quarter of Fiscal 2024 Compared to Second Quarter of Fiscal 2023

Net Sales

Net sales increased to $578.4 million in the second quarter of fiscal 2024 from $514.5 million in the second quarter of fiscal 2023, an increase of $63.9 million, or 12.4%.  The increase was the result of a non-comparable store sales increase of $34.9 million and an increase in comparable store sales of $29.0 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales increased 5.8% in the second quarter of fiscal 2024 compared with a 7.9% increase in the second quarter of fiscal 2023. The increase in comparable store sales primarily consisted of an increase in average transaction size and an increase in the number of transactions.

Gross Profit and Gross Margin

Gross profit increased to $219.0 million in the second quarter of fiscal 2024 from $196.7 million in the second quarter of fiscal 2023, an increase of $22.3 million, or 11.4%. Gross margin decreased 30 basis points to 37.9% in the second quarter of fiscal 2024 from 38.2% in the second quarter of fiscal 2023.  The decrease in gross margin in the second quarter of fiscal 2024 is primarily due to a slightly lower merchandise margin due to changes in product mix.

Selling, General, and Administrative Expenses

SG&A increased to $145.7 million in the second quarter of fiscal 2024 from $134.6 million in the second quarter of fiscal 2023, an increase of $11.1 million, or 8.2%, primarily driven by higher selling expenses related to new store openings. As a percentage of net sales, SG&A decreased 100 basis points to 25.2% in the second quarter of fiscal 2024 compared to 26.2% in the second quarter of fiscal 2023, primarily the result of leverage of fixed expenses on the increase in comparable store sales and disciplined expense control.

Pre-Opening Expenses

Pre-opening expenses increased to $4.6 million in the second quarter of fiscal 2024 from $2.9 million in the second quarter of fiscal 2023 due to costs associated with the startup of the Company’s fourth distribution center in Princeton, IL as well as the comparative number of new stores. We opened 9 and 6 new stores in the second quarters of fiscal 2024 and fiscal 2023, respectively.  As a percentage of net sales, pre-opening expenses increased to 0.8% in the second quarter of fiscal 2024 from 0.6% in the second quarter of fiscal 2023.

Index
Interest Income, Net

Interest income, net increased to $3.9 million in the second quarter of fiscal 2024 compared with $3.4 million in the second quarter of fiscal 2023, primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances.

Income Tax Expense

Income tax expense increased to $15.7 million in the second quarter of fiscal 2024 compared to $13.8 million in the second quarter of fiscal 2023. The effective tax rates for the second quarters of fiscal 2024 and fiscal 2023 were 24.3% and 24.6%, respectively. The decrease in the effective tax rate in the second quarter of fiscal 2024 was primarily due to an increase in discrete tax benefits related to stock-based compensation. Discrete tax benefits totaled $0.8 million in the second quarter of fiscal 2024 compared to discrete tax benefits of $0.5 million in the second quarter of fiscal 2023.

Net Income

As a result of the foregoing, net income increased to $49.0 million in the second quarter of fiscal 2024 from $42.2 million in the second quarter of fiscal 2023, an increase of $6.8 million or 16.1%.

Adjusted EBITDA

Adjusted EBITDA increased to $74.5 million in the second quarter of fiscal 2024 from $64.0 million in the second quarter of fiscal 2023, an increase of $10.5 million, or 16.4%.

Year-to-Date Fiscal 2024 Compared to Year-to-Date Fiscal 2023

Net Sales

Net sales increased to $1.087 billion in the twenty-six weeks ended August 3, 2024 from $973.7 million in the twenty-six weeks ended July 29, 2023, an increase of $113.5 million, or 11.7%.  The increase was the result of a non-comparable store sales increase of $70.7 million and an increase in comparable store sales of $42.8 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales increased 4.5% in the twenty-six weeks ended August 3, 2024 compared with a 6.3% increase in the twenty-six weeks ended July 29, 2023. The increase in comparable store sales primarily consisted of an increase in average transaction size and an increase in the number of transactions.

Gross Profit and Gross Margin

Gross profit increased to $428.4 million in the twenty-six weeks ended August 3, 2024 from $375.3 million in the twenty-six weeks ended July 29, 2023. Gross margin increased 90 basis points to 39.4% in the twenty-six weeks ended August 3, 2024 from 38.5% in the twenty-six weeks ended July 29, 2023.  The increase in gross margin in the twenty-six weeks ended August 3, 2024 is primarily due to favorable supply chain costs as well as higher merchandise margins.

Selling, General, and Administrative Expenses

SG&A increased to $288.1 million in the twenty-six weeks ended August 3, 2024 from $264.9 million in the twenty-six weeks ended July 29, 2023, an increase of $23.2 million, or 8.8%, primarily driven by higher selling expenses related to new store openings. As a percentage of net sales, SG&A decreased 70 basis points to 26.5% in the twenty-six weeks ended August 3, 2024 from 27.2% in the twenty-six weeks ended July 29, 2023.  The decrease was primarily the result of leverage of fixed expenses on the increase in comparable store sales and disciplined expense control.

Pre-Opening Expenses

Pre-opening expenses increased to $7.3 million in the twenty-six weeks ended August 3, 2024 from $6.2 million in the twenty-six weeks ended July 29, 2023 primarily due to the costs associated with the startup of the Company’s fourth distribution center in Princeton, IL as well as the comparative number of new stores.  During the twenty-six weeks ended August 3, 2024, we opened 13 new stores. During the twenty-six weeks ended July 29, 2023, we opened 15 new stores and closed one store.  As a percentage of net sales, pre-opening expenses increased 10 basis points to 0.7% in the twenty-six weeks ended August 3, 2024 from 0.6% in the twenty-six weeks ended July 29, 2023.

Index
Interest Income, Net

Interest income, net increased to $8.2 million in the twenty-six weeks ended August 3, 2024 from $6.1 million in the twenty-six weeks ended July 29, 2023, primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances.

Income Tax Expense

Income tax expense in the twenty-six weeks ended August 3, 2024 was $30.2 million compared to income tax expense of $24.0 million in the twenty-six weeks ended July 29, 2023. The effective tax rates for the twenty-six weeks ended August 3, 2024 and July 29, 2023 were 24.0% and 24.7%, respectively. The decrease in the effective tax rate in the twenty-six weeks ended August 3, 2024 was primarily due to an increase in discrete tax benefits related to stock-based compensation. Discrete tax benefits totaled $1.9 million in the twenty-six weeks ended August 3, 2024 compared to discrete tax benefits of $0.7 million in the twenty-six weeks ended July 29, 2023.

Net Income

As a result of the foregoing, net income increased to $95.3 million in the twenty-six weeks ended August 3, 2024 from $73.2 million in the twenty-six weeks ended July 29, 2023, an increase of $22.1 million or 30.3%.

Adjusted EBITDA

Adjusted EBITDA increased to $143.9 million in the twenty-six weeks ended August 3, 2024 from $113.4 million in the twenty-six weeks ended July 29, 2023, an increase of $30.5 million, or 26.8%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of August 3, 2024, we had $89.0 million available to borrow under our Revolving Credit Facility and $353.1 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $38.3 million and $26.2 million for capital expenditures during the second quarters of fiscal 2024 and fiscal 2023, respectively. For the twenty-six weeks ended August 3, 2024, we spent $65.2 million for capital expenditures compared to $45.2 million for the twenty-six weeks ended July 29, 2023. Included in capital expenditures in the thirteen and twenty-six weeks ended August 3, 2024, is approximately $14.6 million for the acquisition of ten former 99 Cents Only Store locations. Of the ten store locations, three of these are owned properties and seven are leased properties with favorable rent and leasing structures, located in key markets across Texas. With the acquisition, we expect our total capital expenditures to be approximately $104 million, which includes the $14.6 million purchase price and build out costs for the newly acquired locations.

We expect to fund capital expenditures from cash on hand generated from operations. We opened 13 new stores during the twenty-six weeks ended August 3, 2024, and we recently completed the construction of our Princeton, IL distribution center, which provides an additional 615,000 square feet of distribution capacity. We expect to open approximately 50 stores during fiscal 2024. We also expect to invest in store-level initiatives at our existing stores, and general corporate capital expenditures, including information technology. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program, resulting in $200.0 million approved for share repurchases through January 13, 2023. On November 30, 2021, the Board of Directors of the Company authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. On November 30, 2023, the Company’s Board of Directors authorized an extension to the existing share repurchase program set to expire on December 15, 2023, until March 31, 2026. The shares to be repurchased may be purchased from time to time in open market conditions (including blocks) or in privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic, and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.

During the twenty-six weeks ended August 3, 2024, we repurchased 418,274 shares of our common stock for $31.4 million, inclusive of transaction costs, pursuant to our share repurchase program. During the twenty-six weeks ended July 29, 2023, we repurchased 492,280 shares of our common stock for $29.0 million inclusive of transaction costs, pursuant to our share repurchase program. These expenditures were funded by cash generated from operations. As of August 3, 2024, we had $54.2 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Twenty-six weeks ended
	August 3, 2024	July 29, 2023
	(in thousands)
Net cash provided by operating activities	$84,059	$109,765
Net cash used in investing activities	(159,398)	(113,558)
Net cash used in financing activities	(20,323)	(25,387)
Net decrease in cash and cash equivalents	$(95,662)	$(29,180)

Cash Provided by Operating Activities

Net cash provided by operating activities was $84.1 million for the twenty-six weeks ended August 3, 2024 as compared to $109.8 million for the twenty-six weeks ended July 29, 2023. The decrease in net cash provided by operating activities for the twenty-six weeks ended August 3, 2024 was primarily due to changes in working capital, most notably the timing of inventory receipts and payments, including tax payments, partially offset by higher net income year over year.

Cash Used in Investing Activities

Net cash used in investing activities was $159.4 million for the twenty-six weeks ended August 3, 2024 as compared to $113.6 million for the twenty-six weeks ended July 29, 2023.  The increase in cash used in investing activities is primarily due to an increase in capital expenditures in the current year related to the completion of the Company’s fourth distribution center in Princeton, IL and the acquisition of ten former 99 Cents Only Store locations, in addition to increased net investment of short-term investments twenty-six weeks ended August 3, 2024 as compared to the twenty-six weeks ended July 29, 2023.

Cash Used in Financing Activities

Net cash used in financing activities was $20.3 million for the twenty-six weeks ended August 3, 2024 as compared to $25.4 million for the twenty-six weeks ended July 29, 2023. The decrease was primarily due to an increase in the repurchase of common stock, partially offset by an increase in proceeds from stock option exercises in the twenty-six weeks ended August 3, 2024 as compared to the twenty-six weeks ended July 29, 2023.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of August 3, 2024, we had no outstanding variable rate debt.

As of August 3, 2024, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the second quarter of fiscal 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during twenty-six weeks ended August 3, 2024 is as follows

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
May 5, 2024 through June 1, 2024	61,078	$76.72	61,078	$55,956,517
June 2, 2024 through July 6, 2024	20,092	$85.27	20,092	$54,236,326
July 7, 2024 through August 3, 2024	170	$94.14	170	$54,220,160
Total	81,340		81,340

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program resulting in $200.0 million approved for share repurchases through January 13, 2023. On November 30, 2021, the Board of Directors of the Company authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. On November 30, 2023, the Board of Directors of the Company authorized an extension to the existing share repurchase program set to expire on December 15, 2023, until March 31, 2026. Shares to be repurchased are subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of August 3, 2024, the Company had $54.2 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

Index

ITEM 5.	OTHER INFORMATION

During the thirteen weeks ended August 3, 2024, certain of our executives entered into written plans for the purchase or sale of our securities through a broker that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

The material terms of these trading plans are set forth in the table below.

Director/Officer	Action & Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale?
Kevin McLain, Senior Vice President and General Merchandise Manager	Adoption June 17, 2024	September 16, 2024	June 17, 2025	Common Stock	19,471	Sale
Eric van der Valk, President	Adoption June 20, 2024	September 19, 2024	June 20, 2025	Common Stock	14,574	Sale
John Swygert, Chief Executive Officer	Adoption July 18, 2024	October 17, 2024	April 30, 2025	Common Stock	92,249 (3)	Sale

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
†10.1
Employment Agreement by and between Ollie’s Bargain Outlet, Inc. and Chris Zender (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on June 5, 2024 (No. 001-37501)).

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: August 29, 2024	/s/ Robert Helm
Robert Helm
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)