Form 10-Q
period 2024-11-02
Ollie's Bargain Outlet Holdings, Inc.
filed 2024-12-10
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 6, 2024 was 61,276,879.

Index

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net sales	$517,428	$480,050	$1,604,621	$1,453,713
Cost of sales	302,969	285,939	961,773	884,347
Gross profit	214,459	194,111	642,848	569,366
Selling, general, and administrative expenses	154,467	141,684	442,559	406,575
Depreciation and amortization expenses	8,296	7,065	24,016	20,203
Pre-opening expenses	7,174	6,293	14,495	12,443
Operating income	44,522	39,069	161,778	130,145
Interest income, net	(4,028)	(3,977)	(12,257)	(10,054)
Income before income taxes	48,550	43,046	174,035	140,199
Income tax expense	12,666	11,243	42,827	35,235
Net income	$35,884	$31,803	$131,208	$104,964
Earnings per common share:
Basic	$0.59	$0.52	$2.14	$1.70
Diluted	$0.58	$0.51	$2.13	$1.69
Weighted average common shares outstanding:
Basic	61,330	61,682	61,341	61,807
Diluted	61,764	62,068	61,742	62,110

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	November 2,	February 3,	October 28,
Assets	2024	2024	2023
Current assets:
Cash and cash equivalents	$128,685	$266,262	$159,555
Short-term investments	175,226	86,980	104,477
Inventories	607,331	505,790	532,370
Accounts receivable	2,367	2,223	1,973
Prepaid expenses and other current assets	10,178	10,173	7,184
Total current assets	923,787	871,428	805,559
Property and equipment, net of accumulated depreciation of $214,307, $184,201 and $174,569, respectively	322,214	270,063	230,203
Operating lease right-of-use assets	547,284	475,526	481,124
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Other assets	2,148	2,168	2,065
Total assets	$2,470,842	$2,294,594	$2,194,360
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$621	$639	$554
Accounts payable	131,515	128,097	105,440
Income taxes payable	-	14,744	592
Current portion of operating lease liabilities	93,199	89,176	94,899
Accrued expenses and other current liabilities	91,772	82,895	87,618
Total current liabilities	317,107	315,551	289,103
Revolving credit facility	-	-	-
Long-term debt	1,003	1,022	957
Deferred income taxes	73,073	71,877	70,899
Long-term portion of operating lease liabilities	462,687	397,912	393,027
Total liabilities	853,870	786,362	753,986
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 67,333, 66,927 and 66,896 shares issued, respectively	67	67	67
Additional paid-in capital	719,751	694,959	690,842
Retained earnings	1,299,159	1,167,951	1,091,476
Treasury - common stock, at cost; 6,060, 5,473 and 5,299 shares, respectively	(402,005)	(354,745)	(342,011)
Total stockholders’ equity	1,616,972	1,508,232	1,440,374
Total liabilities and stockholders’ equity	$2,470,842	$2,294,594	$2,194,360

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended November 2, 2024 and October 28, 2023
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of August 3, 2024	67,282	$67	(5,891)	$(386,180)	$713,509	$1,263,275	$1,590,671
Stock-based compensation expense	-	-	-	-	3,606	-	3,606
Proceeds from stock options exercised	49	-	-	-	2,752	-	2,752
Vesting of restricted stock	3	-	-	-	-	-	-
Common shares withheld for taxes	(1)	-	-	-	(116)	-	(116)
Shares repurchased	-	-	(169)	(15,825)	-	-	(15,825)
Net income	-	-	-	-	-	35,884	35,884
Balance as of November 2, 2024	67,333	$67	(6,060)	$(402,005)	$719,751	$1,299,159	$1,616,972

Balance as of July 29, 2023	66,858	$67	(5,156)	$(331,198)	$686,438	$1,059,673	$1,414,980
Stock-based compensation expense	-	-	-	-	3,004	-	3,004
Proceeds from stock options exercised	36	-	-	-	1,464	-	1,464
Vesting of restricted stock	3	-	-	-	-	-	-
Common shares withheld for taxes	(1)	-	-	-	(64)	-	(64)
Shares repurchased	-	-	(143)	(10,813)	-	-	(10,813)
Net income	-	-	-	-	-	31,803	31,803
Balance as of October 28, 2023	66,896	$67	(5,299)	$(342,011)	$690,842	$1,091,476	$1,440,374

	Thirty-nine weeks ended November 2, 2024 and October 28, 2023
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 3, 2024	66,927	$67	(5,473)	$(354,745)	$694,959	$1,167,951	$1,508,232
Stock-based compensation expense	-	-	-	-	10,407	-	10,407
Proceeds from stock options exercised	326	-	-	-	17,472	-	17,472
Vesting of restricted stock	119	-	-	-	-	-	-
Common shares withheld for taxes	(39)	-	-	-	(3,087)	-	(3,087)
Shares repurchased	-	-	(587)	(47,260)	-	-	(47,260)
Net income	-	-	-	-	-	131,208	131,208
Balance as of November 2, 2024	67,333	$67	(6,060)	$(402,005)	$719,751	$1,299,159	$1,616,972

Balance as of January 28, 2023	66,672	$67	(4,664)	$(302,204)	$677,694	$986,512	$1,362,069
Stock-based compensation expense	-	-	-	-	9,008	-	9,008
Proceeds from stock options exercised	153	-	-	-	5,601	-	5,601
Vesting of restricted stock	96	-	-	-	-	-	-
Common shares withheld for taxes	(25)	-	-	-	(1,461)	-	(1,461)
Shares repurchased	-	-	(635)	(39,807)	-	-	(39,807)
Net income	-	-	-	-	-	104,964	104,964
Balance as of October 28, 2023	66,896	$67	(5,299)	$(342,011)	$690,842	$1,091,476	$1,440,374

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-nine weeks ended
	November 2,	October 28,
	2024	2023
Cash Flows from Operating Activities:
Net income	$131,208	$104,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,407	25,272
Amortization of debt issuance costs	39	207
Gain on sale of assets	(27)	(304)
Deferred income tax benefit	1,196	267
Stock-based compensation expense	10,407	9,008
Other	(694)	-
Changes in operating assets and liabilities:
Inventories	(101,541)	(61,836)
Accounts receivable	(35)	478
Prepaid expenses and other assets	(24)	3,289
Accounts payable	5,289	18,942
Income taxes payable	(14,744)	(2,464)
Accrued expenses and other liabilities	17,213	13,038
Net cash provided by operating activities	79,694	110,861
Cash Flows from Investing Activities:
Capital expenditures	(96,170)	(81,375)
Proceeds from sale of property and equipment	276	386
Purchases of short-term investments	(351,263)	(206,828)
Maturities of short-term investments	263,711	162,516
Net cash used in investing activities	(183,446)	(125,301)
Cash Flows from Financing Activities:
Repayments on finance leases	(841)	(857)
Proceeds from stock option exercises	17,363	5,524
Common shares withheld for taxes	(3,087)	(1,461)
Payment for shares repurchased	(47,260)	(39,807)
Net cash used in financing activities	(33,825)	(36,601)
Net decrease in cash and cash equivalents	(137,577)	(51,041)
Cash and cash equivalents, beginning of the period	266,262	210,596
Cash and cash equivalents, end of the period	$128,685	$159,555
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$336	$321
Income taxes	$60,696	$37,452
Non-cash investing activities:
Accrued purchases of property and equipment	$7,236	$5,073
Non-cash financing activities
Receivable from exercise of stock options	$109	$77

See accompanying notes to the condensed consolidated financial statements.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2024 and October 28, 2023
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

Since its first store opened in 1982, the Company has grown to 546 retail locations in 31 states as of November 2, 2024. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Wisconsin, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the thirteen weeks ended November 2, 2024 and October 28, 2023 refer to the thirteen weeks from August 4, 2024 to November 2, 2024 and from July 30, 2023 to October 28, 2023, respectively.  References to the year-to-date periods ended November 2, 2024 and October 28, 2023 refer to the thirty-nine weeks from February 4, 2024 to November 2, 2024 and from January 29, 2023 to October 28, 2023, respectively.  References to “2023” refer to the fiscal year ended February 3, 2024 and references to “2024” refer to the fiscal year ending February 1, 2025.  Fiscal year 2023 consists of 53 weeks, and fiscal year 2024 consists of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of November 2, 2024 and October 28, 2023, and the condensed consolidated statements of income and stockholders’ equity for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 2, 2024 and October 28, 2023 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2024 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
November 2, 2024 and October 28, 2023
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

As of November 2, 2024, February 3, 2024, and October 28, 2023, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury bonds	$121,186	$105	$-	$121,291
Municipal bonds	12,572	-	(225)	12,347
Corporate bonds	41,468	332	(26)	41,774
Total	$175,226	$437	$(251)	$175,412

	As of February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury bonds	$49,765	$16	$-	$49,781
Municipal bonds	10,136	-	(139)	9,997
Corporate bonds	27,079	22	-	27,101
Total	$86,980	$38	$(139)	$86,879

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2024 and October 28, 2023
(Unaudited)
	As of October 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury bonds	$69,497	$-	$(833)	$68,664
Municipal bonds	34,980	-	(422)	34,558
Total	$104,477	$-	$(1,255)	$103,222

Short-term investment securities as of November 2, 2024, February 3, 2024, and October 28, 2023 all mature in one year or less.

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

	Thirty-nine weeks ended
	November 2,	October 28,
	2024	2023
	(in thousands)
Beginning balance	$10,159	$8,130
Revenue deferred	13,957	11,171
Revenue recognized	(12,480)	(9,865)
Ending balance	$11,636	$9,436

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2024 and October 28, 2023
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

	Thirty-nine weeks ended
	November 2,	October 28,
	2024	2023
	(in thousands)
Beginning balance	$2,650	$2,527
Gift card issuances	4,295	3,097
Gift card redemption and breakage	(4,478)	(3,271)
Ending balance	$2,467	$2,353

(3)	Earnings per Common Share

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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Net income	$35,884	$31,803	$131,208	$104,964
Weighted average number of common shares outstanding - Basic	61,330	61,682	61,341	61,807
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	434	386	401	303
Weighted average number of common shares outstanding - Diluted	61,764	62,068	61,742	62,110
Earnings per common share - Basic	$0.59	$0.52	$2.14	$1.70
Earnings per common share - Diluted	$0.58	$0.51	$2.13	$1.69

The effect of the weighted average assumed exercise of stock options outstanding totaling 150,597 and 491,766 for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, and 322,857 and 616,304 for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 4,023 and 570 for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, and 1,505 and 15,569 for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2024 and October 28, 2023
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

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of November 2, 2024:

November 2,
2024
(in thousands)
Remainder of 2024	$22,708
2025	111,907
2026	109,564
2027	97,793
2028	81,764
Thereafter	232,718
Total undiscounted lease payments (1)	656,454
Less: Imputed interest	(100,568)
Total lease obligations	555,886
Less: Current obligations under leases	(93,199)
Long-term lease obligations	$462,687

(1)	Lease obligations exclude $21.0 million of minimum lease payments for leases signed, but not commenced.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2024 and October 28, 2023
(Unaudited)
The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Thirty-nine weeks ended
	November 2,	October 28,
	2024	2023
	(dollars in thousands)
Cash paid for operating leases	$86,796	$77,630
Operating lease cost	84,716	77,100
Variable lease cost	13,310	9,182
Non-cash right-of-use assets obtained in exchange for lease obligations	89,914	52,108
Weighted-average remaining lease term	7.3 years	6.6 years
Weighted-average discount rate	4.2%	3.8%

(5)	Commitments and Contingencies

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

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	November 2,	February 3,	October 28,
	2024	2024	2023
	(in thousands)
Compensation and benefits	$23,116	$20,535	$18,359
Deferred revenue	14,103	12,809	11,789
Sales and use taxes	12,770	10,234	10,833
Insurance	9,349	9,671	11,316
Advertising	5,092	1,780	6,959
Real estate	4,719	4,680	6,025
Freight	3,208	4,359	2,885
Other	19,415	18,827	19,452
	$91,772	$82,895	$87,618

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2024 and October 28, 2023
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

Under the terms of the Revolving Credit Facility, as of November 2, 2024, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of November 2, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility, with $92.1 million of borrowing availability, outstanding letters of credit commitments of $7.7 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  The Company was in compliance with all terms of the Credit Facility during the thirty-nine weeks ended November 2, 2024.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of November 2, 2024, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including pro forma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The effective tax rates for each of the thirteen weeks ended November 2, 2024 and October 28, 2023 were 26.1%, respectively.

The effective tax rates for the thirty-nine weeks ended November 2, 2024 and October 28, 2023 were 24.6% and 25.1%, respectively.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2024 and October 28, 2023
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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares, or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of November 2, 2024, there were 1,678,136 shares available for grant under the 2015 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirty-nine weeks ended November 2, 2024 follows:

			Weighted
		Weighted	average
		average	remaining
	Number	exercise	contractual
	of options	price	term (years)
	(in thousands, except share and per share amounts)
Outstanding at February 3, 2024	1,119,484	$56.71
Granted	126,683	75.37
Forfeited	(6,974)	66.42
Exercised	(326,202)	53.56
Outstanding at November 2, 2024	912,991	60.35	6.6
Exercisable at November 2, 2024	487,311	58.96	5.2

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2024 and October 28, 2023
(Unaudited)
The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended November 2, 2024 and October 28, 2023 was $39.27 and $29.07, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirty-nine weeks ended
	November 2,	October 28,
	2024	2023
Risk-free interest rate	4.27%	3.36%
Expected dividend yield	-	-
Expected life (years)	6.25 years	6.25 years
Expected volatility	47.63%	47.16%

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

A summary of the Company’s RSU activity and related information for the thirty-nine weeks ended November 2, 2024 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Non-vested balance at February 3, 2024	350,804	$53.94
Granted	173,158	74.88
Forfeited	(13,420)	60.66
Vested	(119,195)	54.13
Non-vested balance at November 2, 2024	391,347	62.91

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general, and administrative expenses related to the Company’s equity incentive plans was $3.6 million and $3.0 million for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, and $10.4 million and $9.0 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.

As of November 2, 2024, there was $28.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.6 years. Compensation costs related to awards are recognized using the straight-line method.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
November 2, 2024 and October 28, 2023
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

The shares to be repurchased may be purchased from time to time in open market transactions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers, or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of the Company’s Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s Board of Directors at any time. During the thirty-nine weeks ended November 2, 2024, the Company repurchased 587,633 shares of its common stock for $47.3 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash on hand. As of November 2, 2024, the Company had $38.4 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

(11)	Transactions with Affiliated and Related Parties

During the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively, the Company purchased inventory of $0.5 million and $1.2 million, respectively, from a subsidiary of Hillman Solutions, Inc. where John Swygert, Chief Executive Officer of Ollie’s, is a member of its Board of Directors.

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following year. References to “2024” refer to the 52-week period of February 4, 2024 to February 1, 2025. References to “2023” refer to the 53-week period of January 29, 2023 to February 3, 2024.  References to the “third quarter of fiscal 2024” and the “third quarter of fiscal 2023” refer to the thirteen weeks of August 4, 2024 to November 2, 2024 and July 30, 2023 to October 28, 2023, respectively.  Year-to-date periods ended November 2, 2024 and October 28, 2023 refer to the thirty-nine weeks of February 4, 2024 to November 2, 2024 and January 29, 2023 to October 28, 2023, respectively. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Our Growth Strategy

Since the founding of Ollie’s in 1982, our principal growth strategy has been the opening of new stores. Historically, we have grown organically by backfilling existing markets and leveraging our brand awareness, marketing and infrastructure to expand into new markets in contiguous states.  More recently, we have expanded through acquiring former 99 Cents Only and Big Lots stores through a bankruptcy auction process. As of November 2, 2024, we operated a total of 546 stores located in 31 states.

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

We have invested in our associates, infrastructure, distribution network and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

•	expanding the capacity of our distribution centers to their current 3.0 million square feet with the completion of our fourth distribution center in Princeton, IL; and

•	investing in information technology, accounting, and warehouse management systems.

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

Store Openings and Closings

We opened 24 new stores and closed three stores, two closures where the Company chose not to renew the leases and one temporary closure related to Hurricane Helene, in the third quarter of fiscal 2024 and opened 23 new stores in the third quarter of fiscal 2023. We opened 37 new stores and closed three stores in the thirty-nine weeks ended November 2, 2024 and opened 38 new stores and closed one store in the thirty-nine weeks ended October 28, 2023.

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

We derived the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$517,428	$480,050	$1,604,621	$1,453,713
Cost of sales	302,969	285,939	961,773	884,347
Gross profit	214,459	194,111	642,848	569,366
Selling, general, and administrative expenses	154,467	141,684	442,559	406,575
Depreciation and amortization expenses	8,296	7,065	24,016	20,203
Pre-opening expenses	7,174	6,293	14,495	12,443
Operating income	44,522	39,069	161,778	130,145
Interest income, net	(4,028)	(3,977)	(12,257)	(10,054)
Income before income taxes	48,550	43,046	174,035	140,199
Income tax expense	12,666	11,243	42,827	35,235
Net income	$35,884	$31,803	$131,208	$104,964
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	59.6	59.9	60.8
Gross profit	41.4	40.4	40.1	39.2
Selling, general, and administrative expenses	29.9	29.5	27.6	28.0
Depreciation and amortization expenses	1.6	1.5	1.5	1.4
Pre-opening expenses	1.4	1.3	0.9	0.9
Operating income	8.6	8.1	10.1	9.0
Interest income, net	(0.8)	(0.8)	(0.8)	(0.7)
Income before income taxes	9.4	9.0	10.8	9.6
Income tax expense	2.4	2.3	2.7	2.4
Net income	6.9%	6.6%	8.2%	7.2%
Select operating data:
New store openings	24	23	37	38
Number of closed stores	(3)	—	(3)	(1)
Number of stores open at end of period	546	505	546	505
Average net sales per store (2)	$965	$970	$3,071	$3,014
Comparable stores sales change	(0.5)%	7.0%	2.8%	6.5%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
	( dollars in thousands)
Net income	$35,884	$31,803	$131,208	$104,964
Interest income, net	(4,028)	(3,977)	(12,257)	(10,054)
Depreciation and amortization expenses (1)	11,712	9,051	31,536	25,417
Income tax expense	12,666	11,243	42,827	35,235
EBITDA	56,234	48,120	193,314	155,562
Non-cash stock-based compensation expense	3,606	3,004	10,407	9,008
Adjusted EBITDA	$59,840	$51,124	$203,721	$164,570

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Third Quarter of Fiscal 2024 Compared to Third Quarter of Fiscal 2023

Net Sales

Net sales increased to $517.4 million in the third quarter of fiscal 2024 from $480.1 million in the third quarter of fiscal 2023, an increase of $37.4 million, or 7.8%.  The increase was the result of a non-comparable store sales increase of $39.8 million, partially offset by a decrease in comparable store sales of $2.5 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales decreased 0.5% in the third quarter of fiscal 2024 compared with a 7.0% increase in the third quarter of fiscal 2023. The decrease in comparable store sales was due to a slight decline in the number of transactions and average transaction size.

Gross Profit and Gross Margin

Gross profit increased to $214.5 million in the third quarter of fiscal 2024 from $194.1 million in the third quarter of fiscal 2023, an increase of $20.3 million, or 10.5%. Gross margin increased 100 basis points to 41.4% in the third quarter of fiscal 2024 from 40.4% in the third quarter of fiscal 2023.  The increase in gross margin in the third quarter of fiscal 2024 was primarily due to favorable supply chain costs, partially offset by lower merchandise margin from the higher mix of consumer staples.

Selling, General, and Administrative Expenses

SG&A increased to $154.5 million in the third quarter of fiscal 2024 from $141.7 million in the third quarter of fiscal 2023, an increase of $12.8 million, or 9.0%, primarily driven by higher selling expenses related to new store openings. As a percentage of net sales, SG&A increased 40 basis points to 29.9% in the third quarter of fiscal 2024 compared to 29.5% in the third quarter of fiscal 2023, due to deleverage of fixed expenses associated with the decrease in comparable store sales.

Pre-Opening Expenses

Pre-opening expenses increased to $7.2 million in the third quarter of fiscal 2024 from $6.3 million in the third quarter of fiscal 2023 due to increased costs associated with the recently acquired former 99 Cents Only and Big Lots store locations, as well as timing of our planned new store openings. We opened 24 stores and closed three stores, two planned closures and one temporary closure related to Hurricane Helene in the third quarter of fiscal 2024 and opened 23 new stores in the third quarter of fiscal 2023.  As a percentage of net sales, pre-opening expenses increased to 1.4% in the third quarter of fiscal 2024 from 1.3% in the third quarter of fiscal 2023.

Index
Interest Income, Net

Interest income, net remained flat at $4.0 million in the third quarters of fiscal 2024 and fiscal 2023, respectively.

Income Tax Expense

Income tax expense increased to $12.7 million in the third quarter of fiscal 2024 compared to $11.2 million in the third quarter of fiscal 2023. The effective tax rate for the third quarters of fiscal 2024 and fiscal 2023 was 26.1%, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes and discrete tax benefits primarily related to stock-based compensation. Discrete tax benefits totaled $0.3 million in the third quarter of fiscal 2024 compared to discrete tax benefits of $0.1 million in the third quarter of fiscal 2023.

Net Income

As a result of the foregoing, net income increased to $35.9 million in the third quarter of fiscal 2024 from $31.8 million in the third quarter of fiscal 2023, an increase of $4.1 million or 12.8%.

Adjusted EBITDA

Adjusted EBITDA increased to $59.8 million in the third quarter of fiscal 2024 from $51.1 million in the third quarter of fiscal 2023, an increase of $8.7 million, or 17.0%.

Year-to-Date Fiscal 2024 Compared to Year-to-Date Fiscal 2023

Net Sales

Net sales increased to $1.605 billion in the thirty-nine weeks ended November 2, 2024 from $1.454 billion in the thirty-nine weeks ended October 28, 2023, an increase of $151.0 million, or 10.4%.  The increase was the result of a non-comparable store sales increase of $110.6 million and an increase in comparable store sales of $40.4 million. The increase in non-comparable store sales was driven by new store unit growth.

Comparable store sales increased 2.8% in the thirty-nine weeks ended November 2, 2024 compared with a 6.5% increase in the thirty-nine weeks ended October 28, 2023. The increase in comparable store sales primarily consisted of an increase in basket and an increase in the number of transactions.

Gross Profit and Gross Margin

Gross profit increased to $642.8 million in the thirty-nine weeks ended November 2, 2024 from $569.4 million in the thirty-nine weeks ended October 28, 2023. Gross margin increased 90 basis points to 40.1% in the thirty-nine weeks ended November 2, 2024 from 39.2% in the thirty-nine weeks ended October 28, 2023.  The increase in gross margin in the thirty-nine weeks ended November 2, 2024 was primarily due to favorable supply chain costs as well as higher merchandise margins.

Selling, General, and Administrative Expenses

SG&A increased to $442.6 million in the thirty-nine weeks ended November 2, 2024 from $406.6 million in the thirty-nine weeks ended October 28, 2023, an increase of $36.0 million, or 8.9%, primarily driven by higher selling expenses related to new store openings. As a percentage of net sales, SG&A decreased 40 basis points to 27.6% in the thirty-nine weeks ended November 2, 2024 from 28.0% in the thirty-nine weeks ended October 28, 2023.  The decrease was primarily the result of leverage of fixed expenses on the increase in comparable store sales and disciplined expense control.

Pre-Opening Expenses

Pre-opening expenses increased to $14.5 million in the thirty-nine weeks ended November 2, 2024 from $12.4 million in the thirty-nine weeks ended October 28, 2023 primarily due to the costs associated with the startup of the Company’s fourth distribution center in Princeton, IL as well as the comparative number of new stores.  During the thirty-nine weeks ended November 2, 2024, we opened 37 new stores and closed three stores, two planned closures and one temporary closure related to Hurricane Helene. During the thirty-nine weeks ended October 28, 2023, we opened 38 new stores and closed one store. As a percentage of net sales, pre-opening expenses remained flat at 0.9% in the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.

Index
Interest Income, Net

Interest income, net increased to $12.3 million in the thirty-nine weeks ended November 2, 2024 from $10.1 million in the thirty-nine weeks ended October 28, 2023, primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances.

Income Tax Expense

Income tax expense in the thirty-nine weeks ended November 2, 2024 was $42.8 million compared to income tax expense of $35.2 million in the thirty-nine weeks ended October 28, 2023. The effective tax rates for the thirty-nine weeks ended November 2, 2024 and October 28, 2023 were 24.6% and 25.1%, respectively. The decrease in the effective tax rate in the thirty-nine weeks ended November 2, 2024 was primarily due to an increase in discrete tax benefits related to stock-based compensation. Discrete tax benefits totaled $2.2 million in the thirty-nine weeks ended November 2, 2024 compared to discrete tax benefits of $0.7 million in the thirty-nine weeks ended October 28, 2023.

Net Income

As a result of the foregoing, net income increased to $131.2 million in the thirty-nine weeks ended November 2, 2024 from $105.0 million in the thirty-nine weeks ended October 28, 2023, an increase of $26.2 million or 25.0%.

Adjusted EBITDA

Adjusted EBITDA increased to $203.7 million in the thirty-nine weeks ended November 2, 2024 from $164.6 million in the thirty-nine weeks ended October 28, 2023, an increase of $39.1 million, or 23.8%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of November 2, 2024, we had $92.1 million available to borrow under our Revolving Credit Facility and $303.9 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $31.0 million and $36.1 million for capital expenditures during the third quarters of fiscal 2024 and fiscal 2023, respectively. For the thirty-nine weeks ended November 2, 2024, we spent $96.2 million for capital expenditures compared to $81.4 million for the thirty-nine weeks ended October 28, 2023. Included in capital expenditures in the thirty-nine weeks ended November 2, 2024, is approximately $15.8 million for the acquisition of ten former 99 Cents Only Store locations and fifteen former Big Lots store leases. Of the ten 99 Cents Only store locations, three of these are owned properties and seven are leased properties with favorable rent and leasing structures, located in key markets across Texas. With the acquisition, we expect our total capital expenditures to be approximately $104 million, which includes the $14.6 million purchase price and build out costs for the newly acquired locations.

We expect to fund capital expenditures from cash on hand generated from operations. We opened 37 new stores and closed three stores, two closures where the Company chose not to renew the leases and one temporary closure related to Hurricane Helene, during the thirty-nine weeks ended November 2, 2024, and we recently completed the construction of our Princeton, IL distribution center, which provides an additional 615,000 square feet of distribution capacity. We expect to open approximately 50 stores during fiscal 2024. We also expect to invest in store-level initiatives at our existing stores, and general corporate capital expenditures, including information technology. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

During the thirty-nine weeks ended November 2, 2024, we repurchased 587,633 shares of our common stock for $47.3 million, inclusive of transaction costs, pursuant to our share repurchase program. During the thirty-nine weeks ended October 28, 2023, we repurchased 634,733  shares of our common stock for $39.8 million inclusive of transaction costs, pursuant to our share repurchase program. These expenditures were funded by cash generated from operations. As of November 2, 2024, we had $38.4 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Thirty-nine weeks ended
	November 2,	October 28,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$79,694	$110,861
Net cash used in investing activities	(183,446)	(125,301)
Net cash used in financing activities	(33,825)	(36,601)
Net decrease in cash and cash equivalents	$(137,577)	$(51,041)

Cash Provided by Operating Activities

Net cash provided by operating activities was $79.7 million for the thirty-nine weeks ended November 2, 2024 as compared to $110.9 million for the thirty-nine weeks ended October 28, 2023. The decrease in net cash provided by operating activities for the thirty-nine weeks ended November 2, 2024 was primarily due to changes in working capital, most notably the timing of inventory receipts and payments, including tax payments, partially offset by higher net income year over year.

Cash Used in Investing Activities

Net cash used in investing activities was $183.4 million for the thirty-nine weeks ended November 2, 2024 as compared to $125.3 million for the thirty-nine weeks ended October 28, 2023.  The increase in cash used in investing activities is primarily due to an increase in capital expenditures in the current year related to the completion of the Company’s fourth distribution center in Princeton, IL, the acquisition of ten former 99 Cents Only Store locations and the acquisition of 15 former Big Lots store leases, in addition to increased net investment of short-term investments thirty-nine weeks ended November 2, 2024 as compared to the thirty-nine weeks ended October 28, 2023.

Cash Used in Financing Activities

Net cash used in financing activities was $33.8 million for the thirty-nine weeks ended November 2, 2024 as compared to $36.6 million for the thirty-nine weeks ended October 28, 2023. The decrease was primarily due to an increase in the repurchase of common stock, partially offset by an increase in proceeds from stock option exercises in the thirty-nine weeks ended November 2, 2024 as compared to the thirty-nine weeks ended October 28, 2023.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of November 2, 2024, we had no outstanding variable rate debt.

As of November 2, 2024, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the third quarter of fiscal 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during thirteen weeks ended November 2, 2024 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
August 4, 2024 through August 31, 2024	54,991	$93.59	54,991	$49,059,786
September 1, 2024 through October 5, 2024	55,932	$95.92	55,932	$43,704,239
October 6, 2024 through November 2, 2024	58,436	$93.04	58,436	$38,395,894
Total	169,359		169,359

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On December 15, 2020, the Board of Directors authorized the repurchase of up to $100.00 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program resulting in $200.0 million approved for share repurchases through January 13, 2023. On November 30, 2021, the Board of Directors of the Company authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. On November 30, 2023, the Board of Directors of the Company authorized an extension to the existing share repurchase program set to expire on December 15, 2023, until March 31, 2026. Shares to be repurchased are subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of November 2, 2024, the Company had $38.4 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

ITEM 5.	OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the quarter ended November 2, 2024, no director or officer of the Company entered into, modified, or terminated a “Rule 10b5-1(c) trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 10, 2024	/s/ Robert Helm

Robert Helm
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)