Form 10-K
period 2025-02-01
Ollie's Bargain Outlet Holdings, Inc.
filed 2025-03-26
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 2, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price per share as reported by the NASDAQ Stock Market LLC on such date, was approximately $5.9 billion. For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant. By doing so, the registrant does not concede that such persons are affiliates for purposes of federal securities laws.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 21, 2025 was 61,251,018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of the 2024 fiscal year, are incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: Harrisburg, PA	Auditor Firm ID: 185

Index
Cautionary note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects” and similar references to future periods, prospects, financial performance, and industry outlook.  Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, such as those contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

Forward-looking statements are based on our current expectations and assumptions regarding our business, capital market conditions, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, supply chain challenges, legislation, national trade policy, and the following:

•	our failure to adequately procure and manage our inventory, anticipate consumer demand, or achieve favorable product margins;

•	changes in consumer confidence and spending;

•	risks associated with our status as a “brick and mortar only” retailer and our lack of operations in the growing online retail marketplace;

•	risks associated with intense competition;

•	our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all;

•	fluctuations in comparable store sales and results of operations, including on a quarterly basis;

•	factors such as inflation, cost increases and energy prices;

•
the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases in tariffs and trade sanctions on imported goods and international trade disputes;

•	our inability to operate our stores due to civil unrest and related protests or disturbances;

•	our failure to properly hire and to retain key personnel and other qualified personnel;

•	changes in market levels of wages;

•	risks associated with cybersecurity events, and the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail;

•	our inability to obtain favorable lease or acquisition terms for our properties;

•	the failure to timely acquire, develop, open and operate, or the loss of, or disruption or interruption in the operations of, any of our centralized distribution centers;

•	risks associated with litigation, including the expense of defense, and potential for adverse outcomes;

•	our inability to successfully develop or implement our marketing, advertising and promotional efforts;

•	the seasonal nature of our business;

•	risks associated with natural disasters, and severe weather events;

•	risks associated with outbreak of viruses, global health epidemics, pandemics, or widespread illness;

•	changes in government regulations, procedures and requirements, including as a result of executive orders and other policies promulgated by the current presidential administration; and

•	our ability to service indebtedness and to comply with our financial covenants.

See “Item 1A. Risk Factors” for a further description of these and other factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements. For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Annual Report on Form 10-K. Any forward-looking statement made by us in this annual report speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and Securities and Exchange Commission (“SEC”) filings.

Index
Ollie’s Bargain Outlet Holdings, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year.  References to “2024,” “2023” and “2022” represent the 2024 fiscal year ended February 1, 2025, the 2023 fiscal year ended February 3, 2024, and the 2022 fiscal year ended January 28, 2023, respectively.  2024 consisted of 52-weeks, 2023 consisted of 53-weeks and 2022 consisted of 52-weeks. References to “2025” refer to the 52-week fiscal year ending January 31, 2026.

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

Ollie’s was founded based on the idea that “everyone in America loves a bargain.” Since opening our first store in Mechanicsburg, PA in 1982, Ollie’s has been offering customers high quality brand name products at drastically reduced prices through the buying and selling of closeout merchandise and excess inventory. Historically, we have expanded our store base by opening new stores organically. More recently, we have expanded our store base through acquiring former store locations of bankrupt retailers through the bankruptcy store auction process. We follow a contiguous unit growth strategy that combines backfilling existing markets and states with entering new markets and states in a contiguous manner. As of February 1, 2025 we have grown to 559 stores in 31 states. Our no-frills, “semi-lovely” warehouse style stores average approximately 32,000 square feet and generate consistently strong financial returns across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles.

The closeout industry is large, highly fragmented, and growing. Fueling the growth is the consolidation of retailers and manufacturers around the globe. Larger retailers are being supplied by larger manufacturers and this is leading to larger order and product flows. In addition, manufacturers are constantly developing and introducing new products, new packaging, and working around endless changes and disruptions in the marketplace and supply chain. This is driving growth in the number of products being offered for sale by manufacturers at closeout-type prices. At the same time, the retail side of the closeout industry is highly fragmented, with many independent operators and small format stores.

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

Index
Our business model has produced consistently strong growth and financial performance. From 2020 through 2024:

•	Our store base expanded from 388 stores to 559 stores, a compound annual growth rate, or CAGR, of 9.5% and we entered six new states;

•	Comparable store sales grew at an average rate of 2.0% per year; and

•	Net sales increased from $1.809 billion to $2.272 billion, a CAGR of 5.9%.

(1) 2023 consisted of 53 weeks compared with 52 weeks in the prior-year periods.

Our competitive strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our current and future growth:

“Good Stuff Cheap”—Ever changing product assortment of national branded products at drastically reduced prices.    We sell a wide assortment of household goods. Our focus is on national branded products that consumers know and recognize. Our stores offer something for everyone across a diverse range of merchandise categories at prices typically 20% to 70% off traditional retailers. Our product assortment frequently changes based on the wide variety of deals available from the hundreds of brand name suppliers we have relationships with. We augment these opportunistic deals on brand name merchandise with directly-sourced unbranded products or those under our own private label brands and exclusively licensed recognizable brands and celebrity names. Brand name closeout merchandise represented approximately 65% and non-closeout goods and private label products collectively represented approximately 35% of the retail value of our 2024 merchandise purchases.  Our treasure hunt shopping environment and slogan “when it’s gone, it’s gone” help to instill a “shop now” sense of urgency that encourages frequent customer visits.

Our long history, growing size and scale and highly experienced merchant team.    Since our founding in 1982, Ollie’s has been offering customers high quality brand name products at drastically reduced prices through the buying and selling of closeout merchandise and excess inventory. We have built our people, process and systems from the ground up around the buying and selling of closeout merchandise and excess inventory. As we grow, we believe our increased scale provides us with even greater access to brand name closeout products as larger manufacturers seek larger buyers. Our merchant team maintains strong, long-standing relationships with a diverse group of suppliers, allowing us to procure branded merchandise at compelling values for our customers. We have been doing business with our top 15 suppliers for an average of over 15 years.  Our well-established relationships with our suppliers, together with our scale, buying power, financial credibility and responsiveness, often make Ollie’s the first call for available deals. Our direct relationships with our suppliers have increased as we have grown and we continuously strive to broaden our supplier network. These factors provide us with increased access to goods, which enable us to be more selective in our deal-making and, we believe, help us provide compelling value and assortment of goods to our customers and fuel our continued profitable growth.

Index
Distinctive brand and engaging shopping experience.    Our distinctive and often self-deprecating humor and highly recognizable caricatures are used in our stores, flyers, mailers, website, email campaigns, and digital marketing. We attempt to make our customers laugh as we poke fun at ourselves and current events. We believe this approach creates a strong connection to our brand and sets us apart from other, more traditional retailers. Our “semi-lovely” stores feature these same brand attributes together with witty signage in a warehouse format that creates a fun, relaxed and engaging shopping environment. We believe that by disarming our customers by getting them to giggle a bit, they are more likely to look at and trust our products for what they are—extremely great bargains. We offer a “30-day no hard time guarantee” as a means to overcome any skepticism associated with our cheap prices and to build trust and loyalty, because if our customers are not happy, we are not happy. We welcome customers to bring back their merchandise within that timeframe for a “no hard time” full refund. We also make it easy for our customers to browse our stores by displaying our products on easily accessible fixtures and by keeping the stores clean and well-lit. We believe our humorous brand image, compelling values and welcoming stores resonate with our customers and define Ollie’s as a unique and comfortable destination shopping location.

Extremely loyal “Ollie’s Army” customer base.    Our best customers are members of our Ollie’s Army customer loyalty program, which stands at 15.1 million members as of February 1, 2025.  For 2024, over 82% of our sales were from Ollie’s Army members, and we grew our base of loyal members by 8.3% in 2024. Ollie’s Army members spend approximately 40% more per shopping trip at Ollie’s than non-members.  We identify our target customer as “anyone age 25 or older with a wallet or a purse” seeking a great bargain.

Opportunistic real estate strategy with strong and consistent store model built for growth.    We employ a proven new store model that generates strong cash flow, consistent financial results and attractive returns on investment. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. New stores have consistently opened strong, with higher net sales in their first 12 months of operations, than average existing stores due to the brand excitement surrounding grand openings and produced an average payback period of approximately two years. We believe that our consistent store performance, strategically-located distribution centers, and disciplined approach to site selection support the portability and predictability of our growth strategy.

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

Leverage and expand Ollie’s Army.    We intend to recruit new Ollie’s Army members and increase their frequency of store visits and spending by enhancing our distinctive, fun and recognizable marketing programs, building brand awareness, further rewarding member loyalty and utilizing more sophisticated data-driven targeted marketing. In an effort to expand the benefits available to our Customers under the Ollie’s Army loyalty program the Company launched a co-branded credit card which provides Ollie’s loyalty program members additional points whenever they use their Ollie’s card for purchases at Ollie’s and anywhere the co-branded card is accepted. We believe these strategies, coupled with a larger store base, will enable us to increase the amount of sales driven by loyal Ollie’s Army customers seeking the next great deal.

Segments

We operate in one reporting segment.  See Note 12, “Segment Reporting and Entity-Wide Information,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our merchandise

Strategy

We sell a wide assortment of household goods. Our focus is on national branded products that consumers know and recognize. We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. Our ever-changing assortment of “Good Stuff Cheap” includes brand name closeout merchandise from leading manufacturers. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer. Brand name closeout merchandise represented approximately 65% and non-closeout goods and private label products collectively represented approximately 35% of the retail value of our 2024 merchandise purchases.  We believe our compelling value proposition and the unique nature of our merchandise offerings have fostered our customer appeal across a variety of demographics and socioeconomic profiles.

Our warehouse format stores feature a broad number of categories including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys, and electronics as well as other products including hardware, candy, clothing, sporting goods, pet and lawn and garden products. We focus on buying cheap to sell cheap and source products as unique buying opportunities present themselves. Our merchandise mix is designed to combine unique and brand name bargains at extremely attractive price points. This approach results in frequently changing product assortments and localized offerings that encourage shopper frequency and a “shop now” sense of urgency as customers hunt to discover the next deal.

The common element of our dynamic merchandise selection is the consistent delivery of great deals to our customers, with products offered at prices typically 20 to 70% off traditional retailers. Our product price tags allow customers to compare our competitor’s price against Ollie’s price to further highlight the savings they can realize by shopping at our stores.

Index
Product categories and mix

Examples of our product offerings include:

•
Housewares:   cooking utensils, dishes, appliances, plastic containers, cutlery, paper goods, storage and garbage bags, detergents and cleaning supplies, cookware and glassware, candles, hardware, frames, and giftware;

•	Bed and bath: household goods including bedding, towels, curtains, and associated hardware;
•	Food: packaged food including coffee, bottled non-carbonated beverages, salty snacks, candy, condiments, sauces, spices, dry pasta, canned goods, cereal, and cookies;
•	Floor coverings: laminate flooring, commercial and residential carpeting, area rugs, and floor mats;
•	Books and stationery: novels, children’s, how-to, business, cooking, inspirational and coffee table books, greeting cards and various office supplies;
•	Electronics: home electronics, cellular accessories, and as seen on television;
•	Toys: dolls, action figures, puzzles, educational toys, board games, and other related items;
•	Health and beauty aids: personal care, hair care, oral care, health and wellness, over-the-counter medicine, first aid, sun care, and personal grooming;
•	Seasonal: summer furniture, air conditioners, fans and space heaters, and lawn & garden; and
•	Other: clothing, sporting goods, pet products, luggage, and automotive.

The following table shows the breakdown of our product offerings as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	2024	2023	2022
Consumables (1)	31.9%	30.3%	28.2%
Home (1)	28.0%	29.2%	31.7%
Seasonal	19.2%	18.7%	17.8%
Other	20.9%	21.8%	22.3%
Total	100.0%	100.0%	100.0%

(1)
In fiscal 2024, the Company reclassified certain products out of the Home category and into the Consumables category. These products included cleaning supplies, floor care, and other products such as paper goods. Prior periods have been adjusted for comparability.

Consumables includes items such as health and beauty aids, food, candy, pet food, detergents and cleaning supplies. Home includes items such as housewares, domestics, floor coverings, and hardware. Seasonal includes items such as summer furniture, air conditioners, fans and space heaters, toys, and lawn & garden. Other includes items such as books and stationery, electronics, clothing, sporting goods, pet products, luggage, and automotive.

Index
Product categories

We maintain consistent average margins across our primary product categories described below.

Brand name closeout merchandise

Brand name closeout merchandise represented approximately 65% of the retail value of our 2024 merchandise purchases.  Our focus is to provide huge savings to our customers primarily through brand name products across a broad range of merchandise. Our experienced merchant team purchases deeply discounted, branded or closeout merchandise primarily from manufacturers, retailers, distributors, and brokers. This merchandise includes overstocks, discontinued merchandise, package changes, cancelled orders, excess inventory and buybacks from retailers, and major manufacturers.

Non-closeout goods/private label

Non-closeout and private label products collectively represented approximately 35% of the retail value of our 2024 merchandise purchases.  We augment the breadth of our brand name merchandise with non-closeout and private label merchandise. In categories where the consumer is not as brand conscious, such as food, home textiles, and furniture, or when we may not be offering a current brand name merchandise deal, we will buy deeply discounted unbranded merchandise. These extreme value offerings are mixed in the stores with our brand name merchandise. We also have a variety of domestic and direct-import private label merchandise and exclusive products sold under numerous brands. These high-quality products are developed in key categories such as housewares and are designed to create brand-like excitement and complement our brand name merchandise. We also have licenses for private label products that use recognizable celebrity names or brand names. We routinely evaluate the quality and condition of these private label goods to ensure that we are delivering our customer a high-quality product at a great price.

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

Index
We source from over 1,200 suppliers. Our dedication to building strong relationships with suppliers is evidenced by an average relationship of over 15-years with our top 15 suppliers. As we continue to grow, we believe our increased scale will provide us with even greater access to brand name products since many major manufacturers seek a single buyer to acquire the entire deal.

Distribution and logistics

We have made significant investments in our distribution network and personnel to support our store growth plan. Our stores generally receive shipments from our distribution centers one to two times a week, depending on the season and specific store size and sales volume. We utilize independent third-party freight carriers.

We currently operate four distribution centers, which supply approximately 95% of our merchandise to our stores. These distribution centers are centrally located in, York, PA (804,000 square feet), Commerce, GA (962,000 square feet), Lancaster, TX (615,000 square feet), and Princeton, IL (615,000 square feet).

We completed the construction of our Princeton, IL distribution center in the second quarter of 2024 and began shipping product from this facility in July 2024. With the addition of our fourth distribution center, we believe our distribution capabilities will support up to 750 stores.

Our stores

As of February 1, 2025, we operated 559 stores, averaging approximately 32,000 square feet, across 31 contiguous states in the eastern half of the United States. Our highly flexible real estate approach has proven successful across all vintages, geographic regions, population densities, demographic groups, real estate formats and regardless of any co-tenant. Our business model has resulted in positive financial performance during strong and weak economic cycles. We have successfully opened stores in six new states since 2020, highlighting the portability of our new store model.

In fiscal 2022, the Company implemented an ongoing store improvement initiative to provide our customers with an updated shopping experience, which showcases our tremendous value and the amazing deals we offer in an organized and easy to navigate store format. We have remodeled 76 stores to date and 20 stores in fiscal 2024 and continue to see a sales uplift in newly remodeled locations.  With a relatively low upfront investment, our remodels have produced on average a payback period of approximately two years.

Beginning in fiscal 2024 into fiscal 2025, the Company has acquired a number of locations from former retailers through bankruptcy auction processes. As a result of these acquisitions, the Company has increased its new store opening growth target to 75 stores for the upcoming year. In an effort to optimize the store opening cadence the Company has prioritized the opening of these acquired locations and shifted resources accordingly. This resulted in fewer store remodels in fiscal 2024, and we expect this to continue in fiscal 2025.

Index
The following map shows the number of stores in each of the states in which we operated as of February 1, 2025:

VT 1
31
4
RI 1
2
24
CT 4
2
52
NJ 9
22
41
DE 1
15
7
MD 13
28
9
8
20
35
22
12
18
8
37
9
21
49
16
38

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

Expansion opportunities and site selection

We believe we can profitably expand our store count on a national scale to more than 1,300 locations based on internal estimates and third-party research conducted by Hoffman Strategy Group. Our disciplined real estate strategy focuses on infilling existing geographies as well as expanding into contiguous markets in order to leverage our distribution infrastructure, field management team, store management, marketing investments and brand awareness.

Index
We maintain a pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	2024	2023	2024
Stores open at beginning of year	512	468	431
Stores opened	50	45	40
Stores closed	(3)	(1)	(3)
Stores open at end of year	559	512	468

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

We believe there is an ample supply of suitable low-cost, second-generation real estate allowing us to infill within our existing markets as well as to expand into new, contiguous geographies. By focusing on key characteristics such as proximity to the nearest Ollie’s store, ability to leverage distribution infrastructure, visibility, traffic counts, population densities, and low rent per square foot, we have developed a new store real estate model that has consistently delivered attractive returns on invested capital. In addition, in fiscal 2024, the Company acquired a number of new locations through the bankruptcy auction processes of various retailers, at favorable rental terms and leasing structures to current market conditions. This augments the Company’s pipeline of new stores for our accelerated growth strategy.

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

Store-level management and training

Our Senior Vice President of Store Operations oversees all store activities. Our stores are grouped into six regions, divided generally along geographic lines. We employ regional directors, who have responsibility for the day-to-day operations of the stores in their region. Reporting to the regional directors are district team leaders and market team leaders who each manage a group of stores in their markets. At the store level, the leadership team consists of a store team leader and potentially a co-team leader and/or an assistant team leader, who supervise the full and part-time associates within the store.

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

We tailor our marketing mix and strategy for each market, deal or promotion. We primarily use the following forms of marketing and advertising:

•
Print and direct mail: Our flyers are typically distributed semi-monthly, with increased frequency in peak shopping periods, and serve as the foundation of our marketing strategy, to remain top of mind with our shoppers. They highlight current deals to create shopping urgency and drive traffic and increase frequency of store visits;

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

Ollie’s Army

Our customer loyalty program, Ollie’s Army, stands at 15.1 million members as of February 1, 2025, an increase of 8.3% from 2023. In 2024, Ollie’s Army members accounted for over 82% of net sales and spent approximately 40% more per shopping trip, on average, than non-members.  Consistent with our marketing strategy, we engage new and existing Ollie’s Army members through the use of witty phrases and signage; examples include “Enlist in Ollie’s Army today,” “become one of the few, the cheap, the proud” and “Ollie’s Army Boot Camp…all enlistees will receive 15% off their next purchase.” Throughout the year, for every $250 Ollie’s Army members spend, they receive a coupon for 10% off their next entire purchase.  Ollie’s Army ‘ranks’ are another savings opportunity for members.  For the first $250 and $500 members spend in a calendar year, they receive a coupon for 20% and 30% off of one item, respectively.  Historically, Ollie’s Army members have demonstrated high redemption rates for promotional activities exclusive to Ollie’s Army members, such as our Valentine’s, Boot Camp, and 15% off holiday mailers. In addition, Ollie’s Army members have historically enthusiastically responded to Ollie’s Army Night, an annual one-day after-hours sale in December exclusively for members.  We expect to continue leveraging the data gathered from our proprietary database of Ollie’s Army members to better segment and target our marketing initiatives and increase shopping frequency.

Index
In July of fiscal 2024, the Company launched a co-branded Visa® credit card in an effort to expand the benefits available to our Customers under the Ollie’s Army loyalty program. The Card Program is maintained by Sunbit, a leading financial technology solutions provider. Ollies Army Members can sign up for the card in stores and online. Customers are never charged fees, and the card features industry-high approval rates. The credit card helps increase Ollie’s brand presence in customers’ wallets, fostering long-term loyalty. Ollie’s loyalty program members earn additional points whenever they use their Ollie’s card for purchases at Ollie’s and anywhere else the card is accepted. The program was initially launched in Pennsylvania and will be rolled out across all stores by the end of fiscal 2025.

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

We seek to build a workplace of belonging where we can leverage our collective talents, striving to ensure that all associates are treated with dignity and respect.  We believe that a workforce with a diversity of viewpoints, background, experience and industry knowledge is key to our culture and long-term success.  We are committed to providing equal employment opportunities and advancement consideration to all individuals based on job-related qualifications and ability to perform the job as well as maintaining an environment that is free of intimidation or harassment.  We value the talents and contributions of our associates and by focusing on our team members we know that the entire Ollie’s community will be well served.

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

Associates

As of February 1, 2025, we employed over 12,800 associates, approximately 5,900 of whom were full-time and approximately 6,900 of whom were part-time. Of our total associate base, approximately 1,200 were based at our store support center and distribution centers, and the remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. As of February 1, 2025, approximately 60% of our workforce is self-identified female and approximately 40% is self-identified male. Over 40% of our workforce has self-identified as having a racial or ethnic minority background.  None of our associates belong to a union or are party to any collective bargaining or similar agreement.

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

Our Ollie’s Leadership Institute (“OLI”) is a program that is used to equip field associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare them for their next level position. Reflecting our belief in our “home grown” talent, OLI is our preferred source for new supervisors and team leaders.  In 2024, over 60% of our current district team leaders were internally promoted to their position.  Company-wide, over 60% of our field positions were filled by internal promotions. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act are available free of charge on our website, www.ollies.com, as soon as reasonably practicable after the electronic filing of such reports with the Securities and Exchange Commission (“SEC”).  The contents of our website are not, however, a part of this report or intended to be incorporated by reference in any other report or document we file with the SEC. The SEC also maintains a website (www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.

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

•	We may not be able to develop and operate our distribution centers in an efficient or effective manner and that may result in not having sufficient inventory in our stores;

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

•	Shrinkage or the loss or theft of inventory and/or inventory management may result in material negative impacts on our results of operations; and

•
We may not be able to hire and retain the right people to run our stores and our distribution centers.  We also may not be able to hire and retain managerial personnel, the appropriate merchant team for our retail segment, and the senior management team and executive officers sufficient to meet our goals.  As a consequence, our results of operations and financial results may suffer.

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

•
Legislative, regulatory, and other actions, as well as executive orders and other policies promulgated by the current administration, could be unpredictable and could have unforeseen consequences that could materially, adversely affect our business, financial position, results of operations, and cash flows.  Without limiting the generality of the foregoing statement, certain proposals regarding federal corporate tax reform and border-adjusted taxes, and taxes, tariffs, and trade sanctions levied on imported goods, all may result in a material adverse effect on our financial position, results of operations, and cash flows.

Risks Related to Technology and Cybersecurity

•	We may fail to maintain the security of information we hold relating to personal information or payment card data of our customers, employees, and suppliers;

•	We may not adequately prepare for, or respond to, existing and future privacy legislation; and

•	We may not be able to timely or adequately maintain or upgrade our technology systems needed for operations.

Risks Related to Accounting and Financial Matters

•	If our estimates or judgments relating to significant accounting policies prove to be incorrect, we could suffer negative financial results; and

•	Changes to the accounting rules or regulations could have material adverse effects on our results of operations.

Risks Related to Ownership of Our Common Stock and Corporate Governance

•	There is risk associated with our fluctuating quarterly operating results, and we may fall short of prior periods, our projections, or the expectations of securities analysts or investors;

•	We may not declare dividends on our common stock in the foreseeable future; and

•	There are provisions in our organizational documents that could delay or prevent a change of control.

Risks Related to Our Indebtedness and Capitalization

•	Our credit facility can limit our ability to find other sources of financing;

•	There are covenants contained in our credit facility that we must meet in order to be able to use it;

•	If we are unable to generate sufficient cash flow to meet debt service, it could negatively impact our liquidity; and

•	We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

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

Our ability to timely and effectively deliver merchandise to our stores relies in part on shipping and transportation partners to timely and safely move our merchandise from manufacturing facilities to ports and then onto oceangoing carriers.  The demand for space onboard oceangoing vessels can vary and costs to secure space can vary greatly.  We may be subject to higher transportation costs or be unable to secure space for containers on economically reasonable terms.  In addition, there may be labor or other disputes at either ports of departure or at ports of entry that may delay or otherwise hinder the flow of merchandise.  Additional factors, such as customs or border control policies and new or changing tariffs or trade sanctions, such as additional or new import tariffs, may further delay or hinder transportation of merchandise or the costs to obtain them.  There are multiple factors in the transportation of merchandise that are both outside of our control and which may negatively impact the cost of the merchandise or the timeframes in which we receive the same.

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

•	tax rates and policies;

•	repercussions, or perceived repercussions, from the current presidential administration’s policies and activities; and

•	natural disasters, war, terrorism, and other hostilities.

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

Index
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

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions.  We opened 50 new stores in the last fiscal year, for a total of 227 new stores over the past five fiscal years, as we continue to backfill in existing markets and expand into additional geographies.  Our ability to timely open new stores depends in part on several factors, many of which are beyond our control, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate and enter into leases, or acquire ownership of properties, on acceptable terms; our ability to obtain and retain permits and licenses; our ability to hire, train, and retain new personnel, especially store managers, in a cost effective manner; our ability to adapt and grow our distribution and other operational and management systems to an increasing and ever evolving network of stores; the availability of capital funding for expansion; our ability to respond to the demographic shifts and general economic conditions in the many different geographic markets where our stores and distribution centers are located.  See “Item 1. Business (Growth Strategy)” and “Item 7. MD&A” for more information.

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

Index
The failure to timely acquire, develop, open, and operate, or the loss of, disruption to, or interruption in the operations of, our centralized distribution centers could materially adversely affect our business and operations.

With limited exceptions, inventory is shipped directly from suppliers to our distribution centers in York, PA, Commerce, GA, Lancaster, TX, and Princeton, IL where the inventory is processed, sorted, and shipped to our stores.  We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers.  Increases in transportation costs (including increases in fuel and other variable costs), supplier-side delays, reductions in the capacity of carriers, changes in shipping companies, the impact of future pandemics or health crises on our workforce, labor strikes, or shortages in the transportation industry, and unexpected delivery interruptions also have the potential to derail our orderly distribution process.  We also may not anticipate changing demands on our distribution system or timely develop and open any necessary additional facilities.  In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores.  While we maintain business interruption insurance, in the event one or more our distribution centers are disrupted or shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us.  In addition, our new stores receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains.  Any repeated, intermittent, or long-term disruption in the operations of our distribution centers would hinder our ability to provide merchandise to our stores and could have a material adverse effect on our business, financial condition, and results of operations.

Our new store growth is dependent on our ability to successfully expand our distribution network capacity, and failure to achieve or sustain these plans could adversely affect our performance.

We maintain distribution centers in York, PA, Commerce, GA, Lancaster, TX, and Princeton, IL, to support our existing and new stores as well as our store growth objectives.  We continuously assess ways to maximize the productivity and efficiency of our existing distribution centers and evaluate opportunities for additional distribution centers.  Processing delays or difficulties in operations at our existing distribution centers or delays in opening, processing delays, or difficulties in operations at our new distribution centers, could adversely affect our current operations by causing existing stores to have insufficient inventory, and could adversely affect future operations by slowing store growth, which could, in turn, reduce sales growth.  In addition, any distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as shortages of materials, shortages of skilled labor, work stoppages, unforeseen construction issues, scheduling, engineering, environmental or geological problems, or other pandemics or types of contagion, weather interference, fires or other casualty losses, and unanticipated cost increases.  The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons.  We cannot guarantee that any project will be completed on time or within established budgets.

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

Index
Inventory shrinkage could have a material adverse effect on our business, financial condition, and results of operations.

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

Our success depends on our executive officers, our merchant team, and other key personnel.  If we lose key personnel or are unable to hire additional qualified personnel, it could have a material adverse effect on our business, financial condition, and results of operations.

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

We focus on providing our customers with a memorable and engaging shopping experience.  To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of highly qualified store management personnel and sales associates, while controlling labor costs.  Our ability to control labor costs is subject to numerous external factors and compliance with laws and regulatory structures, including competition for, and availability of, qualified personnel in a given market, unemployment levels within those markets, governmental regulatory bodies such as the Equal Employment Opportunity Commission (“EEOC”) and the National Labor Relations Board (“NLRB”), prevailing wage rates and wage and hour laws, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act (“ACA”), costs of health insurance and other health benefits, healthcare costs, and our ability to maintain good relations with our associates.  We compete with many other retail businesses for many of our store management personnel, and sales associates in hourly and part-time positions.  These positions have had historically high turnover rates, which lead to increased training and retention costs.  The accelerated pace at which we have been, and plan to continue, opening new stores, both in existing and new markets, could make it increasingly difficult to recruit, hire, and retain employees that will be able to properly execute our business goals and offer our customers a quality experience in those new stores.  Further, anticipated changes in immigration laws and regulations could adversely affect the pool of candidates legally available to fill positions.

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

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers.  Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements, and sports marketing, we primarily advertise our in-store offerings through printed flyers.  In fiscal 2024, over 50% of our advertising spend was for the printing and distribution of flyers.  If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising, and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores.  Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers.  Further, social media allows for an increased speed at which publicity, both positive and negative, can be transmitted.  Information spread over social media, whether based on actual or perceived conditions or events, could be disseminated before we can meaningfully investigate and respond to the underlying issue, if any.  Negative online postings or comments about our business, including as a result of inaccurate, fictitious, or even malicious postings or social media content, could adversely affect our business and cause damage to the value of our brand.

If the efficacy of our marketing or promotional activities declines, if such activities of our competitors are more effective than ours, or if for any other reason we lose the loyalty of our customers, including our Ollie’s Army members, it could have a material adverse effect on our business, financial condition, and results of operations.

Our co-branded credit card program could pose reputational risk if not properly executed.

On July 23, 2024, we announced our partnership with Sunbit, a leading financial technology company, to launch a co-branded Visa® credit card, our first-ever co-branded credit card program.  We intend the partnership to bring greater flexibility to our customers and enhance loyalty with our members, but if the program is not properly executed, is renewed on less favorable terms, or is terminated, it could adversely affect our operations and harm our brand, reputation, and relationship with our loyal customer base, including our Ollie’s Army loyalty program members.

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

We lease the majority of our stores, our corporate headquarters, and our distribution centers in York, PA and Commerce, GA.  Our stores are leased from third parties, with typical initial lease terms of approximately seven years with options to renew for successive five-year periods.  Historically, we have been able to negotiate favorable rental rates due in large part to the general state of the economy, the increased availability of vacant big box retail sites, and our careful identification of favorable lease opportunities.  While we continually seek to identify the most advantageous lease opportunities, there is no guarantee that we will continue to be able to find low-cost second-generation sites or obtain favorable lease terms.  Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions.  Increases in our occupancy costs and difficulty in identifying economically suitable new store locations could have significant negative consequences to our business, including without limitation:

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

Climate-related conditions and changes, natural disasters, unusual weather conditions, epidemic or pandemic outbreaks, terrorist acts, and political events could disrupt our business and result in lower sales and otherwise adversely affect our financial performance.

There are inherent climate-related risks wherever our business is conducted.  Changes in market dynamics, shareholder expectations, local, national, and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States and abroad, all have the potential to disrupt our business and operations.  Climate conditions such as drought, wildfires, storms, sea-level rise, and flooding, may occur more frequently or with greater intensity.  The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, and earthquakes, epidemic outbreaks, unusual weather conditions in regions where our stores are located could adversely affect our business and result in lower sales.  Additionally, climate-related events and circumstances have resulted, and likely will continue to result, in increased costs for property insurance policies.  In addition, severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability.  If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during these periods.  Natural disasters, which may include tornadoes, hurricanes, floods, and earthquakes, may impact our stores or other operations.  The frequency and/or severity of such natural disasters may be unpredictable, and we have a growing number of stores in areas that may be impacted by weather events and natural disasters such as the types listed above.  To the extent that such weather events or natural disasters may damage our stores or other operations, we may be unable to operate stores or other facilitates and our consolidated financial results may be materially adversely affected.  Epidemic or pandemic outbreaks, terrorist attacks or disruptive political events in regions where our stores are located could impact our management and sales associates, our inventory supply, our delivery schedules, or our ability to keep our stores open due to mandatory governmental restrictions or may cause our customers to avoid shopping at brick-and-mortar retailers or reduce the number of trips they will make to our stores.  Also, to the extent these events impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain delivery schedules or provide other support functions to our stores.  These conditions could have a sustained material adverse effect on our business, financial condition, and results of operations.

Index
LEGAL AND REGULATORY

We are subject to governmental regulations, requirements, and procedures.  A significant change in, or noncompliance with, these regulations, requirements, and procedures could have a material adverse effect on our business, financial condition, and results of operations.

We routinely incur significant costs in complying with federal, state, and local laws and regulations.  The complexity of the regulatory environment in which we operate, and the related costs of compliance, are increasing due to expanding and additional legal and regulatory requirements and increased or uncertain enforcement efforts.  New laws or regulations, including, but not limited to those dealing with healthcare and healthcare reform, product compliance and safety, consumer credit, privacy and information security, the environment, and labor and employment, among others, or changes in existing federal, state, and local laws and regulations, particularly those governing the sale of merchandise and food safety and quality (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, other changes in workplace regulation, and compliance with laws regarding public access to our stores, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business.  Untimely compliance or noncompliance with applicable laws or regulations or untimely or incomplete execution of a mandated governmental action, such as a product recall, can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, or class action litigation or other litigation, in addition to reputational damage.  Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and could have a material adverse effect on our business, financial condition, and results of operations.

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

We purchase merchandise directly from suppliers located outside of the United States.  During fiscal 2024, substantially all of our private label inventory purchases were direct imports.  Additionally, a significant amount of our domestically purchased merchandise is manufactured in foreign countries.  Our ability to identify qualified suppliers and to access merchandise in a timely and efficient manner is a significant challenge, especially with respect to merchandise sourced outside of North America.  Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including possible changes to U.S. trade policy, increased shipping costs, the timing of shipments, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency exchange rates, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, unexpected contagion, existing viruses or illnesses, and tariffs or trade sanctions, as well as international trade disputes or changes in trading relationships resulting from current and future political environments.  Moreover, negative press or reports about internationally manufactured merchandise may sway public opinion, and thus customer confidence, away from affected merchandise sold in our stores.  Although we have implemented and maintain policies and procedures to promote our suppliers’ compliance with laws and regulations relating to foreign markets and imports, and to monitor the compliance of our suppliers, this does not guarantee that suppliers and other third parties with whom we do business will not actually or allegedly violate such laws or regulations, or our policies.  These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition, and results of operations.

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

We rely on the integrity, security, and successful functioning of our information technology systems and network infrastructure across our operations, including point-of-sale processing at our stores.  In connection with sales, we make every effort not to transmit confidential credit and debit card information.  Instead, we work with a third-party processing agent to provide us with a token to use in our payment process, in lieu of having to store such information.  In doing so, we must rely on our third-party provider’s uninterrupted and secure services, and if there is a failure or disruption in that process, there may be limited circumstances in which we are required to transmit encrypted confidential information.

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

An increasingly significant portion of our sales depends on the continuing operation of our information technology and communications systems, including, but not limited to, our point-of-sale system and our credit card processing systems.  Our information technology, communications systems, and electronic data may be vulnerable to damage or interruption from malicious code, phishing, smishing, artificial intelligence deepfakes, computer viruses, other malware attacks, ransomware attacks, loss of data, unauthorized data breaches, usage errors by our associates or our contractors or other attempts to harm our systems, including cyber-security attacks or other breaches of cardholder data, earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer, and telecommunications failures.  Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities.  The nature and scope of threats from artificial intelligence in particular represents a new, unpredictable frontier.  The occurrence of intentional sabotage, unauthorized access, natural disaster, or other unanticipated problems could result in lengthy interruptions in our service.  Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services, non-compliance with certain regulations, substantial remediation costs, and liability for lost or stolen information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Index
Data protection requirements increase our operating costs, and a breach of information privacy or other related risks could negatively impact our operations.

We have access to, collect, or maintain private or confidential information regarding our customers, associates, and suppliers, as well as our business.  The protection of our customer, associate, supplier, and company data is critical to us.  In recent years, there has been increasing regulation, enforcement, and litigation activity in the area of privacy, data protection, and information security in the United States and in various other countries, with the frequent imposition of new and changing requirements across the many states in which we conduct our business.  State privacy laws and regulations, such as The Connecticut Data Privacy Act, the New York Privacy Act, The California Consumer Privacy Act of 2018, The California Privacy Rights Act, and others, have imposed and likely will impose additional data protection obligations on companies considered to be doing business in such applicable states and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches.  Complying with existing laws and similar emerging and changing privacy, data protection, and information security requirements may cause us to incur substantial costs or compliance risks due to, among other things, system changes and the development of new processes and business initiatives.  Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, and customer attrition.

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

We depend on a variety of information technology systems for the efficient functioning of our business.  We rely on certain hardware, telecommunications, and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business.  Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third-party vendors.  We rely extensively on our information technology systems to process transactions, summarize results, and manage our business.  We are in compliance with PCI, and compliance with PCI and implementing related procedures, technology and information security measures requires significant resources and ongoing attention.  Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with PCI or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.  Any material interruptions or failures in our payment-related systems, including in connection with our co-branded credit card program, could have a material adverse effect on our business, financial condition, and results of operations.

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

The Sarbanes-Oxley Act and rules implemented by the SEC and the NASDAQ Stock Market LLC (“NASDAQ”) have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Implementing and maintaining internal controls is both time-consuming and costly.  If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements.  Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.  If we are unable to satisfy our obligations as a public company, we could be subject to, among other items, the delisting of our common stock, fines, sanctions, and other regulatory actions, as well as potential civil litigation.

Index
Anti-takeover provisions in our third amended and restated certificate of incorporation and fourth amended and restated bylaws, and under Delaware law, could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

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

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or grant of stock options or restricted stock units in the future may cause the market price of our common stock to decrease significantly.  As of February 1, 2025, we have an aggregate of 1,168,785 shares of common stock issuable upon exercise of outstanding options and the vesting of restricted stock units under the 2015 Equity Incentive Plan (the “2015 Plan” and together with the 2012 Equity Incentive Plan, the “Equity Plans”) (360,480 of which are fully vested).

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly.  For example, during the fiscal year ended February 1, 2025, our stock price fluctuated from a high of $120.03 to a low of $68.05.  Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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

Index
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

Our business and reputation may be adversely affected by environmental, social, and governance matters.

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

Further, investment in funds that specialize in companies that perform well in ESG assessments have both gained popularity and been subject to criticism, and several major institutional investors and advisors have publicly emphasized or disfavored the importance of ESG measures to their investment decisions and recommendations.  Investors who are focused on ESG matters may look either positively or negatively upon enhanced ESG disclosures or implementation of ESG policies and procedures, and our response may fall short of expectations in either case.  There can be no assurances that shareholders will not advocate, via proxy contests, media campaigns, or by other public or private means, for us to either take more ESG focused actions on an accelerated timeline or not to do so.

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

The Company’s credit facility (the “Credit Facility”) provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  As of February 1, 2025, we had no outstanding borrowings on the Revolving Credit Facility, with $85.8 million of borrowing availability.  We may, from time to time, incur additional indebtedness.

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

We have adopted a share repurchase program under which an aggregate of $400 million was previously authorized, and, as of the expiration of the 2024 fiscal year, approximately $32.7 million remained available.  On March 19, 2025, the Company announced that the Board of Directors approved an increase to the amount available under the existing repurchase program by an additional, incremental amount of up to $300 million and approved the extension of the term of such program from March 31, 2026 to March 31, 2029.  While the authorization of the repurchase program has an expiration date, the authorizations are subject to extension or earlier termination by the Board of Directors at any time.  We are not obligated to repurchase a specified number or dollar value of shares under our share repurchase program, and all repurchase decisions are made in our sole discretion.  Even if our share repurchase program is fully executed, it may not enhance long-term stockholder value.  Also, the amount, timing, and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Index
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

Index
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

The CIO has served various roles in information technology for over 33 years, including 17 years with responsibility in overseeing cybersecurity efforts in large publicly traded companies.  The ITSEC team includes a dedicated manager and security analysts.  The ITSEC team also has access to two dedicated consultants who each have over 20 years’ experience managing cybersecurity risk and infrastructure security in large publicly-traded companies.

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

During the fiscal year ended February 1, 2025, we did not experience any material impact to our business, financial position, or operations resulting from previously identified cyberattacks or other information security incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material breaches. While our lack of an online shopping option or an omnichannel customer experience may pose risks to our business, the same aspect of our operations insulates us from the same level of cybersecurity risks relative to those peers.

Index
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

We lease the majority of our retail stores, often in second generation sites ranging in size from 18,000 to 50,000 square feet. Our corporate headquarters, located in Harrisburg, PA, is 58,200 square feet and is leased under an agreement that expires in February 2033, with options to renew for three successive five-year periods. Our corporate data center and additional office space is 19,800 square feet.  Our 804,000 square foot distribution center located in York, PA is leased under an agreement that expires in March 2033 with an option to renew for one five-year period. Our 962,000 square foot distribution center in Commerce, GA is leased under an agreement that expires in April 2029 with options to renew for two successive five-year periods. We also own and operate a 615,000 square foot distribution center in Lancaster, TX. In fiscal 2024, we completed construction of our fourth distribution center in Princeton, IL. The Princeton, IL facility is 615,000 square feet and began shipping product in July 2024. As of February 1, 2025, there were 559 Ollie’s Bargain Outlet locations across 31 contiguous states in the eastern half of the United States.

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

	2024
	High	Low
First Quarter	$84.38	$68.05
Second Quarter	$104.98	$72.19
Third Quarter	$102.38	$86.05
Fourth Quarter	$120.03	$86.88

	2023
	High	Low
First Quarter	$65.97	$50.95
Second Quarter	$73.71	$52.93
Third Quarter	$80.94	$70.17
Fourth Quarter	$83.19	$68.57

As of February 1, 2025, we had approximately 177,325 stockholders of record.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between February 1, 2020 and February 1, 2025 to the cumulative return of (i) the NASDAQ Composite Total Return index and (ii) the NASDAQ US Benchmark Retail Index over the same period.  This graph assumes an initial investment of $100 on February 1, 2020 in our common stock, the NASDAQ Composite Total Return index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any.  Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
230.00
210.00
190.00
170.00
150.00
130.00
110.00
90.00
70.00
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
Ollie's Bargain Outlet Holdings, Inc.
NASDAQ Composite Total Return
NASDAQ US Benchmark Retail Index

	2/1/20	1/30/21	1/29/22	1/28/23	2/3/24	2/1/25
Ollie’s Bargain Outlet Holdings, Inc.	100.00	178.60	84.71	101.75	141.53	210.24
NASDAQ Composite Total Return Index	100.00	175.59	106.29	82.88	80.43	88.30
NASDAQ US Benchmark Retail Index	100.00	137.26	142.67	120.56	161.79	215.52

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended February 1, 2025 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
November 3, 2024 through November 30, 2024	—	—	—	$38,395,894
December 1, 2024 through January 4, 2025	16,614	$114.78	16,614	$36,490,497
January 5, 2025 through February 1, 2025	35,541	$108.06	35,541	$32,646,530
Total	52,155		52,155

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
On March 26, 2019, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock.  This initial tranche expired on March 26, 2021.  The Board authorized the repurchase of another $100.0 million of the Company’s common stock on December 15, 2020, and a $100.0 million increase on March 16, 2021, resulting in $200.0 million approved for share repurchases through January 13, 2023.  On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023. On November 30, 2023, the Company’s Board of Directors authorized an extension to the existing share repurchase program set to expire on December 15, 2023, until March 31, 2026.  Shares to be repurchased are subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of February 1, 2025, the Company had approximately $32.7 million remaining under its share repurchase program. On March 19, 2025, the Company announced the Board of Directors approved a new share repurchase authorization of an additional $300.0 million of the Company’s outstanding common stock; see further discussion in Note 14 “Subsequent Event” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  For further discussion on the share repurchase program, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer January 31 of the following year. References to “2024” refer to the 52-week fiscal year ended February 1, 2025 and references to “2023” refer to the 53-week fiscal year ended February 3, 2024.  References to “2025” refer to the 52-week fiscal year ending January 31, 2026.

Overview

Ollie’s is America’s largest retailer of closeout merchandise and excess inventory. Our stores sell name brand household related items that consumers use in their everyday lives at prices that are typically 20% to 70% below traditional retailers.  Known for our assortment of “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys, and electronics.  Our differentiated go-to market strategy is characterized by a unique, fun, and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns. These attributes have driven our rapid growth and strong store performance as evidenced by our store base expansion from 388 stores to 559 stores and net sales growth from $1.809 billion to $2.272 billion from 2020 to 2024 and average annual net sales per store of $4.3 million for the five-year period.

Our Growth Strategy

Since the founding of Ollie’s in 1982, our principal growth strategy has been the opening of new stores. Historically, we have expanded our store base by opening new stores organically. More recently, we have expanded our store base through acquiring former store locations of bankrupt retailers through the bankruptcy auction process. Our growth strategy continuously evaluates the best opportunities in the marketplace and combines organic new store openings with the acquisition of store locations. We follow a contiguous unit growth strategy that combines backfilling existing markets and states with entering new markets and states in a contiguous manner. As of February 1, 2025 we have grown to 559 stores in 31 states.

Our stores are supported by four distribution centers, one each in York, PA, Commerce, GA, Lancaster, TX, and Princeton, IL. We completed the construction of our Princeton, IL distribution center in the second quarter of 2024 and began shipping product in July 2024. With the addition of our fourth distribution center, we believe our distribution capabilities will support up to 750 stores.

We have invested in our associates, infrastructure, distribution network, and information systems to allow us to continue to rapidly grow our store footprint, including:

•	growing our merchant buying team to increase our access to brand name/closeout merchandise;

•	adding members to our senior management team;

•	expanding the capacity of our distribution centers to their current 3.0 million square feet; and

•	investing in information technology, accounting, and warehouse management systems.

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

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers and creating consistent, predictable store growth, and margins.  In addition, our new stores generally open strong, contributing to the growth in net sales and profitability of our business. From 2020 to 2024, net sales grew at a CAGR of 5.9%. We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers. We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general, and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

Index
We opened 50 new stores in 2024.  We expect new store growth to be the primary driver of our sales growth. Our initial lease terms are approximately seven years with options to renew for three to five successive five-year periods. Our portable and predictable real estate model focuses on backfilling existing markets and entering new markets in contiguous states. Our new stores often open with higher sales levels as a result of greater advertising and promotional spend in connection with grand opening events, but decline shortly thereafter to our new store model levels.

Net Sales

We recognize retail sales in our stores when merchandise is sold and the customer takes possession of the merchandise.  Also included in net sales is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program, gift card breakage, and income from our co-branded credit card program.  Net sales are presented net of returns and sales tax. Net sales consist of sales from comparable stores and non-comparable stores, described below under “Comparable Store Sales.”  Growth of our net sales is primarily driven by the expansion of our store base in existing and new markets.  As we continue to grow, we believe we will have greater access to brand name closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers.  Net sales are impacted by product mix, merchandise mix and availability, as well as promotional activities and the spending habits of our customers. Our broad selection of offerings across diverse product categories supports growth in net sales by attracting new customers, which results in higher spending levels and frequency of shopping visits from our customers, including Ollie’s Army members.

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

Index
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

Index
Results of Operations

This section includes comparisons of certain 2024 financial information to the same information for 2023.  Year-to-year comparisons of the 2023 financial information to the same information for fiscal 2022, the 52-week period ended January 28, 2023 (“2022”), are contained in Item 7 of our Form 10-K for 2023 filed with the SEC on March 27, 2024 and available through the SEC’s website at  https://www.sec.gov/edgar/searchedgar/companysearch.html.

The following tables summarize key components of our results of operations for 2024 and 2023, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for 2024 and 2023 from our consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	2024	2023
	(dollars in thousands)

Net sales	$2,271,705	$2,102,662
Cost of sales	1,357,253	1,270,297
Gross profit	914,452	832,365
Selling, general, and administrative expenses	612,406	562,672
Depreciation and amortization expenses	33,224	27,819
Pre-opening expenses	19,319	14,075
Operating income	249,503	227,799
Interest income, net	(16,311)	(14,686)
Income before income taxes	265,814	242,485
Income tax expense	66,052	61,046
Net income	$199,762	$181,439
Percentage of net sales(1):
Net sales	100.0%	100.0%
Cost of sales	59.7	60.4
Gross profit	40.3	39.6
Selling, general, and administrative expenses	27.0	26.8
Depreciation and amortization expenses	1.5	1.3
Pre-opening expenses	0.9	0.7
Operating income	11.0	10.8
Interest income, net	(0.7)	(0.7)
Income before income taxes	11.7	11.5
Income tax expense	2.9	2.9
Net income	8.8%	8.6%
Select operating data:
Number of new stores	50	45
Number of store closings	(3)	(1)
Number of stores open at end of period	559	512
Average net sales per store (2)	$4,271	$4,286
Comparable stores sales change	2.8%	5.7%

(1)	Components may not add to totals due to rounding.

(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	2024	2023
	(dollars in thousands)
Net income	$199,762	$181,439
Interest income, net	(16,311)	(14,686)
Depreciation and amortization expenses (1)	44,128	35,120
Income tax expense	66,052	61,046
EBITDA	293,631	262,919
Non-cash stock-based compensation expense	19,445	12,237
Adjusted EBITDA	$313,076	$275,156

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.

2024 Compared with 2023

Net Sales

Net sales increased to $2.272 billion in 2024 from $2.103 billion in 2023, an increase of $169.0 million, or 8.0%.  The increase in net sales was the result of new store unit growth and a comparable store sales increase of 2.8%. Excluding the 53rd week, sales increased 9.8% year over year.

Comparable store sales increased 2.8% in 2024 compared with a 5.7% increase in 2023.  The increase in comparable store sales consisted of an increase in the number of transactions and basket size.

Gross Profit and Gross Margin

Gross profit increased to $914.5 million in 2024 from $832.4 million in 2023, an increase of $82.1 million, or 9.9%.  Gross margin increased 70 basis points to 40.3% in 2024 from 39.6% in 2023.  The increase in gross margin in fiscal 2024 is primarily due to favorable supply chain costs.

Selling, General, and Administrative Expenses

SG&A increased to $612.4 million in 2024 from $562.7 million in 2023, an increase of $49.7 million, or 8.8%.  Included in SG&A expenses in 2024 is a one-time expense of $5.5 million for the accelerated expense resulting from the modification of existing equity awards for our Executive Chairman. Excluding this one-time expense, SG&A increased 7.9% to $606.9 million in 2024 from $562.7 million in 2023. This increase was primarily driven by higher selling expenses associated with our new store unit growth.  As a percentage of net sales, SG&A, exclusive of the one-time stock awards expense, decreased 10 basis points to 26.7% in 2024 from 26.8% in 2023. This decrease is primarily the result of increased leverage of fixed expenses from the increase in comparable store sales.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased to $33.2 million in 2024 from $27.8 million in 2023, an increase of $5.4 million, or 19.4%, the result of the increased asset base due to new store growth and investments in existing stores.

Index
Pre-Opening Expenses

Pre-opening expenses increased to $19.3 million in 2024 from $14.1 million in 2023, an increase of $5.2 million, or 37.3%. The increase is primarily due to the earlier timing of new store openings in fiscal 2025 as compared to fiscal 2024, start-up costs related to opening the Princeton, IL distribution center, and dark rent expense associated with the bankruptcy acquired new store locations. We opened 50 new stores and closed three stores in 2024 compared with having opened 45 new stores and closed one store in 2023. As a percentage of net sales, pre-opening expenses increased 20 basis points to 0.9% in 2024 from 0.7% in 2023.

Interest Income, Net

Interest income, net was $16.3 million in 2024 compared with $14.7 million in 2023. The increase in interest income, net in 2024 is primarily due to higher average cash and cash equivalent and short-term investments balances compared to 2023.

Income Tax Expense

Income tax expense increased to $66.1 million in 2024 from $61.0 million in 2023, an increase of $5.0 million, or 8.2%.  The effective tax rates for 2024 and 2023 were 24.9% and 25.2%, respectively.  The variance in the effective tax rates between the periods was primarily due to an increase in discrete tax benefits related to stock-based compensation. Discrete tax benefits totaled $2.8 million and $1.1 million in 2024 and 2023, respectively. For further information, see Note 8 under “Notes to Consolidated Financial Statements.”

Net Income

As a result of the foregoing, net income increased to $199.8 million in 2024 from $181.4 million in 2023, an increase of $18.3 million, or 10.1%.

Adjusted EBITDA

Adjusted EBITDA increased to $313.1 million in 2024 from $275.2 million in 2023, an increase of $37.9 million, or 13.8%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility. As of February 1, 2025, we had $428.7 million of cash and cash equivalents and short-term investments on hand and $85.8 million available to borrow under our Revolving Credit Facility. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to the Consolidated Financial Statements.”

Our primary cash needs are for capital expenditures and working capital.  Additionally, we have made and may continue to make discretionary share repurchases (see “Share Repurchase Program” below for further discussion).

Our capital expenditures are primarily related to new store openings, lease acquisitions and related build-out costs, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $120.6 million and $124.4 million for capital expenditures in 2024 and 2023, respectively.  We opened 50 new stores and closed three store in 2024.

Capital expenditures in 2025 are planned to be approximately $83 to $88 million, primarily for the opening of 75 new stores, store-level initiatives at our existing stores, as well as general corporate capital expenditures, including information technology.  We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

Share Repurchase Program

On December 15, 2020, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of shares of the Company’s common stock. On March 16, 2021, the Board of Directors of the Company authorized an increase of $100.0 million in the Company’s share repurchase program, resulting in $200.0 million approved for share repurchases through January 13, 2023.  On November 30, 2021, the Board authorized an additional $200.0 million to repurchase stock pursuant to the Company’s share repurchase program, expiring on December 15, 2023.  On November 30, 2023, the Company’s Board of Directors authorized an extension to the existing share repurchase program set to expire on December 15, 2023, until March 31, 2026.  On March 19, 2025, the Company announced the Board of Directors approved a new share repurchase authorization of an additional $300.0 million of the Company’s outstanding common stock, effective through March 31, 2029.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.

During 2024, we repurchased 639,788 shares of our common stock for $53.0 million, inclusive of transaction costs, pursuant to our share repurchase program, and during 2023, we repurchased 808,669 shares of our common stock for $52.5 million, inclusive of transaction costs.  These expenditures were funded by cash generated from operations.  As of February 1, 2025, we had approximately $32.7 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	2024	2023
	(in thousands)
Net cash provided by operating activities	$227,454	$254,497
Net cash used in investing activities	(255,341)	(150,087)
Net cash used in financing activities	(33,252)	(48,744)
Net increase (decrease) in cash and cash equivalents	$(61,139)	$55,666

Cash Provided by Operating Activities

Net cash provided by operating activities in 2024 totaled $227.5 million compared with $254.5 million in 2023.  The decrease in net cash provided by operating activities in 2024 was primarily due to changes in working capital, most notably the timing of tax and merchandise payments, partially offset by higher net income year over year.

Cash Used in Investing Activities

Net cash used in investing activities totaled $255.3 million in 2024 compared with $150.1 million in 2023.  The increase in cash used in investing activities is primarily due to a larger investment in capital expenditures related to the development of new stores, the completion of our fourth distribution center in Princeton, IL, the acquisition of former 99 Cents Only Store locations and the acquisition of former Big Lots store leases, and purchases of short-term investments of $482.7 million in the current year, partially offset by maturities of short-term investments of $347.5 million.

Cash Used in Financing Activities

Net cash used in financing activities totaled $33.3 million in 2024 compared with $48.7 million in 2023.  The change in cash outflow in 2024 is primarily due to $24.0 million of proceeds from stock option exercises in fiscal 2024 as compared to $6.7 million of proceeds from stock option exercises in fiscal 2023.

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

Under the terms of the Revolving Credit Facility, as of February 1, 2025, we could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $100.0 million.

Index
As of February 1, 2025, we had no outstanding borrowings under the Revolving Credit Facility, with $85.8 million of borrowing availability, outstanding letters of credit commitments of $14.0 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. We incurred unused line fees of approximately $0.1 million in each of 2024 and 2023.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which we must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  We were in compliance with all terms of the Credit Facility during 2024.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on our consolidated balance sheet as of February 1, 2025, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The following table summarizes our material cash requirements over the next several periods from known contractual obligations, including contractual lease obligations:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Operating leases (1)	$108,249	$217,754	$153,559	$188,025	$667,587
Finance leases	961	721	-	-	1,682
Purchase obligations (2)	12,795	-	-	-	12,795
Total	$122,005	$218,475	$153,559	$188,025	$682,064

(1)	Operating lease payments exclude $20.0 million of legally binding minimum lease payments for leases signed, but not yet commenced.

(2)	Purchase obligations are primarily for materials and construction agreements for new store build-outs and purchase commitments for material handling equipment at the Company’s distribution centers.

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

We have not made any material changes in the methodology used to recognize permanent markdowns or inventory shrinkage in the financial periods presented nor do we anticipate material changes in assumptions we use for permanent markdowns or shrinkage.  As previously stated, however, if our actual experience does not accurately reflect our assumptions and forecasts, we may be exposed to losses or gains that could be material.  We believe a 10% change in our assumptions as of February 1, 2025 would have impacted net income by approximately $1.0 million in 2024.

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

For 2024 and 2023, we completed an impairment test of our goodwill and determined that no impairment of goodwill existed.  Similarly, for 2024 and 2023, we completed an impairment test of our tradename and determined that no impairment of the asset existed.

Index
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facility, which carries variable interest rates.  As of February 1, 2025, our Credit Facility consisted solely of a Revolving Credit Facility with advances tied to a borrowing base.  Because our Credit Facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of February 1, 2025, we had no outstanding variable rate debt under our Revolving Credit Facility.  We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2025, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Index
Estimation of store shrink

As discussed in Note 1(h) to the consolidated financial statements, inventories are valued at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. The retail inventory method is based on a number of factors such as markups, markdowns, and shrinkage (or shrink). The Company calculates the shrink provision based on actual physical inventory results during the fiscal period and estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales for each retail store, at a department level, based on the Company’s most recent historical shrink rate adjusted, if necessary, for current economic conditions and business trends.  The Company’s inventories were $552.5 million as of February 1, 2025.

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
March 26, 2025

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Net sales	$2,271,705	$2,102,662	$1,827,009
Cost of sales	1,357,253	1,270,297	1,170,915
Gross profit	914,452	832,365	656,094
Selling, general, and administrative expenses	612,406	562,672	490,569
Depreciation and amortization expenses	33,224	27,819	22,907
Pre-opening expenses	19,319	14,075	11,700
Operating income	249,503	227,799	130,918
Interest income, net	(16,311)	(14,686)	(2,965)
Income before income taxes	265,814	242,485	133,883
Income tax expense	66,052	61,046	31,093
Net income	$199,762	$181,439	$102,790
Earnings per common share:
Basic	$3.26	$2.94	$1.64
Diluted	$3.23	$2.92	$1.64
Weighted average common shares outstanding:
Basic	61,339	61,741	62,495
Diluted	61,767	62,068	62,704

See accompanying Notes to the Consolidated Financial Statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	February 1,	February 3,
Assets	2025	2024
Current assets:
Cash and cash equivalents	$205,123	$266,262
Short-term investments	223,546	86,980
Inventories	552,542	505,790
Accounts receivable	2,352	2,223
Prepaid expenses and other assets	10,228	10,173
Total current assets	993,791	871,428
Property and equipment, net	334,961	270,063
Operating lease right-of-use assets	554,737	475,526
Goodwill	444,850	444,850
Trade name	230,559	230,559
Other assets	2,247	2,168
Total assets	$2,561,145	$2,294,594
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$556	$639
Accounts payable	130,279	128,097
Income taxes payable	1,707	14,744
Current portion of operating lease liabilities	83,944	89,176
Accrued expenses and other	87,855	82,895
Total current liabilities	304,341	315,551
Revolving credit facility	-	-
Long-term debt	1,040	1,022
Deferred income taxes	81,124	71,877
Long-term operating lease liabilities	479,330	397,912
Total liabilities	865,835	786,362
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 67,462 and 66,927 shares issued, respectively	67	67
Additional paid-in capital	735,284	694,959
Retained earnings	1,367,713	1,167,951
Treasury - common stock, at cost; 6,113 and 5,473 shares, respectively	(407,754)	(354,745)
Total stockholders’ equity	1,695,310	1,508,232
Total liabilities and stockholders’ equity	$2,561,145	$2,294,594

See accompanying Notes to the Consolidated Financial Statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of January 29, 2022	66,516	$67	(3,816)	$(260,372)	664,293	883,722	1,287,710
Stock-based compensation expense	-	-	-	-	9,951	-	9,951
Proceeds from stock options exercised	119	-	-	-	4,032	-	4,032
Vesting of restricted stock	50	-	-	-	-	-	-
Common shares withheld for taxes	(13)	-	-	-	(582)	-	(582)
Shares repurchased	-	-	(848)	(41,832)	-	-	(41,832)
Net income	-	-	-	-	-	102,790	102,790
Balance as of January 28, 2023	66,672	67	(4,664)	(302,204)	677,694	986,512	1,362,069
Stock-based compensation expense	-	-	-	-	12,237	-	12,237
Proceeds from stock options exercised	180	-	-	-	6,686	-	6,686
Vesting of restricted stock	103	-	-	-	-	-	-
Common shares withheld for taxes	(28)	-	-	-	(1,658)	-	(1,658)
Shares repurchased	-	-	(809)	(52,541)	-	-	(52,541)
Net income	-	-	-	-	-	181,439	181,439
Balance as of February 3, 2024	66,927	67	(5,473)	(354,745)	694,959	1,167,951	1,508,232
Stock-based compensation expense	-	-	-	-	19,445	-	19,445
Proceeds from stock options exercised	454	-	-	-	23,995	-	23,995
Vesting of restricted stock	120	-	-	-	-	-	-
Common shares withheld for taxes	(39)	-	-	-	(3,115)	-	(3,115)
Shares repurchased	-	-	(640)	(53,009)	-	-	(53,009)
Net income	-	-	-	-	-	199,762	199,762
Balance as of February 1, 2025	67,462	$67	(6,113)	$(407,754)	$735,284	$1,367,713	$1,695,310

See accompanying Notes to the Consolidated Financial Statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$199,762	$181,439	$102,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	43,958	34,936	28,689
Amortization of debt issuance costs	52	267	256
Gain on sale of assets	(131)	(304)	(325)
Deferred income tax provision	9,247	1,245	4,453
Stock-based compensation expense	19,445	12,237	9,951
Other	(1,377)	(723)	—
Changes in operating assets and liabilities:
Inventories	(46,752)	(35,256)	(3,228)
Accounts receivable	(129)	151	(1,002)
Prepaid expenses and other assets	(186)	341	375
Accounts payable	4,053	38,250	(20,379)
Income taxes payable	(13,037)	11,688	500
Accrued expenses and other liabilities	12,549	10,226	(7,734)
Net cash provided by operating activities	227,454	254,497	114,346
Cash Flows from Investing Activities:
Capital expenditures	(120,554)	(124,404)	(51,667)
Proceeds from sale of property and equipment	402	409	378
Purchases of short-term investments	(482,690)	(273,522)	(60,165)
Maturities of short-term investments	347,501	247,430	—
Net cash used in investing activities	(255,341)	(150,087)	(111,454)
Cash Flows from Financing Activities:
Repayments on finance leases	(1,123)	(1,027)	(891)
Payment of debt issuance costs	-	(204)	—
Proceeds from stock option exercises	23,995	6,686	4,032
Common shares withheld for taxes	(3,115)	(1,658)	(582)
Payment for shares repurchased	(53,009)	(52,541)	(41,832)
Net cash used in financing activities	(33,252)	(48,744)	(39,273)
Net (decrease) increase in cash and cash equivalents	(61,139)	55,666	(36,381)
Cash and cash equivalents, beginning of the period	266,262	210,596	246,977
Cash and cash equivalents, end of the period	$205,123	$266,262	$210,596
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$451	$419	$343
Income taxes	$70,353	$48,601	$26,566
Non-cash investing activities:
Accrued purchases of property and equipment	$8,407	$11,270	$7,918

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

Since its first store opened in 1982, the Company has grown to 559 retail locations in 31 states as of February 1, 2025. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Wisconsin, and West Virginia.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the fiscal year ended February 1, 2025 refer to the 52-week period from February 4, 2024 to February 1, 2025 (“2024”). References to the fiscal year ended February 3, 2024 refer to the 53-week period from January 29, 2023 to February 3, 2024 (“2023”).  References to the fiscal year ended January 28, 2023 refer to the 52-week period from January 30, 2022 to January 28, 2023 (“2022”).

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

(e)	Cash, Cash Equivalents, and Short-term Investments

The Company considers cash on hand in stores, bank deposits, credit card receivables, and all highly liquid investments such as money market funds, treasury bonds and municipal bonds with remaining maturities of three months or less at the date of acquisition to be cash and cash equivalents. Investments with maturities greater than three months, but less than 1 year at the date of acquisition are classified as short-term investments. Amounts receivable from debit card and credit card issuers are typically converted to cash within one to two business days of the original sales transaction.

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

Ollie’s financial instruments consist of cash and cash equivalents, investment securities, accounts receivable, accounts payable, and the Company’s credit facilities. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair value because of their short-term nature. The carrying amount of the Company’s credit facilities, see Note 7 to the Consolidated Financial Statements for additional information related to our credit facility, approximates its fair value because the interest rates are adjusted regularly based on current market conditions. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in treasury bonds and corporate bonds are Level 1 while the investments in municipal bonds are Level 2. Fair market value of Level 2 investments is determined by Management. Since quoted prices in active markets for identical assets are not available, these prices are determined by the third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

As of  February 1, 2025 and February 3, 2024, the Company’s investment securities are classified as held-to-maturity since the Company has both the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$141,324	$48	$(7)	$141,365
Municipal Bonds	28,028	2	(131)	27,899
Corporate Bonds	54,194	321	(174)	54,341
Total	$223,546	$371	$(312)	$223,605

	As of February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$49,765	$16	$-	$49,781
Municipal Bonds	10,136	-	(139)	9,997
Corporate Bonds	27,079	22	-	27,101
Total	$86,980	$38	$(139)	$86,879

Short-term investment securities as of February 1, 2025 and February 3, 2024 all mature in one year or less.

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

For 2024, 2023, and 2022, the Company completed an impairment test of its goodwill and determined that no impairment of goodwill existed.

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

For 2024, 2023, and 2022, the Company completed an impairment test of its tradename and determined that no impairment of the asset existed.

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

Advertising costs primarily consist of print flyers, digital media, email campaigns, and media broadcasts and are generally expensed the first time the advertising occurs. Advertising expense for 2024, 2023, and 2022 was $69.8 million, $64.5 million, and $62.4 million, respectively.

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

Ollie’s files consolidated federal and state income tax returns. For tax years prior to 2020, the Company is no longer subject to U.S. federal income tax examinations. State income tax returns are filed in various state tax jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
	(in thousands)
Weighted average number of common shares outstanding – Basic	61,339	61,741	62,495
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	428	327	209
Weighted average number of common shares outstanding – Diluted	61,767	62,068	62,704

The effect of the weighted average assumed exercise of stock options outstanding, totaling 262,523, 582,645, and 858,413 as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding, totaling 1,239, 11,717, and 39,342 as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(u)	Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncement

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures,” which modifies reportable segment disclosure requirements. This ASU expands annual and interim reportable segment disclosures, including: disclosure of the title and position of our chief operating decision maker (“CODM”), interim and annual disclosure of significant reportable segment expenses that are components of segment profit or loss information provided to the CODM, and interim disclosure of all annual reportable segment profit or loss and asset data currently only required to be disclosed annually. This guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU No. 2023-07 during the year ended February 1, 2025. See Note 12 “Segment Reporting and Entity-Wide Information” in the accompanying notes to the consolidated financial statements for further detail.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of ASU 2024-03 to our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

(2)	Net Sales

Ollie’s recognizes retail sales in its stores when merchandise is sold and the customer takes possession of merchandise.  Also included in net sales is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program, revenue from Ollie’s co-branded credit card, and gift card breakage.  Net sales are presented net of returns and sales tax. The Company provides an allowance for estimated retail merchandise returns based on prior experience.

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

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
		(in thousands)
Beginning balance	$10,159	$8,130	$7,782
Revenue deferred	19,952	16,141	14,446
Revenue recognized	(16,872)	(14,112)	(14,098)
Ending balance	$13,239	$10,159	$8,130

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

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
		(in thousands)
Beginning balance	$2,650	$2,527	$2,291
Gift card issuances	5,568	5,150	4,948
Gift card redemption and breakage	(5,452)	(5,027)	(4,712)
Ending balance	$2,766	$2,650	$2,527

Sales return allowance is recorded on a gross basis on the consolidated balance sheets as a refund liability and an asset for recovery.  The allowance for estimated retail merchandise returns is based on prior experience. The following table provides a reconciliation of the activity related to the Company’s sales returns allowance:

	Fiscal year ended
	February 1,	February 3,	January 28,
	2025	2024	2023
		(in thousands)
Beginning balance	$1,070	$1,170	$1,101
Provisions	56,742	57,684	56,989
Sales returns	(56,934)	(57,784)	(56,920)
Ending balance	$878	$1,070	$1,170

In fiscal 2024, the Company’s launched a co-branded credit card can be used by customers purchases at Ollie’s and everywhere else co-branded credit card is accepted, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The co-branded credit card includes a performance obligation for the Company which includes marketing and promoting the program on behalf of the back and the operation of the Company’s loyalty rewards program. Loyalty members earn points through purchases made using the card.

The third party reimburses the Company for certain credit card program costs such as advertising and loyalty points, which help promote the credit card program. The Company recognizes revenue when collectability is reasonably assured, under the assumption the amounts are not constrained and it is probable that a significant revenue reversal will not occur in future periods, which is generally the time at which the actual usage of the credit cards or specified transaction occurs.

Under the program, the Company receives a percentage of the sales generated by Ollie’s co-branded Credit Card, in exchange for primary marketing functions. As a result, all amounts associated with the program are recognized within net sales on the consolidated statements of income. Additionally, the Company is entitled to certain bonuses based on performance of the program.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(3)	Property and Equipment

Property and equipment consists of the following:

	February 1, 2025	February 3, 2024
	(in thousands)
Land	$13,736	$9,894
Buildings	77,240	34,608
Furniture, fixtures and equipment	333,275	262,571
Leasehold improvements	121,019	78,099
Automobiles	3,567	3,449
Construction in Progress	12,673	65,643
	561,510	454,264
Less: Accumulated depreciation and amortization	(226,549)	(184,201)
	$334,961	$270,063

Depreciation and amortization expense of property and equipment was $44.0 million, $34.9 million, and $28.7 million in 2024, 2023, and 2022, respectively, of which $33.2 million, $27.8 million, and $22.9 million is included in the depreciation and amortization expenses in 2024, 2023, and 2022, respectively, on the consolidated statements of income.  The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

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

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of February 1, 2025:

February 1,
2025
(in thousands)
2025	$108,249
2026	114,866
2027	102,888
2028	86,868
2029	66,691
Thereafter	188,025
Total undiscounted lease payments (1)	667,587
Less: Imputed interest	(104,313)
Total lease obligations	563,274
Less: Current obligations under leases	(83,944)
Long-term lease obligations	$479,330

(1)	Lease obligations exclude $20.0 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
	(dollars in thousands)
Cash paid for operating leases	$118,715	$114,184	$94,909
Operating lease cost	115,592	106,302	95,176
Variable lease cost	16,832	12,463	10,512
Non-cash right-of-use assets obtained in exchange for lease obligations	106,663	53,138	54,705
Weighted-average remaining lease term	7.38 years	6.52 years	6.4 years
Weighted-average discount rate	4.3%	3.9%	3.4%

(5)	Commitments and Contingencies

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

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(6)	Accrued Expenses

Accrued expenses consist of the following:

	February 1, 2025	February 3, 2024
	(in thousands)
Compensation and benefits	$20,605	$20,535
Deferred revenue	16,006	12,809
Sales and use taxes	9,034	10,234
Insurance	8,495	9,671
Freight	7,258	4,359
Real estate related	5,114	4,680
Advertising	2,178	1,780
Other	19,165	18,827
	$87,855	$82,895

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

Under the terms of the Revolving Credit Facility, as of February 1, 2025, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of February 1, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility, with $85.8 million of borrowing availability, outstanding letters of credit commitments of $14.0 million, and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. The Company incurred unused line fees of $0.1 million in each of the years ended 2024, 2023, and 2022.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  The Company was in compliance with all terms of the Credit Facility during 2024.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of February 1, 2025, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The components of income tax provision (benefit) are as follows:

	Fiscal year ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Current:
Federal	$43,127	$45,871	$20,541
State	13,678	13,930	6,099
	56,805	59,801	26,640
Deferred:
Federal	8,571	1,915	5,588
State	676	(670)	(1,135)
	9,247	1,245	4,453
Income tax expense	$66,052	$61,046	$31,093

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal year ended
	February 1, 2025	February 3, 2024	January 28, 2023
Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.3	4.3	2.9
Excess tax benefits related to stock-based compensation	(1.1)	(0.3)	(0.2)
Other	0.7	0.2	(0.5)
	24.9%	25.2%	23.2%

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows :

	February 1, 2025	February 3, 2024
	(in thousands)
Deferred tax assets:
Inventory reserves	$999	$871
Lease liabilities	141,654	122,006
Stock-based compensation	3,746	4,738
Deferred revenue	3,329	2,544
Other	3,548	4,014
Total deferred tax assets	153,276	134,173
Deferred tax liabilities:
Tradename	(57,964)	(57,721)
Depreciation	(36,932)	(29,242)
Operating lease right-of-use assets	(139,504)	(119,087)
Total deferred tax liabilities	(234,400)	(206,050)
Net deferred tax liabilities	$(81,124)	$(71,877)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of February 1, 2025 and February 3, 2024.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of February 1, 2025 or February 3, 2024, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for 2024, 2023 or 2022.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants.  The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of February 1, 2025, there were 1,684,851 shares available for grant under the 2015 Plan.

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

A summary of the Company’s stock option activity and related information follows for 2022, 2023 and 2024:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands, except share and per share amounts)
Outstanding at January 29, 2022	1,109,315	$55.30
Granted	328,938	43.97
Forfeited	(110,295)	59.60
Exercised	(118,707)	33.97
Outstanding at January 28, 2023	1,209,251	53.92
Granted	144,630	57.91
Forfeited	(54,119)	62.90
Exercised	(180,278)	37.09
Outstanding at February 3, 2024	1,119,484	56.71
Granted	126,683	75.37
Forfeited	(8,645)	65.72
Exercised	(453,859)	52.87
Outstanding at February 1, 2025	783,663	61.85	6.7	$38,914
Exercisable at February 1, 2025	360,488	61.82	5.4	$17,911

The intrinsic value of stock options exercised for 2024, 2023 and 2022 was $19.6 million, $5.8 million and $3.5 million, respectively.

The weighted average grant date fair value per option for options granted during 2024, 2023 and 2022 was $39.27, $29.07, and $20.62, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Risk-free interest rate	4.27%	3.36%	2.63%
Expected dividend yield	—	—	—
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	47.63%	47.16%	44.40%

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

A summary of the Company’s RSU activity and related information for 2022, 2023 and 2024 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 29, 2022	125,483	$69.15
Granted	235,754	44.04
Forfeited	(35,457)	51.49
Vested	(49,502)	67.33
Nonvested balance at January 28, 2023	276,278	50.32
Granted	205,663	58.10
Forfeited	(27,783)	53.24
Vested	(103,354)	52.70
Nonvested balance at February 3, 2024	350,804	53.94
Granted	173,376	74.90
Forfeited	(18,682)	61.89
Vested	(120,376)	54.26
Nonvested balance at February 1, 2025	385,122	62.89

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs recorded within SG&A was $19.4 million, $12.2 million, and $10.0 million for 2024, 2023 and 2022, respectively. In 2024, we recognized an accelerated expense of $5.5 million related to previously unrecognized compensation expense on the former CEO’s outstanding equity awards in connection with modification of his awards upon transition to Executive Chairman.

As of February 1, 2025, there was $19.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years. Compensation costs related to awards are recognized using the straight-line method.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(10)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan (the “Plan”), qualified under Internal Revenue Code (“IRC”) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan. Beginning January 2024, the Company transitioned to a safe harbor plan and increased matches for employee contributions to 100% of the first 3% contributed of employee’s annual compensation, and 50% of the next 2% contributed for a total match of up to 4%. Prior to the transition, the Company matched employee’s contributions up to 25% of the first 6% of their annual compensation and the portion that the Company matched vested ratably over six years. The enhancements under the safe harbor plan also include 100% immediate vesting of the portion that the Company matches.  The employer matching contributions to the Plan were $1.6 million, $0.4 million, and $0.3 million for 2024, 2023 and 2022, respectively.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions in 2024, 2023 or 2022.

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

During 2024, the Company repurchased 639,788 shares of its common stock for $53.0 million, inclusive of transaction costs, pursuant to its share repurchase program. During 2023, the Company repurchased 808,669 shares of its common stock for $52.5 million, inclusive of transaction costs, and during 2022, it repurchased 848,133 shares of its common stock for $41.8 million, inclusive of transaction costs.  These expenditures were funded by cash on hand.  As of February 1, 2025, the Company had $32.7 million remaining under its share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(12)	Segment Reporting and Entity-Wide Information

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment and one reportable segment. The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM regularly reviews operations and financial performance at a consolidated level, for purposes of assessing performance and allocating resources.

The CODM uses net income to allocate resources for the single segment to make decisions regarding annual budget, new store openings, landlord and vendor negotiations, marketing decisions, pursuing new business ventures, and driving the Company’s values. The CODM reviews asset information on a consolidated basis.

The following table summarizes the percentage of net sales by each product group for each year presented:

	Fiscal Year Ended
	February 1,		February 3,		January 28,
	2025		2024		2023
	(in thousands)
Consumables (1)	$726,344	31.9%	$635,820	30.3%	$515,173	28.2%
Home (1)	635,871	28.0%	614,729	29.2%	579,720	31.7%
Seasonal	435,471	19.2%	393,563	18.7%	325,148	17.8%
Other	474,019	20.9%	458,550	21.8%	406,968	22.3%
Total	$2,271,705	100.0%	$2,102,662	100.0%	$1,827,009	100.0%

(1)
In fiscal 2024, the Company reclassified certain products out of the Home category and into the Consumables category. These products included cleaning supplies, floor care, and other products such as paper goods. Prior periods have been adjusted for comparability.

Our single segment net sales, net income, and significant expenses are as follows for fiscal 2024, 2023, and 2022:

	February 1,	February 3,	January 28,
	2025	2024	2023
Net sales	$2,271,705	$2,102,662	$1,827,009
Cost of sales	1,357,253	1,270,297	1,170,915
Selling, general, and administrative expenses other	403,002	376,289	318,489
Occupancy	121,902	111,741	101,565
Advertising expenses(1)	68,057	62,405	60,564
Depreciation and amortization expenses(2)	33,224	27,819	22,907
Stock-based compensation expense	19,445	12,237	9,951
Pre-opening expenses	19,319	14,075	11,700
Interest income, net	(16,311)	(14,686)	(2,965)
Income tax expense	66,052	61,046	31,093
Segment income	199,762	181,439	102,790

Reconciliation of profit or loss:
Adjustments and reconciling items	-	-	-
Consolidated net income	$199,762	$181,439	$102,790

(1)	Expenses reported in operating expenses, excludes advertising expenses recorded in pre-opening.

(2)	Expenses reported in operating expenses, excludes depreciation and amortization recorded in cost of sales.

Index

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(13)	Transactions with Affiliated and Related Parties

During fiscal year 2024, the Company purchased inventory of $0.6 million from a subsidiary of Hillman Solutions, Inc., of which John Swygert, Executive Chairman of Ollie’s, is a member of the Board of Directors. There were purchases of $1.5 million and $0.8 million, made from a subsidiary of Hillman Solutions, Inc. in 2023 and 2022, respectively.

(14)	Subsequent Events

On February 3, 2025, the Company announced the appointment of Eric van der Valk to President & Chief Executive Officer, effective February 2, 2025. In connection with his appointment to CEO, Eric van der Valk has also been added to the Company’s Board of Directors, thereby increasing the total number of directors to ten from nine. In conjunction with this, John Swygert has been appointed to Executive Chairman of the Board. These transitions complete the Company’s Leadership Succession Plan, which was previously announced in June 2024.

On February 27, 2025, the Company announced the acquisition of an additional 40 former Big Lots store locations from Gordon Brothers. The acquisition of the additional store leases is subject to final bankruptcy court approval and customary closing conditions. These store locations are leased properties with favorable rent and leasing structures, located in good trade areas, and have been serving value-oriented customers for many years. The purchase price for these acquired stores was funded by cash on hand.

On March 19, 2025, the Company’s Board of Directors approved a new share repurchase authorization of an additional $300.0 million of the Company’s outstanding common stock, and is effective through March 31, 2029. The plan is subject to extension or earlier termination by the Board at any time.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets
(In thousands)

	February 1, 2025	February 3, 2024
Assets
Total current assets	$-	$-
Long-term assets:
Investment in subsidiaries	1,695,310	1,508,232
Total assets	$1,695,310	$1,508,232

Liabilities and stockholders’ equity
Total current liabilities	$-	$-
Total long-term liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock	67	67
Additional paid-in capital	735,284	694,959
Retained earnings	1,367,713	1,167,951
Treasury stock, at cost	(407,754)	(354,745)
Total stockholders’ equity	1,695,310	1,508,232
Total liabilities and stockholders’ equity	$1,695,310	$1,508,232

See accompanying Notes to Condensed Financial Statements.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income
(In thousands)

Fiscal year ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general, and administrative expenses	-	-	-
Depreciation and amortization expenses	-	-	-
Pre-opening expenses	-	-	-
Operating income	-	-	-
Interest expense, net	-	-	-
Income before income taxes and equity in net income of subsidiaries	-	-	-
Income tax expense	-	-	-
Income before equity in net income of subsidiaries	-	-	-
Net income of subsidiaries	199,762	181,439	102,790
Net income	$199,762	$181,439	$102,790

See accompanying Notes to Condensed Financial Statements.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.	Basis of presentation

In the parent-company-only condensed financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (the “Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only condensed financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during 2024, 2023 or 2022.

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

As of February 1, 2025, Ollie’s Bargain Outlet, Inc. had $85.8 million available for borrowing under its Revolving Credit Facility.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The Company was in compliance with all terms of the agreement during and as of the fiscal year ended February 1, 2025.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of February 1, 2025, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the Credit Facility, subject to certain exceptions.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended February 1, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures under the Exchange Act as of February 1, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2025, the Company’s disclosure controls and procedures are effective.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of February 1, 2025.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of February 1, 2025, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of February 1, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 26, 2025 that appears below.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2025, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements), and our report dated March 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
March 26, 2025

Index
Item 9B.	Other Information

Trading Arrangements of Directors and Executive Officers

During the quarter ended February 1, 2025, certain of our executives entered into written plans for the purchase or sale of our securities through a broker that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

The material terms of these trading plans are set forth in the table below.

Director/Officer	Action & Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale?
Kevin McLain, Senior Vice President and General Merchandise Manager	Adoption December 19, 2024	March 31, 2025	June 30, 2025	Common Stock	12,621	Sale
Robert Helm, Executive Vice President and Chief Financial Officer	Adoption December 19, 2024	April 1, 2025	October 31, 2025	Common Stock	5,361(3)	Sale
James Comitale, Senior Vice President and General Counsel	Adoption December 19, 2024	March 31, 2025	December 31, 2025	Common Stock	8,977	Sale
Eric van der Valk, President and CEO	Modification December 23, 2024	March 31, 2025	August 29, 2025	Common Stock	5,187(3)	Sale

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

The information required by this item will be contained in the Company’s definitive proxy statement in connection with the 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year ended February 1, 2025, and is incorporated herein by reference.

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

The Company has adopted an insider trading policy governing the purchase, sale, and/or disposition of its securities by its directors, officers, employees, and other covered persons. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. A copy of this policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. Additionally, the Company’s policy is to only engage in transactions of the Company securities in compliance with insider trading laws.

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

Index
Exhibit no.	Description

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

10.6†+
Employment Agreement, dated January 31, 2025, by and between Ollie’s Bargain Outlet, Inc. and John W. Swygert, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on February 3, 2025 (No. 001-37501)).

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

10.9†+
Amendment to Employment Agreement, dated April 11, 2021, by and between Ollie’s Bargain Outlet, Inc. and Kevin McLain (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on April 15, 2021 (No. 001-37501)).

10.10+
Employment Agreement, dated January 30, 2025, by and between Ollie’s Bargain Outlet, Inc. and Eric van der Valk (incorporated by reference to Exhibit 10.2 to the Current Report filed on Form 8-K by the Company on February 3, 2025 (No. 001-37501)).

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

10.13†+
Employment Agreement, effective October 17, 2022, by and between Ollie’s Bargain Outlet, Inc. and Robert F. Helm (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on October 17, 2022 (No. 001-37501)).

10.14*+
Employment Agreement, dated May 20, 2024, by and between Ollie’s Bargain outlet, Inc. and Chris Zender (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company on June 5, 2024 (No. 001-37501)).

10.15†+	Bargain Holdings Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

10.16†+
Form of Stock Option Agreement under Bargain Holdings, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form S-1 Registration Statement filed by the Company on June 15, 2015 (No. 333-204942)).

Index
Exhibit no.	Description

10.17†+	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by the Company on July 15, 2015 (No. 333-204942)).

10.18†+
Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K by the Company on March 24, 2023 (No. 001-37501)).

10.19†+
Form of Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on July 6, 2015 (No. 333- 204942)).

19.1*	Ollie’s Bargain Outlet Holdings, Inc. Policy on Insider Trading and Communications with the Public

21.1*	List of subsidiaries

23.1*	Consent of KPMG LLP

24.1 *	Power of Attorney (included on the signature pages herein).

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: March 26, 2025	By:	/s/ Robert Helm

Name: Robert Helm
Title: Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Index
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric van der Valk, Robert Helm, and James Comitale each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric van der Valk	President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2025
Eric van der Valk

/s/ Robert Helm	Executive Vice President and Chief Financial Officer Principal Financial and Accounting Officer)	March 26, 2025
Robert Helm

/s/ John Swygert	Executive Chairman of the Board	March 26, 2025
John Swygert

/s/ Alissa Ahlman	Director	March 26, 2025
Alissa Ahlman

/s/ Mary Baglivo	Director	March 26, 2025
Mary Baglivo

/s/ Robert Fisch	Director	March 26, 2025
Robert Fisch

/s/ Stanley Fleishman	Director	March 26, 2025
Stanley Fleishman

/s/ Thomas Hendrickson	Director	March 26, 2025
Thomas Hendrickson

/s/ Abid Rizvi	Director	March 26, 2025
Abid Rizvi

/s/ Stephen White	Director	March 26, 2025
Stephen White

/s/ Richard Zannino	Director	March 26, 2025
Richard Zannino