Form 10-K/A
period 2025-02-01
Ollie's Bargain Outlet Holdings, Inc.
filed 2025-04-11
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On March 26, 2025, Ollie’s Bargain Outlet Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (the “Original 2024 10-K”), with the Securities and Exchange Commission (the “SEC”). In the Original 2024 10-K, the Company inadvertently omitted listing its Compensation Recoupment Policy, dated December 1, 2023 (the “Clawback Policy”), as an exhibit. This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to revise the Exhibit Index, contained in Part IV, Item 15, to include a reference to the Clawback Policy as Exhibit 97.1. In addition, the Company has included current-dated Exhibit 31 certifications with this Amendment No. 1.

Amendment No. 1 speaks as of the March 26, 2025 filing date of the Original 2024 10-K, and does not reflect events that may have occurred subsequent to the filing date of the Original 2024 10-K. Except as described above, no other changes have been made to the Original 2024 10-K, and Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original 2024 10-K. Amendment No. 1 should be read in conjunction with the Original 2024 10-K and the Company’s other filings with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 1.

Exhibit no.	Description

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

Exhibit no.	Description

10.10†+
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

10.14†+
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

10.18†+
Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan. (incorporated by reference to Exhibit 10.15 to the Annual Report filed on Form 10-K by the Company on March 24, 2023 (No. 001-37501)).

10.19†+
Form of Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Form S-1 Registration Statement filed by the Company on July 6, 2015 (No. 333- 204942)).

19.1†
Ollie’s Bargain Outlet Holdings, Inc. Policy on Insider Trading and Communications with the Public (incorporated by reference to Exhibit 19.1 to the Annual Report filed on Form 10-K by the Company on March 26, 2025 (No. 001-37501)).

21.1†	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report filed on Form 10-K by the Company on March 26, 2025 (No. 001-37501)).

23.1†	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Annual Report filed on Form 10-K by the Company on March 26, 2025 (No. 001-37501)).

24.1†	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Annual Report filed on Form 10-K by the Company on March 26, 2025 (No. 001-37501)).

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

32.1†
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report filed on Form 10-K by the Company on March 26, 2025 (No. 001-37501)).

32.2†
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report filed on Form 10-K by the Company on March 26, 2025 (No. 001-37501)).

Exhibit no.	Description

97.1†+
Ollie’s Bargain Outlet Holdings, Inc. Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Annual Report filed on Form 10-K by the Company on March 27, 2024 (No. 001-37501)).

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: April 11, 2025	By:	/s/ Robert Helm
Name: Robert Helm
Title: Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)