Form 10-Q
period 2025-05-03
Ollie's Bargain Outlet Holdings, Inc.
filed 2025-06-03
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No  ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 30, 2025 was 61,341,122.

2

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
Net sales	$576,767	$508,818
Cost of sales	339,736	299,460
Gross profit	237,031	209,358
Selling, general, and administrative expenses	164,832	142,419
Depreciation and amortization expenses	9,357	7,716
Pre-opening expenses	6,656	2,726
Operating income	56,186	56,497
Interest (income), net	(4,788)	(4,301)
Income before income taxes	60,974	60,798
Income tax expense	13,414	14,456
Net income	$47,560	$46,342
Earnings per common share:
Basic	$0.78	$0.76
Diluted	$0.77	$0.75
Weighted average common shares outstanding:
Basic	61,343	61,380
Diluted	61,816	61,739

See accompanying notes to the condensed consolidated financial statements.

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	May 3,	February 1,	May 4,
Assets	2025	2025	2024
Current assets:
Cash and cash equivalents	$199,018	$205,123	$212,250
Short-term investments	170,490	223,546	129,250
Inventories	611,852	552,542	527,469
Accounts receivable	2,348	2,352	916
Prepaid expenses and other current assets	14,313	10,228	8,897
Total current assets	998,021	993,791	878,782
Property and equipment, net of accumulated depreciation of $239,255, $226,549 and $193,557, respectively	346,151	334,961	282,669
Operating lease right-of-use assets	639,664	554,737	472,525
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Long-term investments	45,355	-	-
Other assets	2,379	2,247	2,083
Total assets	$2,706,979	$2,561,145	$2,311,468
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$566	$556	$599
Accounts payable	137,869	130,279	103,495
Income taxes payable	14,364	1,707	29,227
Current portion of operating lease liabilities	99,767	83,944	89,607
Accrued expenses and other current liabilities	95,238	87,855	87,864
Total current liabilities	347,804	304,341	310,792
Revolving credit facility	-	-	-
Long-term debt	925	1,040	1,077
Deferred income taxes	81,006	81,124	71,628
Long-term portion of operating lease liabilities	547,431	479,330	395,547
Total liabilities	977,166	865,835	779,044
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 67,650, 67,462, and 67,069 shares issued, respectively	68	67	67
Additional paid-in capital	739,333	735,284	697,816
Retained earnings	1,415,273	1,367,713	1,214,293
Treasury - common stock, at cost; 6,273, 6,113, and 5,810 shares, respectively	(424,861)	(407,754)	(379,752)
Total stockholders’ equity	1,729,813	1,695,310	1,532,424
Total liabilities and stockholders’ equity	$2,706,979	$2,561,145	$2,311,468

See accompanying notes to the condensed consolidated financial statements.

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity

Balance as of February 3, 2024	66,927	$67	(5,473)	$(354,745)	$694,959	$1,167,951	$1,508,232
Stock-based compensation expense	-	-	-	-	3,149	-	3,149
Proceeds from stock options exercised	66	-	-	-	2,548	-	2,548
Vesting of restricted stock	112	-	-	-	-	-	-
Common shares withheld for taxes	(36)	-	-	-	(2,840)	-	(2,840)
Shares repurchased	-	-	(337)	(25,007)	-	-	(25,007)
Net income	-	-	-	-	-	46,342	46,342
Balance as of May 4, 2024	67,069	$67	(5,810)	$(379,752)	$697,816	$1,214,293	$1,532,424

Balance as of February 1, 2025	67,462	$67	(6,113)	$(407,754)	$735,284	$1,367,713	$1,695,310
Stock-based compensation expense	-	-	-	-	3,164	-	3,164
Proceeds from stock options exercised	98	-	-	-	6,155	-	6,155
Vesting of restricted stock	138	1	-	-	-	-	1
Common shares withheld for taxes	(48)	-	-	-	(5,270)	-	(5,270)
Shares repurchased	-	-	(160)	(17,107)	-	-	(17,107)
Net income	-	-	-	-	-	47,560	47,560
Balance as of May 3, 2025	67,650	$68	(6,273)	$(424,861)	$739,333	$1,415,273	$1,729,813

See accompanying notes to the condensed consolidated financial statements.

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
Cash Flows from Operating Activities:
Net income	$47,560	$46,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,772	9,742
Amortization of debt issuance costs	13	13
Gain on sale of assets	(21)	(118)
Deferred income tax provision	(118)	(249)
Stock-based compensation expense	3,164	3,149
Other	(752)	(480)
Changes in operating assets and liabilities:
Inventories	(59,310)	(21,679)
Accounts receivable	4	1,307
Prepaid expenses and other assets	(4,230)	1,348
Accounts payable	7,229	(21,163)
Income taxes payable	12,657	14,483
Accrued expenses and other liabilities	9,734	7,489
Net cash provided by operating activities	28,702	40,184
Cash Flows from Investing Activities:
Capital expenditures	(26,740)	(26,865)
Proceeds from sale of property and equipment	21	140
Purchases of investments	(118,994)	(96,042)
Maturities of investments	127,447	54,252
Net cash used in investing activities	(18,266)	(68,515)
Cash Flows from Financing Activities:
Repayments on finance leases	(320)	(382)
Proceeds from stock option exercises	6,156	2,548
Common shares withheld for taxes	(5,270)	(2,840)
Payment for shares repurchased	(17,107)	(25,007)
Net cash used in financing activities	(16,541)	(25,681)
Net decrease in cash and cash equivalents	(6,105)	(54,012)
Cash and cash equivalents, beginning of the period	205,123	266,262
Cash and cash equivalents, end of the period	$199,018	$212,250
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$137	$110
Income taxes	$875	$222
Non-cash investing activities:
Accrued purchases of property and equipment	$9,514	$6,379

See accompanying notes to the condensed consolidated financial statements.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
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
Since its first store opened in 1982, the Company has grown to 584 retail locations in 32 states as of May 3, 2025. Ollie’s retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia, and Wisconsin.
(b)
Fiscal Year
Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the thirteen weeks ended May 3, 2025 and May 4, 2024 refer to the thirteen weeks from February 2, 2025 to May 3, 2025 and from February 4, 2024 to May 4, 2024, respectively.  References to “2024” refer to the fiscal year ended February 1, 2025 and references to “2025” refer to the fiscal year ending January 31, 2026.  Both periods consist of 52 weeks.
(c)      Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of May 3, 2025 and May 4, 2024, and the condensed consolidated statements of income and stockholders’ equity for the thirteen weeks ended May 3, 2025 and May 4, 2024, and the condensed consolidated statements of cash flows for the thirteen weeks ended May 3, 2025 and May 4, 2024 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2025 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
The Company’s balance sheet as of February 1, 2025, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025, as amended on April 11, 2025 (“Annual Report”), but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements for 2024 and footnotes thereto included in the Annual Report.
For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
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
The Company’s financial instruments consist of cash and cash equivalents, investment securities, accounts receivable, accounts payable and the Company’s credit facilities. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair value because of their short-term nature. The carrying amount of the Company’s credit facilities approximates its fair value because the interest rates are adjusted regularly based on current market conditions. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in treasury bonds are Level 1 while the investments in municipal bonds are Level 2. Since quoted prices in active markets for identical assets are not available, these prices are determined by a third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.
As of May 3, 2025, February 1, 2025, and May 4, 2024, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of May 3, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$119,163	$23	$-	$119,186
Municipal Bonds	20,139	23	(251)	19,911
Corporate Bonds	31,188	45	(232)	31,001
Total	$170,490	$91	$(483)	$170,098
Long-term:
Corporate Bonds	$45,355	$2	$(354)	$45,003
Total	$45,355	$2	$(354)	$45,003

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
(Unaudited)

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

Short-term investment securities as of May 3, 2025, February 1, 2025, and May 4, 2024 all mature in one year or less. Long-term investment securities as of May 3, 2025 all mature after one year but in less than three years.
(f)
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which modifies the disclosure requirements for income taxes. This ASU requires disclosure of tabular statutory to effective rate reconciliation in both percentages and dollars, additional disaggregated rate reconciliation categories and disaggregation of both income taxes paid and income tax expense by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024. We expect this ASU to only impact our disclosures with no impact to our results of operations, cash flows, and financial condition.
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
May 3, 2025 and May 4, 2024
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

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
	(in thousands)
Beginning balance	$13,239	$10,159
Revenue deferred	5,535	4,436
Revenue recognized	(4,551)	(3,442)
Ending balance	$14,223	$11,153

Gift card breakage for gift card liabilities not subject to escheatment is recognized as revenue in proportion to the redemption of gift cards.  Gift cards do not expire.  The rate applied to redemptions is based upon a historical breakage rate.  Gift cards are combined in one homogeneous pool and are not separately identifiable.  Therefore, the revenue recognized consists of gift cards that were included in the liability at the beginning of the period as well as gift cards that were issued during the period.  The following table is a reconciliation of the gift card liability:

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
	(in thousands)
Beginning balance	$2,766	$2,650
Gift card issuances	947	962
Gift card redemption and breakage	(1,164)	(1,143)
Ending balance	$2,549	$2,469

The Company offers a co-branded credit card that can be used by customers for purchases at Ollie’s and everywhere else the co-branded credit card is accepted, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The co-branded credit card includes a performance obligation for the Company which includes marketing and promoting the program on behalf of the back and the operation of the Company’s loyalty rewards program. Loyalty members earn points through purchases made using the card.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
(Unaudited)

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
The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
	(in thousands, except per share amounts)

Net income	$47,560	$46,342
Weighted average number of common shares outstanding – Basic	61,343	61,380
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	473	359
Weighted average number of common shares outstanding - Diluted	61,816	61,739
Earnings per common share – Basic	$0.78	$0.76
Earnings per common share - Diluted	$0.77	$0.75

The effect of the weighted average assumed exercise of stock options outstanding totaling 72,615 and 519,736 for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.
The effect of weighted average non-vested restricted stock units outstanding totaling 34,200 and 46 for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
(Unaudited)

(4)      Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if available. The Company’s lessors do not provide an implicit rate, nor is one readily available, therefore the Company uses its incremental borrowing rate based on the portfolio approach, which applies one rate to leases within a given period. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.
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
The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of May 3, 2025:

May 3,
2025
(in thousands)
Remainder of 2025	$83,495
2026	126,103
2027	114,689
2028	99,506
2029	78,770
Thereafter	294,222
Total undiscounted lease payments(1)	796,785
Less: Imputed interest	(149,587)
Total lease obligations	647,198
Less: Current obligations under leases	(99,767)
Long-term lease obligations	$547,431

 (1)     Lease obligations exclude $28.6 million of minimum lease payments for leases signed but not commenced.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
(Unaudited)

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
	(dollars in thousands)
Cash paid for operating leases	$33,543	$28,167
Operating lease cost	32,157	27,241
Variable lease cost	4,504	3,846
Non-cash right-of-use assets obtained in exchange for lease obligations	94,952	7,022
Weighted-average remaining lease term	8.6 years	6.4 years
Weighted-average discount rate	4.4%	4.0%

(5)
Commitments and Contingencies
Contingencies
From time to time, the Company may be involved in claims and legal actions that arise in the ordinary course of its business. The Company cannot predict the outcome of any claim or legal action to which it is a party.  However, the Company does not believe that an unfavorable decision of any of the current claims or legal actions against it, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources.
(6)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following:

	May 3,	February 1,	May 4,
	2025	2025	2024
	(in thousands)
Compensation and benefits	$19,287	$20,605	$16,907
Deferred revenue	16,772	16,006	13,622
Sales and use taxes	12,312	9,034	11,321
Insurance	8,646	8,495	10,540
Freight	7,917	7,258	5,404
Real estate	5,739	5,114	4,557
Advertising	3,493	2,178	6,346
Other	21,072	19,165	19,167
	$95,238	$87,855	$87,864

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
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
Under the terms of the Revolving Credit Facility, as of May 3, 2025, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.
As of May 3, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility, with $91.9 million of borrowing availability, outstanding letters of credit commitments of $7.9 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.
The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  The Company was in compliance with all terms of the Credit Facility during the thirteen weeks ended May 3, 2025.
The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of May 3, 2025, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.
(8)
Income Taxes
The effective income tax rate for the thirteen weeks ended May 3, 2025 and May 4, 2024 was 22.0% and 23.8%, respectively. The decrease in the effective income tax rate for the thirteen weeks ended May 3, 2025 compared to May 4, 2024 was driven by the impact of discrete items recognized, primarily excess tax benefits related to stock-based compensation, in the thirteen weeks ended May 3, 2025.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
(Unaudited)

The Company is subject to tax in the United States. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, or state and local tax authorities for tax years 2020 and prior.
Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues arise as a result of a tax audit and are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
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
In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares, or other awards to employees, directors and consultants. The 2015 Plan allows for the issuance of up to 5,250,000 shares. Awards will be made pursuant to agreements and may be subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. As of May 3, 2025, there were 1,472,647 shares available for grant under the 2015 Plan.
Stock Options
The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2015 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.
A summary of the Company’s stock option activity and related information for the thirteen weeks ended May 3, 2025 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
	(in thousands, except share and per share amounts)
Outstanding at February 1, 2025	783,663	$61.85
Granted	99,718	111.16
Forfeited	(1,988)	65.57
Exercised	(97,915)	62.86
Outstanding at May 3, 2025	783,478	67.99	7.0
Exercisable at May 3, 2025	440,900	62.08	5.8

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
(Unaudited)

The weighted average grant date fair value per option for options granted during the thirteen weeks ended May 3, 2025 and May 4, 2024 was $53.80 and $38.69, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
Risk-free interest rate	4.08%	4.28%
Expected dividend yield	—	—
Expected life (years)	5.32 years	6.25 years
Expected volatility	48.20%	47.63%

To estimate the expected life of stock options, the Company uses its historical information to develop reasonable expectation about future exercise patterns and post-vesting employment termination behavior for its stock option grants. For expected volatility, the Company uses its historical information over the expected life of the option granted to calculate the fair value of option grants.  The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.
Restricted Stock Units
Restricted stock units (“RSUs”) are issued at the closing price of the Company’s common stock on the date of grant. RSUs outstanding generally vest ratably over four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.
A summary of the Company’s RSU activity and related information for the thirteen weeks ended May 3, 2025 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Non-vested balance at February 1, 2025	385,122	$62.89
Granted	119,564	113.14
Forfeited	(5,090)	70.19
Vested	(138,036)	61.61
Non-vested balance at May 3, 2025	361,560	79.89
Stock-Based Compensation Expense
The compensation cost for stock options and RSUs which have been recorded within selling, general, and administrative expenses related to the Company’s equity incentive plans was $3.2 million and $3.1 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.
As of May 3, 2025, there was $34.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.0 years. Compensation costs related to awards are recognized using the straight-line method.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
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
Share Repurchase Program
Between December 15, 2020, and November 30, 2023, the Company’s Board of Directors approved and authorized the repurchase of up to $400.0 million of shares of the Company’s common stock through three separate approvals, set to expire March 31, 2026. On March 19, 2025, the Company’s Board of Directors approved a new share repurchase authorization of an additional $300.0 million of the Company’s outstanding common stock, effective through March 31, 2029.
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
During the thirteen weeks ended May 3, 2025, the Company repurchased 159,757 shares of its common stock for $17.1 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash on hand. As of May 3, 2025, the Company had $315.5 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

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
The CODM uses net income to allocate resources for the single segment to make decisions regarding annual budget, new store openings, landlord and vendor negotiations, marketing decisions, pursuing new business ventures, and driving the Company's values. The CODM reviews asset information on a consolidated basis.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 3, 2025 and May 4, 2024
(Unaudited)

The following table summarizes the percentage of net sales by each product group for each period presented:

	Thirteen weeks ended
	May 3,		May 4,
	2025		2024
	(in thousands
Consumables (1)	$188,910	32.8%	$163,295	32.1%
Home (1)	172,672	29.9%	151,832	29.8%
Seasonal	102,483	17.8%	95,711	18.8%
Other	112,702	19.5%	97,980	19.3%
Total	$576,767	100.0%	$508,818	100.0%

(1)	In fiscal 2024, the Company reclassified certain products out of the Home category and into the Consumables category. These products included cleaning supplies, floor care, and other products such as paper goods. Prior periods have been adjusted for comparability.
Our single segment net sales, net income, and significant expenses are as follows for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	May 3,	May 4,
	2025	2024
Net sales	$576,767	$508,818
Cost of sales	339,736	299,460
Selling, general, and administrative expenses other	112,522	95,783
Occupancy	33,430	29,398
Advertising expenses (1)	15,716	14,089
Depreciation and amortization expenses (2)	9,357	7,716
Stock-based compensation expense	3,164	3,149
Pre-opening expenses	6,656	2,726
Interest income, net	(4,788)	(4,301)
Income tax expense	13,414	14,456
Segment income	47,560	46,342

Reconciliation of profit or loss:
Adjustments and reconciling items	-	-
Consolidated net income	$47,560	$46,342

(1)	Expenses reported in operating expenses excludes advertising expenses recorded in pre-opening.
(2)	Expenses reported in operating expenses excludes depreciation and amortization recorded in cost of sales.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 26, 2025 (“Annual Report”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our,” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following year. References to “2025” refer to the 52-week period of February 2, 2025 to January 31, 2026. References to “2024” refer to the 52-week period of February 4, 2024 to February 1, 2025. References to the “first quarter of fiscal 2025” and the “first quarter of fiscal 2024” refer to the thirteen weeks of February 2, 2025 to May 3, 2025 and February 4, 2024 to May 4, 2024, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Overview
Ollie’s is America’s largest retailer of closeout merchandise and excess inventory. Our stores sell name brand household related items that consumers use in their everyday lives at prices that are typically 20% to 70% below traditional retailers.  Known for our assortment of products offered as “Good Stuff Cheap®,” we offer customers a broad selection of brand name products, including housewares, bed and bath, food, floor coverings, health and beauty aids, books and stationery, toys, and electronics.  Our differentiated go-to market strategy is characterized by a unique, fun and engaging treasure hunt shopping experience, compelling customer value proposition and witty, humorous in-store signage and advertising campaigns.
Our Growth Strategy
Since the founding of Ollie’s in 1982, our principal growth strategy has been the opening of new stores. Historically, we have expanded our store base by opening new stores organically. More recently, we also have opportunistically expanded our store base through acquiring former store locations of distressed or bankrupt retailers through the bankruptcy auction or similar process. Our growth strategy continuously evaluates the best opportunities in the marketplace and combines organic new store openings with the acquisition of store locations through alternative means. We follow a contiguous unit growth strategy that combines backfilling existing markets and states with entering new markets and states in a contiguous manner. As of May 3, 2025 we have grown to 584 stores in 32 states.
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

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers, and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general, and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of reviewing our operating costs.

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

Selling, General, and Administrative Expenses
SG&A is comprised of payroll and benefits for store, field support, and support center associates.  SG&A also includes marketing and advertising expense, occupancy costs for stores and the store support center, insurance, corporate infrastructure, and other general expenses. The components of our SG&A remain relatively consistent per store and for each new store opening. The components of our SG&A may not be comparable to the components of similar measures of other retailers.  Consolidated SG&A generally increase as we grow our store base and as our net sales increase. A significant portion of our expenses are primarily fixed in nature, and we expect to continue to maintain strict discipline while carefully monitoring SG&A as a percentage of net sales. We expect that our SG&A will continue to increase in future periods with future growth.

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
Store Openings and Closings
We opened 25 new stores in the first quarter of fiscal 2025 and opened 4 new stores in the first quarter of fiscal 2024.  In connection with these store openings and closings, we incurred expenses of $6.7 million and $2.7 million in the respective periods. Additionally, in the first quarter of fiscal 2025, we incurred $1.8 million of dark rent associated with the bankruptcy acquired stores, included within pre-opening expenses.
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

We derived the condensed consolidated statements of income for the first quarter of fiscal 2025 and the first quarter of fiscal 2024 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$576,767	$508,818
Cost of sales	339,736	299,460
Gross profit	237,031	209,358
Selling, general and administrative expenses	164,832	142,419
Depreciation and amortization expenses	9,357	7,716
Pre-opening expenses	6,656	2,726
Operating income	56,186	56,497
Interest (income), net	(4,788)	(4,301)
Income before income taxes	60,974	60,798
Income tax expense	13,414	14,456
Net income	$47,560	$46,342
Percentage of net sales: (1)
Net sales	100.0%	100.0%
Cost of sales	58.9	58.9
Gross profit	41.1	41.1
Selling, general and administrative expenses	28.6	28.0
Depreciation and amortization expenses	1.6	1.5
Pre-opening expenses	1.2	0.5
Operating income	9.7	11.1
Interest (income), net	(0.8)	(0.8)
Income before income taxes	10.6	11.9
Income tax expense	2.3	2.8
Net income	8.2%	9.1%
Select operating data:
Number of new stores	25	4
Number of stores open at end of period	584	516
Average net sales per store (2)	$1,005	$993
Comparable stores sales change	2.6%	3.0%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
	(in thousands)
Net income	$47,560	$46,342
Interest (income), net	(4,788)	(4,301)
Depreciation and amortization expenses	12,809	9,785
Income tax expense	13,414	14,456
EBITDA	68,995	66,282
Non-cash stock-based compensation expense	3,164	3,149
Adjusted EBITDA	$72,159	$69,431

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

First Quarter of Fiscal 2025 Compared to First Quarter of Fiscal 2024
Net Sales
Net sales increased to $576.8 million in the first quarter of fiscal 2025 from $508.8 million in the first quarter of fiscal 2024, an increase of $67.9 million, or 13.4%.  The increase in net sales was the result of new store unit growth in addition to a comparable store sales increase of 2.6%.
Comparable store sales increased 2.6% in the first quarter of fiscal 2025 compared with a 3.0% increase in the first quarter of fiscal 2024. The increase in comparable store sales was driven by an increase in the number of transactions.
Gross Profit and Gross Margin
Gross profit increased to $237.0 million in the first quarter of fiscal 2025 from $209.4 million in the first quarter of fiscal 2024. Gross margin remained flat at 41.1% in the first quarter of fiscal 2025 and 2024, respectively. Gross margin in the first quarter of fiscal 2025 was the result of favorable supply chain costs offset by lower merchandise margin driven by changes in mix.
Selling, General, and Administrative Expenses
SG&A increased to $164.8 million in the first quarter of fiscal 2025 from $142.4 million in the first quarter of fiscal 2024, an increase of $22.4 million, or 15.7%, primarily driven by higher selling expenses related to new store growth. As a percentage of net sales, SG&A increased to 28.6% in the first quarter of fiscal 2025 compared to 28.0% in the first quarter of fiscal 2024 driven primarily by higher medical and casualty claims.
Pre-Opening Expenses
Pre-opening expenses increased to $6.7 million in the first quarter of fiscal 2025 from $2.7 million in the first quarter of fiscal 2024 primarily driven by new store growth and $1.8 million of dark rent associated with the bankruptcy acquired stores. We opened 25 new stores in the first quarter of fiscal 2025 and opened 4 new stores in the first quarter of fiscal 2024.  As a percentage of net sales, pre-opening expenses increased to 1.2% in the first quarter of fiscal 2025 compared to 0.5% in the first quarter of fiscal 2024.

Interest Income, Net
Net interest income was $4.8 million in the first quarter of fiscal 2025 compared with net interest income of $4.3 million in the first quarter of fiscal 2024. The increase in interest income in the first quarter of fiscal 2025 is primarily due to higher average cash and cash equivalent and investments balances compared to the first quarter of fiscal 2024.
Income Tax Expense
Income tax expense decreased to $13.4 million in the first quarter of fiscal 2025 compared to $14.5 million in the first quarter of fiscal 2024. The effective tax rates for the first quarters of fiscal 2025 and fiscal 2024 were 22.0% and 23.8%, respectively. The decrease in the effective tax rate in the first quarter of fiscal 2025 was primarily due to an increase in excess tax benefits related to stock-based compensation. Discrete tax benefits totaled $2.3 million in the first quarter of fiscal 2025 compared to discrete tax benefits of $1.1 million in the first quarter of fiscal 2024.
Net Income
As a result of the foregoing, net income increased to $47.6 million in the first quarter of fiscal 2025 from $46.3 million in the first quarter of fiscal 2024, an increase of $1.2 million or 2.6%.
Adjusted EBITDA
Adjusted EBITDA increased to $72.2 million in the first quarter of fiscal 2025 from $69.4 million in the first quarter of fiscal 2024, an increase of $2.7 million, or 3.9%.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of May 3, 2025, we had $91.9 million available to borrow under our Revolving Credit Facility, $369.5 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”
Our capital expenditures are primarily related to new store openings, lease acquisitions and related build-out costs, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. We spent $26.7 million and $26.9 million for capital expenditures during the first quarters of fiscal 2025 and fiscal 2024, respectively. We opened 25 new stores during the first quarter of fiscal 2025.
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
Share Repurchase Program
Between December 15, 2020, and November 30, 2023, the Company’s Board of Directors approved and authorized the repurchase of up to $400.0 million of shares of the Company’s common stock through three separate approvals, set to expire March 31, 2026. On March 19, 2025, the Company’s Board of Directors approved a new share repurchase authorization of an additional $300.0 million of the Company’s outstanding common stock, effective through March 31, 2029.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.
During the first quarter of fiscal 2025, we repurchased 159,757 shares of our common stock for $17.1 million, inclusive of transaction costs, pursuant to our share repurchase program. During the first quarter of fiscal 2024, we repurchased 336,934 shares of our common stock for $25.0 million. These expenditures were funded by cash generated from operations. As of May 3, 2025, we had $315.5 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows
A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Thirteen weeks ended
	May 3,	May 4,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$28,702	$40,184
Net cash used in investing activities	(18,266)	(68,515)
Net cash used in financing activities	(16,541)	(25,681)
Net decrease in cash and cash equivalents	$(6,105)	$(54,012)
Cash Provided by Operating Activities
Net cash provided by operating activities in the first quarter of fiscal 2025 was $28.7 million as compared to net cash provided by operating activities of $40.2 million in the first quarter of fiscal 2024. The decrease in net cash provided by operating activities in the first quarter of fiscal 2025 was primarily due to changes in working capital, most notably the timing of merchandise payments, partially offset by higher net income year over year.
Cash Used in Investing Activities
Net cash used in investing activities in the first quarters of fiscal 2025 and fiscal 2024 was $18.3 million and $68.5 million, respectively. The decrease in cash used in investing activities is primarily due to reduced net investment of investments in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. In the first quarter of fiscal 2025 purchases of investments were $119.0 million offset with maturities of investments of $127.4 million. In the first quarter of fiscal 2024, purchases of short-term investments were $96.0 million offset with maturities of short-term investments of $54.3 million.
Cash Used in Financing Activities
Net cash used in financing activities in the first quarters of fiscal 2025 and fiscal 2024 was $16.5 million and $25.7 million, respectively. The decrease in cash used in financing activities is primarily due to a decrease in the shares repurchased in the first quarter of fiscal 2025 of $17.1 million compared to $25.0 million in the first quarter of fiscal 2024, partially offset by an increase in the proceeds from stock option exercises and vesting of restricted stock of $6.2 million in the first quarter of fiscal 2025 as compared with proceeds of $2.5 million in the first quarter of 2024.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. There have been no significant changes in the significant accounting policies and estimates.

Recently Issued Accounting Pronouncements
Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of May 3, 2025, we had no outstanding variable rate debt.
As of May 3, 2025, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the first quarter of fiscal 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information on Share Repurchases
Information regarding shares of common stock the Company repurchased during the thirteen weeks ended May 3, 2025 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
February 2, 2025 through March 1, 2025	51,499	103.81	51,499	$27,263,134
March 2, 2025 through April 5, 2025	62,851	106.95	62,851	$320,525,359
April 6, 2025 through May 3, 2025	45,407	109.01	45,407	$315,539,207
Total	159,757		159,757
(1)
Consists of shares repurchased under the publicly announced share repurchase program.
(2)
Includes commissions for the shares repurchased under the share repurchase program.

(3)   Between December 15, 2020, and November 30, 2023, the Company’s Board of Directors approved and authorized the repurchase of up to $400.0 million of shares of the Company’s common stock through three separate approvals, set to expire March 31, 2026. On March 19, 2025, the Company’s Board of Directors approved a new share repurchase authorization of an additional $300.0 million of the Company’s outstanding common stock, effective through March 31, 2029. Shares to be repurchased are subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of May 3, 2025, the Company had $315.5 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”
ITEM 5. OTHER INFORMATION
Trading Arrangements of Directors and Executive Officers
During the quarter ended May 3, 2025, no director or officer of the Company entered into, modified, or terminated a “Rule 10b5-1(c) trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 3, 2025	/s/ Robert Helm

Robert Helm
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)