Form 10-Q
period 2025-08-02
Ollie's Bargain Outlet Holdings, Inc.
filed 2025-09-03
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 28, 2025 was 61,310,152.

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net sales	$679,556	$578,375	$1,256,323	$1,087,193
Cost of sales	408,218	359,344	747,954	658,804
Gross profit	271,338	219,031	508,369	428,389
Selling, general, and administrative expenses	175,476	145,673	340,308	288,092
Depreciation and amortization expenses	9,916	8,004	19,273	15,720
Pre-opening expenses	8,972	4,595	15,628	7,321
Operating income	76,974	60,759	133,160	117,256
Interest income, net	(4,534)	(3,928)	(9,322)	(8,229)
Income before income taxes	81,508	64,687	142,482	125,485
Income tax expense	20,198	15,705	33,612	30,161
Net income	$61,310	$48,982	$108,870	$95,324
Earnings per common share:
Basic	$1.00	$0.80	$1.77	$1.55
Diluted	$0.99	$0.79	$1.76	$1.54
Weighted average common shares outstanding:
Basic	61,340	61,313	61,342	61,347
Diluted	61,796	61,721	61,806	61,731

See accompanying notes to the condensed consolidated financial statements.

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

Assets	August 2, 2025	February 1, 2025	August 3, 2024
Current assets:
Cash and cash equivalents	$231,163	$205,123	$170,600
Short-term investments	85,893	223,546	182,544
Inventories	637,236	552,542	531,286
Accounts receivable	1,810	2,352	1,187
Prepaid expenses and other current assets	11,716	10,228	9,813
Total current assets	967,818	993,791	895,430
Property and equipment, net of accumulated depreciation of $252,468, $226,549, and $203,347 respectively	360,836	334,961	307,163
Operating lease right-of-use assets	652,341	554,737	494,169
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Long-term investments	143,206	-	-
Other assets	2,242	2,247	2,122
Total assets	$2,801,852	$2,561,145	$2,374,293
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$518	$556	$589
Accounts payable	165,629	130,279	129,824
Income taxes payable	129	1,707	-
Current portion of operating lease liabilities	103,122	83,944	87,476
Accrued expenses and other current liabilities	98,968	87,855	79,952
Total current liabilities	368,366	304,341	297,841
Long-term debt	912	1,040	984
Deferred income taxes	85,640	81,124	72,803
Long-term portion of operating lease liabilities	561,024	479,330	411,994
Total liabilities	1,015,942	865,835	783,622
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 67,700, 67,462, and 67,282 shares issued, respectively	68	67	67
Additional paid-in capital	745,636	735,284	713,509
Retained earnings	1,476,583	1,367,713	1,263,275
Treasury - common stock, at cost; 6,371, 6,113, and 5,891 shares, respectively	(436,377)	(407,754)	(386,180)
Total stockholders’ equity	1,785,910	1,695,310	1,590,671
Total liabilities and stockholders’ equity	$2,801,852	$2,561,145	$2,374,293

See accompanying notes to the condensed consolidated financial statements.

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended August 2, 2025 and August 3, 2024
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of May 3, 2025	67,650	$68	(6,273)	$(424,861)	$739,333	$1,415,273	$1,729,813
Stock-based compensation expense	-	-	-	-	3,360	-	3,360
Proceeds from stock options exercised	47	-	-	-	3,180	-	3,180
Vesting of restricted stock	5	-	-	-	-	-	-
Common shares withheld for taxes	(2)	-	-	-	(237)	-	(237)
Shares repurchased	-	-	(98)	(11,516)	-	-	(11,516)
Net income	-	-	-	-	-	61,310	61,310
Balance as of August 2, 2025	67,700	$68	(6,371)	$(436,377)	$745,636	$1,476,583	$1,785,910

Balance as of May 4, 2024	67,069	$67	(5,810)	$(379,752)	$697,816	$1,214,293	$1,532,424
Stock-based compensation expense	-	-	-	-	3,652	-	3,652
Proceeds from stock options exercised	211	-	-	-	12,172	-	12,172
Vesting of restricted stock	4	-	-	-	-	-	-
Common shares withheld for taxes	(2)	-	-	-	(131)	-	(131)
Shares repurchased	-	-	(81)	(6,428)	-	-	(6,428)
Net income	-	-	-	-	-	48,982	48,982
Balance as of August 3, 2024	67,282	$67	(5,891)	$(386,180)	$713,509	$1,263,275	$1,590,671

	Twenty-six weeks ended August 2, 2025 and August 3, 2024
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of February 1, 2025	67,462	$67	(6,113)	$(407,754)	$735,284	$1,367,713	$1,695,310
Stock-based compensation expense	-	-	-	-	6,524	-	6,524
Proceeds from stock options exercised	145	-	-	-	9,335	-	9,335
Vesting of restricted stock	143	1	-	-	-	-	1
Common shares withheld for taxes	(50)	-	-	-	(5,507)	-	(5,507)
Shares repurchased	-	-	(258)	(28,623)	-	-	(28,623)
Net income	-	-	-	-	-	108,870	108,870
Balance as of August 2, 2025	67,700	$68	(6,371)	$(436,377)	$745,636	$1,476,583	$1,785,910

Balance as of February 3, 2024	66,927	$67	(5,473)	$(354,745)	$694,959	$1,167,951	$1,508,232
Stock-based compensation expense	-	-	-	-	6,801	-	6,801
Proceeds from stock options exercised	277	-	-	-	14,720	-	14,720
Vesting of restricted stock	116	-	-	-	-	-	-
Common shares withheld for taxes	(38)	-	-	-	(2,971)	-	(2,971)
Shares repurchased	-	-	(418)	(31,435)	-	-	(31,435)
Net income	-	-	-	-	-	95,324	95,324
Balance as of August 3, 2024	67,282	$67	(5,891)	$(386,180)	$713,509	$1,263,275	$1,590,671

See accompanying notes to the condensed consolidated financial statements.

OLLIE'S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six weeks ended
	August 2, 2025	August 3, 2024
Cash Flows from Operating Activities:
Net income	$108,870	$95,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	26,261	19,733
Amortization of debt issuance costs	26	26
Gain on sale of assets	(102)	(204)
Deferred income tax provision	4,516	926
Stock-based compensation expense	6,524	6,801
Other	(597)	(1,087)
Changes in operating assets and liabilities:
Inventories	(84,694)	(25,496)
Accounts receivable	542	1,036
Prepaid expenses and other assets	(1,519)	380
Accounts payable	36,511	3,426
Income taxes payable	(1,578)	(14,744)
Accrued expenses and other liabilities	14,654	(2,062)
Net cash provided by operating activities	109,414	84,059
Cash Flows from Investing Activities:
Capital expenditures	(53,156)	(65,154)
Proceeds from sale of property and equipment	102	233
Purchases of investments	(232,148)	(230,683)
Maturities of investments	227,192	136,206
Net cash used in investing activities	(58,010)	(159,398)
Cash Flows from Financing Activities:
Repayments on finance leases	(570)	(637)
Proceeds from stock option exercises	9,336	14,720
Common shares withheld for taxes	(5,507)	(2,971)
Payment for shares repurchased	(28,623)	(31,435)
Net cash used in financing activities	(25,364)	(20,323)
Net increase (decrease) in cash and cash equivalents	26,040	(95,662)
Cash and cash equivalents, beginning of the period	205,123	266,262
Cash and cash equivalents, end of the period	$231,163	$170,600
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$248	$219
Income taxes	$30,674	$45,376
Non-cash investing activities:
Accrued purchases of property and equipment	$10,999	$10,310

See accompanying notes to the condensed consolidated financial statements.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
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

Since its first store opened in 1982, the Company has grown to 613 retail stores in 34 states as of August 2, 2025. Ollie’s retail stores are operated and located in the following states: Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia, and Wisconsin.

(b)
Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year. References to the thirteen weeks ended August 2, 2025 and August 3, 2024 refer to the thirteen weeks from May 4, 2025 to August 2, 2025 and from May 5, 2024 to August 3, 2024, respectively. References to the year-to-date periods ending August 2, 2025 and August 3, 2024 refer to the twenty-six weeks from February 2, 2025 to August 2, 2025 and from February 4, 2024 to August 3, 2024, respectively. References to “2024” refer to the fiscal year ended February 1, 2025 and references to “2025” refer to the fiscal year ending January 31, 2026. Both periods consist of 52 weeks.

(c)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of August 2, 2025 and August 3, 2024, and the condensed consolidated statements of income and stockholders’ equity for the thirteen weeks and twenty-six weeks ended August 2, 2025 and August 3, 2024, and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 2, 2025 and August 3, 2024 have been prepared by the Company and are unaudited. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of operating results for 2025 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
August 2, 2025 and August 3, 2024
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

The Company’s financial instruments consist of cash and cash equivalents, investment securities, accounts receivable, accounts payable and the Company’s credit facilities. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair value because of their short-term nature. The carrying amount of the Company’s credit facilities approximates its fair value because the interest rates are adjusted regularly based on current market conditions. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in treasury bonds are Level 1 while the investments in municipal and corporate bonds are Level 2. Since quoted prices in active markets for identical assets are not available, these prices are determined by a third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

As of August 2, 2025, February 1, 2025, and August 3, 2024, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of August 2, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$47,008	$5,945	$(5,936)	$47,017
Municipal Bonds	14,913	37	(29)	14,921
Corporate Bonds	23,972	53	(270)	23,755
Total	$85,893	$6,035	$(6,235)	$85,693
Long-term:
Municipal Bonds	$20,131	$-	$(149)	$19,982
Corporate Bonds	123,075	199	(279)	122,995
Total	$143,206	$199	$(428)	$142,977

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
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

Short-term investment securities as of August 2, 2025, February 1, 2025, and August 3, 2024 all mature in one year or less. Long-term investment securities as of August 2, 2025 all mature after one year.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, within relevant income statement captions. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of ASU 2024-03 to our consolidated financial statements.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
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

	Twenty-six weeks ended
	August 2, 2025	August 3, 2024
	(in thousands)
Beginning balance	$13,239	$10,159
Revenue deferred	12,870	9,425
Revenue recognized	(11,220)	(8,164)
Ending balance	$14,889	$11,420

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

	Twenty-six weeks ended
	August 2, 2025	August 3, 2024
	(in thousands)
Beginning balance	$2,766	$2,650
Gift card issuances	2,136	3,262
Gift card redemption and breakage	(2,351)	(3,451)
Ending balance	$2,551	$2,461

The Company offers a co-branded credit card that can be used by customers for purchases at Ollie’s and everywhere else the co-branded credit card is accepted, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The co-branded credit card includes a performance obligation for the Company which includes marketing and promoting the program on behalf of the bank and the operation of the Company’s loyalty rewards program. Loyalty members earn points through purchases made using the card.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income	$61,310	$48,982	$108,870	$95,324
Weighted average number of common shares outstanding – Basic	61,340	61,313	61,342	61,347
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	456	408	464	384
Weighted average number of common shares outstanding - Diluted	61,796	61,721	61,806	61,731
Earnings per common share – Basic	$1.00	$0.80	$1.77	$1.55
Earnings per common share - Diluted	$0.99	$0.79	$1.76	$1.54

The effect of the weighted average assumed exercise of stock options outstanding totaling 105,588 and 298,237 for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, and 89,102 and 408,987 for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 546 and 445 for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, and 17,373 and 246 for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
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

Ollie’s generally leases its stores, offices, and distribution facilities under operating leases that expire at various dates through 2038. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales. A majority of the Company’s leases also require a payment for all or a portion of common-area maintenance, insurance, real estate taxes, water and sewer costs, and repairs, on a fixed or variable payment basis, the cost of which, for leases existing as of the adoption of ASC 842, is charged to the related expense category rather than being accounted for as rent expense. For leases entered into after the adoption of ASC 842, the Company accounts for lease components together with non-lease components as a single component for all classes of underlying assets. Most of the leases contain options to renew for three to five successive five-year periods. Many of our lease agreements provide options to extend the lease term beyond the initial non-cancelable period. At lease commencement, we generally include only the initial term in the lease liability and right-of-use asset, as we have determined that renewal options are not reasonably certain to be exercised. Renewal decisions are generally at our sole discretion. Upon renewal of an expiring lease, we reassess the terms and include in the lease term any extension periods that are reasonably certain to be exercised. For leases acquired through bankruptcy proceedings, we typically include option periods in the lease term, as the economic penalty associated with the acquisition cost makes renewal reasonably certain. Ollie’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Store and office lease costs are classified in selling, general, and administrative expenses and distribution center lease costs are classified in cost of sales on the condensed consolidated statements of income.

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of August 2, 2025:

August 2, 2025
(in thousands)
Remainder of 2025	$50,897
2026	134,805
2027	123,975
2028	108,628
2029	87,934
Thereafter	306,026
Total undiscounted lease payments (1)	812,265
Less: Imputed interest	(148,119)
Total lease obligations	664,146
Less: Current obligations under leases	(103,122)
Long-term lease obligations	$561,024

(1)   Lease obligations exclude $40.8 million of minimum lease payments for leases signed but not commenced.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
(Unaudited)

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Twenty-six weeks ended
	August 2, 2025	August 3, 2024
	(dollars in thousands)
Cash paid for operating leases	$68,299	$57,080
Operating lease cost	66,184	55,292
Variable lease cost	9,731	8,062
Non-cash right-of-use assets obtained in exchange for lease obligations	101,390	33,113
Weighted-average remaining lease term	8.3 years	6.6 years
Weighted-average discount rate	4.5%	4.1%

(5)
Commitments and Contingencies

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

(6)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	August 2, 2025	February 1, 2025	August 3, 2024
	(in thousands)
Compensation and benefits	$17,955	$20,605	$15,977
Deferred revenue	17,443	16,006	13,881
Sales and use taxes	13,078	9,034	11,015
Insurance	10,516	8,495	9,419
Property and equipment	9,323	5,570	7,302
Real estate	6,287	5,114	4,966
Freight	6,007	7,258	2,370
Advertising	3,811	2,178	2,027
Other	14,548	13,595	12,995
	$98,968	$87,855	$79,952

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
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

Under the terms of the Revolving Credit Facility, as of August 2, 2025, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of August 2, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility, with $90.4 million of borrowing availability, outstanding letters of credit commitments of $9.4 million and $0.2 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the twenty-six weeks ended August 2, 2025.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of August 2, 2025, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including pro forma compliance with the applicable conditions described in the Credit Facility.

(8)
Income Taxes

The effective income tax rates for the thirteen weeks ended August 2, 2025 and August 3, 2024 were 24.8% and 24.3%, respectively. The change in the effective tax rate was driven by the impact of higher non-deductible compensation as well as lower discrete items recognized, primarily excess tax benefits related to stock-based compensation. The effective income tax rates for the twenty-six weeks ended August 2, 2025 and August 3, 2024 were 23.6% and 24.0%, respectively. The change in the effective tax rate was driven by the impact of discrete tax items recognized, primarily excess tax benefits related to stock-based compensation, partially offset by the impact of higher non-deductible compensation.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
(Unaudited)

On July 4, 2025, the U.S. federal government enacted the “One Big Beautiful Bill Act” resulting in significant changes to the federal tax code, most notably the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatment for certain business provisions.

The Company is subject to tax in the United States. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local tax authorities for tax years 2020 and prior.

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

(9)
Equity Incentive Plans

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares, or other awards to employees, directors, and consultants. The 2015 Plan allowed for the issuance of up to 5,250,000 shares. Awards under the 2015 Plan were made pursuant to agreements and are subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board. The Company uses authorized and unissued shares to satisfy share award exercises. No additional equity grants will be made under the 2015 Plan, although equity grants made under the 2015 Plan will continue to be governed by the 2015 Plan.

As of June 12, 2025, upon stockholder approval of the same at the Company’s annual meeting, the Company adopted a new 2025 Equity Incentive Plan (the “2025 Plan”). Pursuant to the 2025 Plan, the Company’s Board of Directors may grant stock options, restricted shares, restricted stock units, or other awards to officers, directors, key employees, and professional service providers, pursuant to agreements and subject to vesting and other restrictions as determined by the Board of Directors.

As of August 2, 2025, there were 4,903,438 shares available for grant under the 2025 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted under the 2025 Plan is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the twenty-six weeks ended August 2, 2025 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
	(in thousands, except share and per share amounts)
Outstanding at February 1, 2025	783,663	$61.85
Granted	99,718	111.16
Forfeited	(2,685)	59.76
Exercised	(147,624)	63.14
Outstanding at August 2, 2025	733,072	68.31	6.9
Exercisable at August 2, 2025	393,724	$62.00	5.6

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
(Unaudited)

The weighted average grant date fair value per option for options granted during the twenty-six weeks ended August 2, 2025 and August 3, 2024 was $53.80 and $39.27, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	August 2, 2025	August 3, 2024
Risk-free interest rate	4.08%	4.27%
Expected dividend yield	—	-
Expected life (years)	5.32 years	6.25 years
Expected volatility	48.20%	47.63%

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

A summary of the Company’s RSU activity and related information for the twenty-six weeks ended August 2, 2025 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 1, 2025	385,122	$62.89
Granted	119,564	113.14
Forfeited	(12,949)	75.61
Vested	(142,459)	61.57
Non-vested balance at August 2, 2025	349,278	$80.16

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs, which have been recorded within selling, general, and administrative expenses on the condensed consolidated statements of income, related to the Company’s equity incentive plans was $3.4 million and $3.7 million for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, and $6.5 million and $6.8 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.

As of August 2, 2025, there was $30.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years. Compensation costs related to awards are recognized using the straight-line method.

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
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

During the twenty-six weeks ended August 2, 2025, the Company repurchased 257,434 shares of its common stock for $28.6 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash on hand. As of August 2, 2025, the Company had $304.0 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

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

Ollie’s BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
August 2, 2025 and August 3, 2024
(Unaudited)

The following table summarizes the percentage of net sales by each product group for each period presented:

	Thirteen weeks ended				Twenty-six weeks ended
	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
	(in thousands)				(in thousands)
Consumables (1)	$197,814	29.1%	$177,610	30.7%	$386,724	30.8%	$340,905	31.4%
Home (1)	181,853	26.8%	143,226	24.8%	354,525	28.2%	295,059	27.1%
Seasonal	164,408	24.2%	140,399	24.3%	266,891	21.2%	236,110	21.7%
Other	135,481	19.9%	117,140	20.2%	248,183	19.8%	215,119	19.8%
Total	$679,556	100.0%	$578,375	100.0%	$1,256,323	100.0%	$1,087,193	100.0%

(1)
In fiscal 2024, the Company reclassified certain products out of the Home category and into the Consumables category. These products included cleaning supplies, floor care, and other products such as paper goods. Prior periods have been adjusted for comparability.

Our single segment net sales, net income, and significant expenses are as follows for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$679,556	$578,375	$1,256,323	$1,087,193
Cost of sales	408,218	359,344	747,954	658,804
Selling, general, and administrative expenses other	119,664	97,197	232,186	192,980
Occupancy	35,032	30,222	68,461	59,620
Advertising expenses(1)	17,420	14,602	33,137	28,691
Depreciation and amortization expenses(2)	9,916	8,004	19,273	15,720
Stock-based compensation expense	3,360	3,652	6,524	6,801
Pre-opening expenses	8,972	4,595	15,628	7,321
Interest income, net	(4,534)	(3,928)	(9,322)	(8,229)
Income tax expense	20,198	15,705	33,612	30,161
Net income	$61,310	$48,982	$108,870	$95,324

(1)   Expenses reported in operating expenses excludes advertising expenses recorded in pre-opening.
(2)   Expenses reported in operating expenses excludes depreciation and amortization recorded in cost of sales.

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, filed on March 26, 2025, as amended by Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended February 1, 2025, filed on April 11, 2025 (as amended, the “Annual Report”) with the Securities and Exchange Commission, or SEC. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our,” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following calendar year. References to “2025” refer to the 52-week period of February 2, 2025 to January 31, 2026. References to “2024” refer to the 52-week period of February 4, 2024 to February 1, 2025. References to the “second quarter of fiscal 2025” and the “second quarter of fiscal 2024” refer to the thirteen weeks of May 4, 2025 to August 2, 2025 and May 5, 2024 to August 3, 2024, respectively. Year-to-date periods ended August 2, 2025 and August 3, 2024 refer to the twenty-six weeks of February 2, 2025 to August 2, 2025 and February 4, 2024 to August 3, 2024, respectively. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “could,” “may,” “might,” “will,” “likely,” “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “continues,” “projects,” and similar references to future periods, prospects, financial performance, and industry outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, capital market conditions, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market, and regulatory conditions, including, but not limited to, supply chain challenges, legislation, national trade policy, and the following: our failure to adequately procure and manage our inventory, anticipate consumer demand, or achieve favorable product margins; changes in consumer confidence and spending; risks associated with our status as a “brick and mortar” only retailer; risks associated with intense competition; our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all; fluctuations in comparable store sales and results of operations, including on a quarterly basis; factors such as inflation, cost increases, and energy prices; the risks associated with doing business with international manufacturers and suppliers including, but not limited to, potential increases or changes in tariffs on imported goods; our inability to operate our stores due to civil unrest and related protests or disturbances; our failure to properly hire and to retain key personnel and other qualified personnel; changes in market levels of wages; risks associated with cybersecurity events, and the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail; our inability to obtain favorable lease terms for our properties; the failure to timely acquire, develop, open and operate, or the loss of, disruption or interruption in the operations of, any of our centralized distribution centers; risks associated with our lack of operations in the growing online retail marketplace; risks associated with litigation, the expense of defense, and potential for adverse outcomes; our inability to successfully develop or implement our marketing, advertising, and promotional efforts; the seasonal nature of our business; risks associated with natural disasters, whether or not caused by climate change; outbreak of viruses, global health epidemics, pandemics, or widespread illness; changes in government regulations, procedures, and requirements; and our ability to service indebtedness and to comply with our financial covenants together with each of the other factors set forth under “Item 1A – Risk Factors” contained herein and in our filings with the SEC, including our Annual Report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which such statement is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

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

Our Growth Strategy

Since the founding of Ollie’s in 1982, our principal growth strategy has been the opening of new stores. Historically, we have expanded our store base by opening new stores organically. More recently, we also have opportunistically expanded our store base through acquiring former store locations of distressed or bankrupt retailers through the bankruptcy auction or similar process. Our growth strategy continuously evaluates the best opportunities in the marketplace and combines organic new store openings with the acquisition of store locations through alternative means. We follow a contiguous unit growth strategy that combines backfilling existing markets and states with entering new markets and states in a contiguous manner. As of August 2, 2025, we operated 613 retail stores in 34 states.

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

While we are focused on driving comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores. The core elements of our business model are procuring great deals, offering extreme values to our customers, and creating consistent, predictable store growth and margins. In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business. We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers. We also plan to leverage and expand our Ollie’s Army database marketing strategies. In addition, we plan to continue to manage our selling, general, and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of leveraging our fixed costs.

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

Selling, General, and Administrative Expenses

SG&A expenses are comprised of payroll and benefits for store, field support, and support center associates. SG&A also includes marketing and advertising expense, occupancy costs for stores and the store support center, insurance, corporate infrastructure, and other general expenses. The components of our SG&A remain relatively consistent per store and for each new store opening. The components of our SG&A may not be comparable to the components of similar measures of other retailers. Consolidated SG&A generally increases as we grow our store base and as our net sales increase. A significant portion of our expenses are primarily fixed in nature, and we expect to continue to maintain strict discipline while carefully monitoring SG&A as a percentage of net sales. We expect that our SG&A will continue to increase in future periods with future growth.

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

Store Openings and Closings

We opened 29 stores in the second quarter of fiscal 2025, compared to 9 stores in the second quarter of fiscal 2024. Of the 29 store openings, 22 were bankruptcy acquired leases.

Year-to-date, as of August 2, 2025, we have opened 54 stores, compared to 13 stores during the same period in fiscal 2024. Of the 54 store openings, 40 of these were bankruptcy acquired leases.

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

We derived the condensed consolidated statements of income for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 from our unaudited condensed consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$679,556	$578,375	$1,256,323	$1,087,193
Cost of sales	408,218	359,344	747,954	658,804
Gross profit	271,338	219,031	508,369	428,389
Selling, general and administrative expenses	175,476	145,673	340,308	288,092
Depreciation and amortization expenses	9,916	8,004	19,273	15,720
Pre-opening expenses	8,972	4,595	15,628	7,321
Operating income	76,974	60,759	133,160	117,256
Interest income, net	(4,534)	(3,928)	(9,322)	(8,229)
Income before income taxes	81,508	64,687	142,482	125,485
Income tax expense	20,198	15,705	33,612	30,161
Net income	$61,310	$48,982	$108,870	$95,324
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.1	62.1	59.5	60.6
Gross profit	39.9	37.9	40.5	39.4
Selling, general and administrative expenses	25.8	25.2	27.1	26.5
Depreciation and amortization expenses	1.5	1.4	1.5	1.4
Pre-opening expenses	1.3	0.8	1.2	0.7
Operating income	11.3	10.5	10.6	10.8
Interest income, net	(0.7)	(0.7)	(0.7)	(0.8)
Income before income taxes	12.0	11.2	11.3	11.6
Income tax expense	3.0	2.7	2.7	2.8
Net income	9.0%	8.5%	8.7%	8.8%
Select operating data:
Number of store openings	29	9	54	13
Number of store closings	—	—	—	—
Number of stores open at end of period	613	525	613	525
Average net sales per store (2)	$1,138	$1,113	$2,147	$2,106
Comparable stores sales change	5.0%	5.8%	3.9%	4.5%

(1)
Components may not add to totals due to rounding.
(2)
Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	(in thousands)		(in thousands)
Net income	$61,310	$48,982	$108,870	$95,324
Interest income, net	(4,534)	(3,928)	(9,322)	(8,229)
Depreciation and amortization expenses (1)	13,452	10,039	26,261	19,824
Income tax expense	20,198	15,705	33,612	30,161
EBITDA	90,426	70,798	159,421	137,080
Non-cash stock-based compensation expense	3,360	3,652	6,524	6,801
Adjusted EBITDA	$93,786	$74,450	$165,945	$143,881

(1)
Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Second Quarter of Fiscal 2025 Compared to Second Quarter of Fiscal 2024

Net Sales

Net sales increased 17.5% to $679.6 million in the second quarter of fiscal 2025 from $578.4 million in the second quarter of fiscal 2024. The increase in net sales was driven primarily by new store unit growth and an increase in comparable store sales.

Comparable store sales increased 5.0% in the second quarter of fiscal 2025 compared with a 5.8% increase in the second quarter of fiscal 2024. The increase in comparable store sales was driven primarily by an increase in the number of transactions.

Gross Profit and Gross Margin

Gross profit increased 23.9% to $271.3 million in the second quarter of fiscal 2025 from $219.0 million in the second quarter of fiscal 2024. Gross margin increased 200 basis points to 39.9% in the second quarter of fiscal 2025 from 37.9% in the second quarter of fiscal 2024. The increase in gross margin was primarily due to lower supply chain costs and higher merchandise margin.

Selling, General, and Administrative Expenses

SG&A expenses increased 20.5% to $175.5 million in the second quarter of fiscal 2025 from $145.7 million in the second quarter of fiscal 2024. As a percentage of net sales, SG&A expenses increased 60 basis points to 25.8% in the second quarter of fiscal 2025 from 25.2% in the second quarter of fiscal 2024. The increase in SG&A expenses as a percentage of net sales was primarily driven by higher medical and casualty claims, as well as slightly higher store labor expenses.

Pre-Opening Expenses

Pre-opening expenses increased 95.3% to $9.0 million in the second quarter of fiscal 2025 from $4.6 million in the second quarter of fiscal 2024. The increase in pre-opening expenses was primarily driven by new store growth and dark rent of $2.3 million associated with the bankruptcy acquired stores. We opened 29 stores in the second quarter of fiscal 2025 compared to 9 stores in the second quarter of fiscal 2024. Of the 29 store openings, 22 were bankruptcy acquired leases that carried higher levels of dark rent.

Interest Income, Net

Interest income, net was $4.5 million in the second quarter of fiscal 2025 compared with net interest income of $3.9 million in the second quarter of fiscal 2024. The increase in interest income in the second quarter of fiscal 2025 is primarily due to higher average cash and cash equivalent and investments balances compared to the second quarter of fiscal 2024.

Income Tax Expense

Income tax expense increased to $20.2 million in the second quarter of fiscal 2025 compared to $15.7 million in the second quarter of fiscal 2024. The effective tax rates for the second quarters of fiscal 2025 and fiscal 2024 were 24.8% and 24.3%, respectively. The change in the effective tax rate was driven by the impact of higher non-deductible compensation as well as lower discrete items recognized, primarily excess tax benefits related to stock-based compensation.

Net Income

As a result of the foregoing, net income increased to $61.3 million in the second quarter of fiscal 2025 from $49.0 million in the second quarter of fiscal 2024, an increase of $12.3 million or 25.2%.

Adjusted EBITDA

Adjusted EBITDA increased to $93.8 million in the second quarter of fiscal 2025 from $74.5 million in the second quarter of fiscal 2024, an increase of $19.3 million, or 26.0%.

Year-to-Date Fiscal 2025 Compared to Year-to-Date Fiscal 2024

Net Sales

Net sales increased 15.6% to $1.256 billion in the twenty-six weeks ended August 2, 2025 from $1.087 billion in the twenty-six weeks ended August 3, 2024. The increase in net sales was driven primarily by new store unit growth and an increase in comparable store sales.

Comparable store sales increased 3.9% in the twenty-six weeks ended August 2, 2025 compared with a 4.5% increase in the twenty-six weeks ended August 3, 2024. The increase in comparable store sales was driven primarily by an increase in the number of transactions.

Gross Profit and Gross Margin

Gross profit increased 18.7% to $508.4 million in the twenty-six weeks ended August 2, 2025 from $428.4 million in the twenty-six weeks ended August 3, 2024. Gross margin increased 110 basis points to 40.5% in the twenty-six weeks ended August 2, 2025 from 39.4% in the twenty-six weeks ended August 3, 2024. The increase in gross margin was primarily due to lower supply chain costs.

Selling, General, and Administrative Expenses

SG&A expenses increased 18.1% to $340.3 million in the twenty-six weeks ended August 2, 2025 from $288.1 million in the twenty-six weeks ended August 3, 2024. As a percentage of net sales, SG&A expenses increased 60 basis points to 27.1% in the twenty-six weeks ended August 2, 2025 from 26.5% in the twenty-six weeks ended August 3, 2024. The increase in SG&A expenses as a percentage of net sales was primarily driven by higher medical and casualty claims.

Pre-Opening Expenses

Pre-opening expenses increased 113.5% to $15.6 million in the twenty-six weeks ended August 2, 2025 from $7.3 million in the twenty-six weeks ended August 3, 2024. The increase in pre-opening expenses was primarily driven by new store growth and dark rent expense of $4.1 million associated with the bankruptcy acquired stores. We opened 54 stores in the twenty-six weeks ended August 2, 2025 compared to 13 stores in the twenty-six weeks ended August 3, 2024. Of the 54 store openings, 40 of these were bankruptcy acquired leases that carried higher levels of dark rent.

Interest Income, Net

Interest income, net increased to $9.3 million in the twenty-six weeks ended August 2, 2025 from $8.2 million in the twenty-six weeks ended August 3, 2024, primarily due to favorable interest rates and higher average cash and cash equivalent and short-term investments balances.

Income Tax Expense

Income tax expense in the twenty-six weeks ended August 2, 2025 was $33.6 million compared to income tax expense of $30.2 million in the twenty-six weeks ended August 3, 2024. The effective tax rates for the twenty-six weeks ended August 2, 2025 and August 3, 2024 were 23.6% and 24.0%, respectively. The decrease in the effective tax rate was driven by the impact of discrete items recognized, primarily excess tax benefits related to stock-based compensation, partially offset by the impact of higher non-deductible compensation.

Net Income

As a result of the foregoing, net income increased to $108.9 million in the twenty-six weeks ended August 2, 2025 from $95.3 million in the twenty-six weeks ended August 3, 2024, an increase of $13.5 million or 14.2%.

Adjusted EBITDA

Adjusted EBITDA increased to $165.9 million in the twenty-six weeks ended August 2, 2025 from $143.9 million in the twenty-six weeks ended August 3, 2024, an increase of $22.1 million, or 15.3%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility. Our primary cash needs are for capital expenditures and working capital. As of August 2, 2025, we had $90.4 million available to borrow under our Revolving Credit Facility and $317.1 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, lease acquisitions and related build-out costs, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. We spent $26.4 million and $38.3 million for capital expenditures during the second quarters of fiscal 2025 and fiscal 2024, respectively. For the twenty-six weeks ended August 2, 2025, we spent $53.2 million for capital expenditures compared to $65.2 million for the twenty-six weeks ended August 3, 2024. We opened 29 stores during the second quarter of fiscal 2025.

Capital expenditures in 2025 are planned to be approximately $83 to $88 million, primarily for the opening of 85 stores, store-level initiatives at our existing stores, as well as general corporate capital expenditures, including information technology. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

Share Repurchase Program

Between December 15, 2020, and November 30, 2023, our Board of Directors approved and authorized the repurchase of up to $400.0 million of shares of our common stock through three separate approvals, set to expire March 31, 2026. On March 19, 2025, our Board of Directors approved a new share repurchase authorization of an additional $300.0 million of our outstanding common stock, effective through March 31, 2029. The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing. The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic and business conditions, and other corporate considerations. Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility. The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.

During the twenty-six weeks ended August 2, 2025, we repurchased 257,434 shares of our common stock for $28.6 million, inclusive of transaction costs, pursuant to our share repurchase program. During the twenty-six weeks ended August 3, 2024, we repurchased 418,274 shares of our common stock for $31.4 million, inclusive of transaction costs, pursuant to our share repurchase program. These expenditures were funded by cash generated from operations. As of August 2, 2025, we had $304.0 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Twenty-six weeks ended
	August 2, 2025	August 3, 2024
	(in thousands)
Net cash provided by operating activities	$109,414	$84,059
Net cash used in investing activities	(58,010)	(159,398)
Net cash used in financing activities	(25,364)	(20,323)
Net increase (decrease) in cash and cash equivalents	$26,040	$(95,662)

Cash Provided by Operating Activities

Net cash provided by operating activities was $109.4 million for the twenty-six weeks ended August 2, 2025 as compared to net cash provided by operating activities of $84.1 million for the twenty-six weeks ended August 3, 2024. The increase in net cash provided by operating activities for the twenty-six weeks ended August 2, 2025 was primarily due to an increase in net income year over year, partially offset by changes in working capital, most notably the timing of merchandise payments.

Cash Used in Investing Activities

Net cash used in investing activities for the twenty-six weeks ended August 2, 2025 and August 3, 2024 was $58.0 million and $159.4 million, respectively. The decrease in cash used in investing activities is primarily due to an increase in maturities of investment securities, in addition to a decrease in capital expenditures. For the twenty-six weeks ended August 2, 2025, purchases of investments were $232.1 million offset with maturities of investments of $227.2 million. For the twenty-six weeks ended August 3, 2024, purchases of investments were $230.7 million offset with maturities of investments of $136.2 million.

Cash Used in Financing Activities

Net cash used in financing activities for the twenty-six weeks ended August 2, 2025 and August 3, 2024 was $25.4 million and $20.3 million, respectively. The increase in cash used in financing activities is primarily due to a decrease in the proceeds from stock option exercises in the twenty-six weeks ended August 2, 2025 of $9.3 million compared to $14.7 million in the twenty-six weeks ended August 3, 2024.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of August 2, 2025, we had no outstanding variable rate debt.

As of August 2, 2025, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the second quarter of fiscal 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the twenty-six weeks ended August 2, 2025 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
May 4, 2025 through May 31, 2025	45,808	113.07	45,808	$310,320,984
June 1, 2025 through July 5, 2025	39,071	120.23	39,071	$305,667,450
July 6, 2025 through August 2, 2025	12,798	127.48	12,798	$304,023,738
Total	97,677		97,677

(1)
Consists of shares repurchased under the publicly announced share repurchase program.

(2)
Includes commissions for the shares repurchased under the share repurchase program.

(3)
Between December 15, 2020, and November 30, 2023, the Company’s Board of Directors approved and authorized the repurchase of up to $400.0 million of shares of the Company’s common stock through three separate approvals, set to expire March 31, 2026. On March 19, 2025, the Company’s Board of Directors approved a new share repurchase authorization of an additional $300.0 million of the Company’s outstanding common stock, effective through March 31, 2029. Shares to be repurchased are subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of August 2, 2025, the Company had $304.0 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

ITEM 5.
OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the thirteen weeks ended August 2, 2025, certain of our executives entered into written plans for the purchase or sale of our securities through a broker that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

The material terms of these trading plans are set forth in the table below.

Director/Officer	Action & Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale?
Eric van der Valk,	Adoption	September 29, 2025	July 30, 2026	Common Stock	8,831 (3)	Sale
President and Chief Executive Officer	June 30, 2025
Larry Kraus,	Adoption	October 6, 2025	July 7, 2026	Common Stock	12,080	Sale
Senior Vice President, Chief Information Officer	July 7, 2025
John Swygert,	Adoption	September 22, 2025	June 23, 2026	Common Stock	131,199 (3)	Sale
Executive Chairman of the Board	June 23, 2025

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

ITEM 6.
EXHIBITS

Exhibit No.	Description of Exhibits
†10.20	Ollie’s Bargain Outlet Holdings, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Form S-8 Registration Statement filed by the Company on June 18, 2025 (No. 333-288146)).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

**101.SCH	Inline XBRL Taxonomy Extension Schema Document.

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†
Previously filed.

*
Filed herewith.

**
Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: September 3, 2025	/s/	Robert Helm

Robert Helm
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)