Form 10-Q
period 2025-11-01
Ollie's Bargain Outlet Holdings, Inc.
filed 2025-12-09
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of December 3, 2025 was 61,332,549.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net sales	$613,619	$517,428	$1,869,942	$1,604,621
Cost of sales	359,965	302,969	1,107,919	961,773
Gross profit	253,654	214,459	762,023	642,848
Selling, general, and administrative expenses	180,273	154,467	520,581	442,559
Depreciation and amortization expenses	10,566	8,296	29,839	24,016
Pre-opening expenses	7,401	7,174	23,029	14,495
Operating income	55,414	44,522	188,574	161,778
Interest income, net	(4,524)	(4,028)	(13,846)	(12,257)
Income before income taxes	59,938	48,550	202,420	174,035
Income tax expense	13,766	12,666	47,378	42,827
Net income	$46,172	$35,884	$155,042	$131,208
Earnings per common share:
Basic	$0.75	$0.59	$2.53	$2.14
Diluted	$0.75	$0.58	$2.51	$2.13
Weighted average common shares outstanding:
Basic	61,346	61,330	61,343	61,341
Diluted	61,814	61,764	61,809	61,742

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	November 1,	February 1,	November 2,
Assets	2025	2025	2024
Current assets:
Cash and cash equivalents	$144,699	$205,123	$128,685
Short-term investments	41,315	223,546	175,226
Inventories	702,832	552,542	607,331
Accounts receivable	2,537	2,352	2,367
Prepaid expenses and other current assets	12,421	10,228	10,178
Total current assets	903,804	993,791	923,787
Property and equipment, net of accumulated depreciation of
$261,412, $226,549, and $214,307 respectively	374,014	334,961	322,214
Operating lease right-of-use assets	652,723	554,737	547,284
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Long-term investments	246,149	-	-
Other assets	2,944	2,247	2,148
Total assets	$2,855,043	$2,561,145	$2,470,842
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$621	$556	$621
Accounts payable	155,882	130,279	131,515
Income taxes payable	-	1,707	-
Current portion of operating lease liabilities	95,680	83,944	93,199
Accrued expenses and other current liabilities	109,410	87,855	91,772
Total current liabilities	361,593	304,341	317,107
Long-term debt	1,102	1,040	1,003
Deferred income taxes	86,450	81,124	73,073
Long-term portion of operating lease liabilities	573,308	479,330	462,687
Total liabilities	1,022,453	865,835	853,870
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 67,832, 67,462, and 67,333 shares issued, respectively	68	67	67
Additional paid-in capital	757,721	735,284	719,751
Retained earnings	1,522,755	1,367,713	1,299,159
Treasury - common stock, at cost; 6,459, 6,113, and 6,060 shares,
respectively	(447,954)	(407,754)	(402,005)
Total stockholders’ equity	1,832,590	1,695,310	1,616,972
Total liabilities and stockholders’ equity	$2,855,043	$2,561,145	$2,470,842

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Thirteen weeks ended November 1, 2025 and November 2, 2024
	Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance as of August 2, 2025	67,700	$68	(6,371)	$(436,377)	$745,636	$1,476,583	$1,785,910
Stock-based compensation expense	-	-	-	-	3,282	-	3,282
Proceeds from stock options exercised	130	-	-	-	8,979	-	8,979
Vesting of restricted stock	3	-	-	-	-	-	-
Common shares withheld for taxes	(1)	-	-	-	(176)	-	(176)
Shares repurchased	-	-	(88)	(11,577)	-	-	(11,577)
Net income	-	-	-	-	-	46,172	46,172
Balance as of November 1, 2025	67,832	$68	(6,459)	$(447,954)	$757,721	$1,522,755	$1,832,590

Balance as of August 3, 2024	67,282	$67	(5,891)	$(386,180)	$713,509	$1,263,275	$1,590,671
Stock-based compensation expense	-	-	-	-	3,606	-	3,606
Proceeds from stock options exercised	49	-	-	-	2,752	-	2,752
Vesting of restricted stock	3	-	-	-	-	-	-
Common shares withheld for taxes	(1)	-	-	-	(116)	-	(116)
Shares repurchased	-	-	(169)	(15,825)	-	-	(15,825)
Net income	-	-	-	-	-	35,884	35,884
Balance as of November 2, 2024	67,333	$67	(6,060)	$(402,005)	$719,751	$1,299,159	$1,616,972

	Thirty-nine weeks ended November 1, 2025 and November 2, 2024
	Common stock		Treasury stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance as of February 1, 2025	67,462	$67	(6,113)	$(407,754)	$735,284	$1,367,713	$1,695,310
Stock-based compensation expense	-	-	-	-	9,806	-	9,806
Proceeds from stock options exercised	276	-	-	-	18,316	-	18,316
Vesting of restricted stock	146	1	-	-	-	-	1
Common shares withheld for taxes	(52)	-	-	-	(5,685)	-	(5,685)
Shares repurchased	-	-	(346)	(40,200)	-	-	(40,200)
Net income	-	-	-	-	-	155,042	155,042
Balance as of November 1, 2025	67,832	$68	(6,459)	$(447,954)	$757,721	$1,522,755	$1,832,590

Balance as of February 3, 2024	66,927	$67	(5,473)	$(354,745)	$694,959	$1,167,951	$1,508,232
Stock-based compensation expense	-	-	-	-	10,407	-	10,407
Proceeds from stock options exercised	326	-	-	-	17,472	-	17,472
Vesting of restricted stock	119	-	-	-	-	-	-
Common shares withheld for taxes	(39)	-	-	-	(3,087)	-	(3,087)
Shares repurchased	-	-	(587)	(47,260)	-	-	(47,260)
Net income	-	-	-	-	-	131,208	131,208
Balance as of November 2, 2024	67,333	$67	(6,060)	$(402,005)	$719,751	$1,299,159	$1,616,972

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Thirty-nine weeks ended
	November 1,	November 2,
	2025	2024
Cash Flows from Operating Activities:
Net income	$155,042	$131,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	40,449	31,407
Amortization of debt issuance costs	40	39
Gain on sale of assets	(253)	(27)
Deferred income tax provision	5,326	1,196
Stock-based compensation expense	9,806	10,407
Other	(1,403)	(694)
Changes in operating assets and liabilities:
Inventories	(150,290)	(101,541)
Accounts receivable	(185)	(35)
Prepaid expenses and other assets	(2,955)	(24)
Accounts payable	25,738	5,289
Income taxes payable	(1,707)	(14,744)
Accrued expenses and other liabilities	34,564	17,213
Net cash provided by operating activities	114,172	79,694
Cash Flows from Investing Activities:
Capital expenditures	(83,888)	(96,170)
Proceeds from sale of property and equipment	289	276
Purchases of investments	(363,355)	(351,263)
Maturities of investments	300,840	263,711
Net cash used in investing activities	(146,114)	(183,446)
Cash Flows from Financing Activities:
Repayments on finance leases	(914)	(841)
Proceeds from stock option exercises	18,317	17,363
Common shares withheld for taxes	(5,685)	(3,087)
Payment for shares repurchased	(40,200)	(47,260)
Net cash used in financing activities	(28,482)	(33,825)
Net increase (decrease) in cash and cash equivalents	(60,424)	(137,577)
Cash and cash equivalents, beginning of the period	205,123	266,262
Cash and cash equivalents, end of the period	$144,699	$128,685
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$357	$336
Income taxes	$44,975	$60,696
Non-cash investing activities:
Accrued purchases of property and equipment	$6,979	$7,236

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
 (Unaudited)

(1)	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referred to as the “Company” or “Ollie’s”) is a leading off-price retailer of brand name household products.  The Company principally buys and sells overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products featuring names exclusive to Ollie’s in order to provide consistently value-priced goods in select key merchandise categories.

Since its first store opened in 1982, the Company has grown to 645 retail stores in 34 states as of November 1, 2025. Ollie’s retail stores are operated and located in the following states: Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia, and Wisconsin.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year.  References to the thirteen weeks ended November 1, 2025 and November 2, 2024 refer to the thirteen weeks from August 3, 2025 to November 1, 2025 and from August 4, 2024 to November 2, 2024, respectively. References to the year-to-date periods ending November 1, 2025 and November 2, 2024 refer to the thirty-nine weeks from February 2, 2025 to November 1, 2025 and from February 4, 2024 to November 2, 2024, respectively. References to “2024” refer to the fiscal year ended February 1, 2025 and references to “2025” refer to the fiscal year ending January 31, 2026.  Both periods consist of 52 weeks.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The condensed consolidated balance sheets as of November 1, 2025 and November 2, 2024, and the condensed consolidated statements of income and stockholders’ equity for the thirteen weeks and thirty-nine weeks ended November 1, 2025 and November 2, 2024, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 have been prepared by the Company and are unaudited. There is some seasonality to the Company’s business, and results of operations for the interim periods presented are not necessarily indicative of operating results for 2025 or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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
 November 1, 2025 and November 2, 2024
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

As of November 1, 2025, February 1, 2025, and November 2, 2024, the Company’s investment securities are classified as held-to-maturity since the Company has the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of November 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$18,700	$2	$(1)	$18,701
Corporate Bonds	22,615	53	(428)	22,240
Total	$41,315	$55	$(429)	$40,941
Long-term:
Treasury Bonds	$40,218	$-	$(242)	$39,976
Municipal Bonds	25,349	-	(344)	25,005
Corporate Bonds	180,582	9,654	(1,553)	188,683
Total	$246,149	$9,654	$(2,139)	$253,664

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
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

Short-term investment securities as of November 1, 2025, February 1, 2025, and November 2, 2024 all mature in one year or less. Long-term investment securities as of November 1, 2025 all mature after one year.

(f)	Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which modifies the disclosure requirements for income taxes. This ASU requires disclosure of tabular statutory to effective rate reconciliation in both percentages and dollars, additional disaggregated rate reconciliation categories and disaggregation of both income taxes paid and income tax expense by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024. The Company expects this ASU to only impact its disclosures with no impact to its results of operations, cash flows, and financial condition.

In November 2024, the FASB issued ASU 2024-03 “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, within relevant income statement captions. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 to its consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
 (Unaudited)

In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modernizes the capitalization criteria for internal-use software by eliminating references to project stages and clarifying the threshold applied to begin capitalizing costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.  The Company is currently evaluating the impact of ASU 2025-06 to its consolidated financial statements.

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

	Thirty-nine weeks ended
	November 1, 2025	November 2, 2024
	(in thousands)
Beginning balance	$13,239	$10,159
Revenue deferred	20,538	13,957
Revenue recognized	(19,334)	(12,480)
Ending balance	$14,443	$11,636

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
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

	Thirty-nine weeks ended
	November 1, 2025	November 2, 2024
	(in thousands)
Beginning balance	$2,766	$2,650
Gift card issuances	3,059	4,295
Gift card redemption and breakage	(3,283)	(4,478)
Ending balance	$2,542	$2,467

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
 (Unaudited)

The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in thousands, except per share amounts)		(in thousands, except per share amounts)

Net income	$46,172	$35,884	$155,042	$131,208
Weighted average number of common shares outstanding – Basic	61,346	61,330	61,343	61,341
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	468	434	466	401
Weighted average number of common shares outstanding - Diluted	61,814	61,764	61,809	61,742
Earnings per common share – Basic	$0.75	$0.59	$2.53	$2.14
Earnings per common share - Diluted	$0.75	$0.58	$2.51	$2.13

The effect of the weighted average assumed exercise of stock options outstanding totaling 105,571 and 150,597 for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, and 94,591 and 322,857 for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 1,216 and 4,023 for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, and 11,987 and 1,505 for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(4)	Leases

The Company generally leases its stores, offices, and distribution facilities under operating leases that expire at various dates through 2038.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales.  A majority of the Company’s leases also require a payment for all or a portion of common-area maintenance, insurance, real estate taxes, water and sewer costs, and repairs, on a fixed or variable payment basis.  Most leases contain options to renew for three to five successive five-year periods. Many of our lease agreements provide options to extend the lease term beyond the initial non-cancelable period. At lease commencement, we generally include only the initial term in the lease liability and right-of-use asset, as we have determined that renewal options are not reasonably certain to be exercised. Renewal decisions are generally at our sole discretion. Upon renewal of an expiring lease, we reassess the terms and include in the lease term any extension periods that are reasonably certain to be exercised. For leases acquired through bankruptcy proceedings, we typically include option periods in the lease term, as the economic penalty associated with the acquisition cost makes renewal reasonably certain. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement contains a lease at the inception of a contract.  All of the Company’s leases are classified as operating leases and the associated assets and liabilities are presented as separate captions in the consolidated balance sheets.  Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
 (Unaudited)

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of November 1, 2025:

November 1, 2025
(in thousands)
Remainder of 2025	$18,124
2026	139,592
2027	129,421
2028	114,116
2029	93,648
Thereafter	321,335
Total undiscounted lease payments (1)	816,236
Less: Imputed interest	(147,248)
Total lease obligations	668,988
Less: Current obligations under leases	(95,680)
Long-term lease obligations	$573,308

(1)	Lease obligations exclude $43.2 million of minimum lease payments for leases signed but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Thirty-nine weeks ended
	November 1, 2025	November 2, 2024
	(dollars in thousands)
Cash paid for operating leases	$103,624	$86,796
Operating lease cost	100,679	84,716
Variable lease cost	15,267	13,310
Non-cash right-of-use assets obtained in exchange for lease obligations	114,957	89,914
Weighted-average remaining lease term	8.2 years	7.3 years
Weighted-average discount rate	4.5%	4.2%

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
 (Unaudited)

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

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	November 1, 2025	February 1, 2025	November 2, 2024
	(in thousands)
Compensation and benefits	$26,316	$20,605	$23,116
Deferred revenue	17,579	16,006	14,103
Sales and use taxes	14,090	9,034	12,770
Insurance	11,135	8,495	9,349
Advertising	7,535	2,178	5,092
Freight	7,279	7,258	3,208
Real estate	6,651	5,114	4,719
Property and equipment	4,277	5,570	4,399
Other	14,548	13,595	15,016
	$109,410	$87,855	$91,772

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
 November 1, 2025 and November 2, 2024
 (Unaudited)

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

Under the terms of the Revolving Credit Facility, as of November 1, 2025, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of November 1, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility, with $88.1 million of borrowing availability, outstanding letters of credit commitments of $11.7 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  The Company was in compliance with all terms of the Credit Facility during the thirty-nine weeks ended November 1, 2025.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of November 1, 2025, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including pro forma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The effective income tax rates for the thirteen weeks ended November 1, 2025 and November 2, 2024 were 23.0% and 26.1%, respectively.  The effective income tax rates for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 were 23.4% and 24.6%, respectively. The change in the effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2025 was driven by the impact of discrete items recognized, primarily excess tax benefits related to stock-based compensation, partially offset by the impact of higher non-deductible compensation.

On July 4, 2025, the U.S. federal government enacted the “One Big Beautiful Bill Act” resulting in significant changes to the federal tax code, most notably the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatment for certain business provisions.  The Company has evaluated and incorporated the effects of the legislation in its income tax provision for the thirty-nine weeks ended November 1, 2025.  The legislation did not materially impact the Company’s consolidated financial statements.

The Company is subject to tax in the United States. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, state and local tax authorities for tax years 2020 and prior.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
 (Unaudited)

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

As of November 1, 2025, there were 4,907,127 shares available for grant under the 2025 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the thirty-nine weeks ended November 1, 2025 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
	(in thousands, except share and per share amounts)
Outstanding at February 1, 2025	783,663	$61.85
Granted	99,718	111.16
Forfeited	(3,893)	56.92
Exercised	(276,537)	66.24
Outstanding at November 1, 2025	602,951	68.03	7.1
Exercisable at November 1, 2025	270,304	$58.19	5.8

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
 (Unaudited)

The weighted average grant date fair value per option for options granted during the thirty-nine weeks ended November 1, 2025 and November 2, 2024 was $53.80 and $39.27, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirty-nine weeks ended
	November 1, 2025	November 2, 2024
Risk-free interest rate	4.08%	4.27%
Expected dividend yield	—	—
Expected life (years)	5.32 years	6.25 years
Expected volatility	48.20%	47.63%

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

A summary of the Company’s RSU activity and related information for the thirty-nine weeks ended November 1, 2025 is as follows:

	Number of shares	Weighted average grant date fair value
Non-vested balance at February 1, 2025	385,122	$62.89
Granted	121,126	113.38
Forfeited	(18,657)	77.40
Vested	(146,035)	61.56
Non-vested balance at November 1, 2025	341,556	$80.57

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
(Unaudited)

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs, which have been recorded within selling, general, and administrative expenses on the condensed consolidated statements of income, related to the Company’s equity incentive plans was $3.3 million and $3.6 million for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, and $9.8 million and $10.4 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.

As of November 1, 2025, there was $27.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years.  Compensation costs related to awards are recognized using the straight-line method.

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

Share Repurchase Program

Between December 15, 2020, and November 30, 2023, the Company’s Board of Directors approved and authorized the repurchase of up to $400.0 million of shares of the Company’s common stock through three separate approvals, effective through March 31, 2026. On March 19, 2025, the Company’s Board of Directors approved a new share repurchase authorization of an additional $300.0 million of the Company’s outstanding common stock, effective through March 31, 2029.

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

During the thirty-nine weeks ended November 1, 2025, the Company repurchased 346,032 shares of its common stock for $40.2 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash on hand. As of November 1, 2025, the Company had $292.5 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
 (Unaudited)

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

The following table summarizes the percentage of net sales by each product group for each period presented:

	Thirteen weeks ended				Thirty-nine weeks ended
	November 1, 2025		November 2, 2024		November 1, 2025		November 2, 2024
	(in thousands)				(in thousands)
Consumables (1)	$222,288	36.2%	$186,491	36.0%	$609,011	32.6%	$527,396	32.9%
Home (1)	179,135	29.2%	151,451	29.3%	533,660	28.5%	446,510	27.8%
Seasonal	87,868	14.3%	72,923	14.1%	354,759	19.0%	309,034	19.3%
Other	124,328	20.3%	106,563	20.6%	372,512	19.9%	321,681	20.0%
Total	$613,619	100.0%	$517,428	100.0%	$1,869,942	100.0%	$1,604,621	100.0%

(1)
In fiscal 2024, the Company reclassified certain products out of the Home category and into the Consumables category. These products included cleaning supplies, floor care, and other products such as paper goods. Prior periods have been adjusted for comparability.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements
 November 1, 2025 and November 2, 2024
 (Unaudited)

Our single segment net sales, net income, and significant expenses are as follows for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$613,619	$517,428	$1,869,942	$1,604,621
Cost of sales	359,965	302,969	1,107,919	961,773
Selling, general, and administrative expenses other	120,820	101,707	353,006	294,688
Occupancy	36,552	30,094	105,013	89,713
Advertising expenses(1)	19,619	19,060	52,756	47,751
Depreciation and amortization expenses(2)	10,566	8,296	29,839	24,016
Stock-based compensation expense	3,282	3,606	9,806	10,407
Pre-opening expenses	7,401	7,174	23,029	14,495
Interest income, net	(4,524)	(4,028)	(13,846)	(12,257)
Income tax expense	13,766	12,666	47,378	42,827
Net income	$46,172	$35,884	$155,042	$131,208

(1)	Expenses reported in operating expenses excludes advertising expenses recorded in pre-opening.

(2)	Expenses reported in operating expenses excludes depreciation and amortization recorded in cost of sales.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following calendar year. References to “2025” refer to the 52-week period of February 2, 2025 to January 31, 2026. References to “2024” refer to the 52-week period of February 4, 2024 to February 1, 2025.  References to the “third quarter of fiscal 2025” and the “third quarter of fiscal 2024” refer to the thirteen weeks of August 3, 2025 to November 1, 2025 and August 4, 2024 to November 2, 2024, respectively. Year-to-date periods ended November 1, 2025 and November 2, 2024 refer to the thirty-nine weeks of February 2, 2025 to November 1, 2025 and February 4, 2024 to November 2, 2024, respectively. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Index
Overview

Ollie’s is a leading off-price retailer of brand name household products. Since our founding in 1982, our mission has been to sell Good Stuff Cheap®. We do this through a flexible buying model that focuses on closeout merchandise and excess inventory from suppliers and manufacturers around the world. Our stores offer Real Brands! Real Bargains! ® in a treasure hunt environment at prices up to 70% below traditional retailers.

Our Growth Strategy

Since the founding of Ollie’s in 1982, our principal growth strategy has been the opening of new stores. Historically, we have expanded our store base by opening new stores organically. More recently, we also have opportunistically expanded our store base through acquiring former store locations of distressed or bankrupt retailers through the bankruptcy auction or similar process. Our new store growth strategy continuously evaluates the best opportunities in the marketplace and combines organic new store openings with the acquisition of store locations through alternative means. We follow a contiguous unit growth strategy that combines backfilling existing markets and states with entering new markets and states in a contiguous manner. As of November 1, 2025, we operated 645 retail stores in 34 states.

The size and configuration of each of our stores is different and we do not pursue a singular store prototype. Our average store size across our existing base of stores is slightly above 32,000 square feet and we operate stores ranging from 18,000 to 50,000 square feet in size. For new stores, we target a store size of approximately 30,000 square feet, an upfront cash investment of approximately $1 million, net sales of approximately $4 million, and a four-wall profit margin in the mid-teens percentage rate. The upfront cash investment target of approximately $1 million includes store fixtures and equipment, store-level and distribution center inventory (net of payables), and pre-opening expenses.  For new stores where the leases were acquired through the bankruptcy process, we incur additional pre-opening costs in the form of dark rent and buildout costs.

Our stores are supported by four distribution centers, one each in York, PA, Commerce, GA, Lancaster, TX, and Princeton, IL. We completed the construction of our Princeton, IL distribution center in the second quarter of 2024 and began shipping product in July 2024. With the addition of our fourth distribution center, we believe our distribution capabilities support up to approximately 750 stores.

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

Index
While we are focused on increasing comparable store sales and managing our expenses, our revenue and profitability growth will primarily come from opening new stores.  The core elements of our business model are procuring great deals, offering extreme values to our customers, and creating consistent, predictable store growth and margins.  In addition, our new stores generally open strong, immediately contributing to the growth in net sales and profitability of our business.  We plan to achieve continued net sales growth, including comparable stores sales, by adding stores to our store base and by continuing to provide quality merchandise at a value for our customers as we scale and gain more access to purchase directly from major manufacturers.  We also plan to leverage and expand our Ollie’s Army database marketing strategies.  In addition, we plan to continue to manage our selling, general, and administrative expenses (“SG&A”) by continuing to make process improvements and by maintaining our standard policy of leveraging our fixed costs.

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

Our key competitive advantage is our flexible buying model that focuses on closeout merchandise and excess inventory from suppliers and manufacturers around the world.  As such, we strive to build direct buying relationships with many major manufacturers, wholesalers, distributors, brokers, and retailers for our brand name closeout products and unbranded goods.  We also augment our product mix with private label brands.  As we continue to grow, we believe our increased scale will provide us with even greater access to brand name closeout products as major manufacturers seek a single buyer to acquire an entire deal.

How We Assess the Performance of Our Business and Key Line Items

We consider a variety of financial and operating measures in assessing the performance of our business.  The key measures we use are number of new stores, net sales, comparable store sales, gross profit and gross margin, SG&A, pre-opening expenses, operating income, EBITDA and Adjusted EBITDA.

Number of New Stores

The number of new stores reflects the number of stores opened during a particular reporting period.  Before we open new stores, we incur pre-opening expenses described below under “Pre-Opening Expenses” and we make an initial investment in inventory.  We also make initial capital investments in fixtures and equipment, and in some cases store buildout, which we amortize over time.

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

Pre-Opening Expenses

Pre-opening expenses consist of expenses of opening new stores and distribution centers, as well as store remodel and closing costs. For organic new store openings, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses, and store setup costs. For new stores where the leases were acquired through the bankruptcy or similar process, we incur additional pre-opening costs in the form of dark rent and buildout costs. For opening distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses, and occupancy costs. Store remodel costs primarily consist of payroll expenses, travel expenses, and store setup costs expensed as they are incurred. Store closing costs primarily consist of insurance deductibles, rent, and store payroll.

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

Store Openings and Closings

We opened 32 stores in the third quarter of fiscal 2025, compared to 24 store openings and three store closings in the third quarter of fiscal 2024. Of the 32 store openings, 23 were bankruptcy acquired leases.

Year-to-date, as of November 1, 2025, we have opened 86 stores, compared to 37 store openings and three store closings during the same period in fiscal 2024. Of the 86 store openings, 63 were bankruptcy acquired leases.

Seasonality

There is some seasonality to our business, and demand is generally the highest in our fourth fiscal quarter due to the holiday sales season.  To prepare for the holiday sales season, we must order and keep in stock more merchandise than we carry during other times of the year and generally engage in additional marketing efforts.  We expect inventory levels, along with accounts payable and accrued expenses, to reach their highest levels in our third and fourth fiscal quarters in anticipation of increased net sales during the holiday sales season.  As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year.  Because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by economic cycles which correspond with declines in general consumer spending habits, and we believe we still benefit from periods of increased consumer spending.

Index
Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	( $ in thousands)		($ in thousands)
Condensed consolidated statements of income data:
Net sales	$613,619	$517,428	$1,869,942	$1,604,621
Cost of sales	359,965	302,969	1,107,919	961,773
Gross profit	253,654	214,459	762,023	642,848
Selling, general and administrative expenses	180,273	154,467	520,581	442,559
Depreciation and amortization expenses	10,566	8,296	29,839	24,016
Pre-opening expenses	7,401	7,174	23,029	14,495
Operating income	55,414	44,522	188,574	161,778
Interest income, net	(4,524)	(4,028)	(13,846)	(12,257)
Income before income taxes	59,938	48,550	202,420	174,035
Income tax expense	13,766	12,666	47,378	42,827
Net income	$46,172	$35,884	$155,042	$131,208
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.7	58.6	59.2	59.9
Gross profit	41.3	41.4	40.8	40.1
Selling, general and administrative expenses	29.4	29.9	27.8	27.6
Depreciation and amortization expenses	1.7	1.6	1.6	1.5
Pre-opening expenses	1.2	1.4	1.2	0.9
Operating income	9.0	8.6	10.1	10.1
Interest income, net	(0.7)	(0.8)	(0.7)	(0.8)
Income before income taxes	9.8	9.4	10.8	10.8
Income tax expense	2.2	2.4	2.5	2.7
Net income	7.5%	6.9%	8.3%	8.2%
Select operating data:
Number of store openings	32	24	86	37
Number of store closings	—	(3)	—	(3)
Number of stores open at end of period	645	546	645	546
Average net sales per store (2)	$976	$965	$3,118	$3,071
Comparable stores sales change	3.3%	(0.5)%	3.7%	2.8%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	(in thousands)		(in thousands)
Net income	$46,172	$35,884	$155,042	$131,208
Interest income, net	(4,524)	(4,028)	(13,846)	(12,257)
Depreciation and amortization expenses (1)	14,188	11,712	40,449	31,536
Income tax expense	13,766	12,666	47,378	42,827
EBITDA	69,602	56,234	229,023	193,314
Non-cash stock-based compensation expense	3,282	3,606	9,806	10,407
Adjusted EBITDA	$72,884	$59,840	$238,829	$203,721

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Third quarter of Fiscal 2025 Compared to Third quarter of Fiscal 2024

Net Sales

Net sales increased 18.6% to $613.6 million in the third quarter of fiscal 2025 from $517.4 million in the third quarter of fiscal 2024. The increase in net sales was driven primarily by new store unit growth and an increase in comparable store sales.

Comparable store sales increased 3.3% in the third quarter of fiscal 2025 compared with a 0.5% decrease in the third quarter of fiscal 2024. The increase in comparable store sales was driven primarily by an increase in the number of transactions, partially offset by a decrease in the average basket, which was driven by a decline in the average ticket price.

Gross Profit and Gross Margin

Gross profit increased 18.3% to $253.7 million in the third quarter of fiscal 2025 from $214.5 million in the third quarter of fiscal 2024. Gross margin decreased 10 basis points to 41.3% in the third quarter of fiscal 2025 from 41.4% in the third quarter of fiscal 2024.  The decrease in gross margin was primarily driven by higher supply chain costs, including incremental tariff expenses, partially offset by higher merchandise margins.

Selling, General, and Administrative Expenses

SG&A expenses increased to $180.3 million in the third quarter of fiscal 2025 from $154.5 million in the third quarter of fiscal 2024, an increase of $25.8 million, or 16.7%, primarily driven by higher selling expenses related to new store growth. As a percentage of net sales, SG&A expenses decreased 50 basis points to 29.4% in the third quarter of fiscal 2025 from 29.9% in the third quarter of fiscal 2024. The decrease in SG&A expenses as a percentage of net sales was primarily driven by lower professional service expenses, lower stock-based compensation, and leverage from the continued optimization of our marketing spend.

Pre-Opening Expenses

Pre-opening expenses increased 3.2% to $7.4 million in the third quarter of fiscal 2025 from $7.2 million in the third quarter of fiscal 2024. The increase in pre-opening expenses was primarily driven by new store growth and dark rent of $1.0 million associated with the bankruptcy acquired stores. We opened 32 stores in the third quarter of fiscal 2025 compared to 24 stores opened and 3 stores closed in the third quarter of fiscal 2024.  Of the 32 store openings, 23 were bankruptcy acquired leases that carried higher levels of dark rent.

Index
Interest Income, Net

Interest income, net was $4.5 million in the third quarter of fiscal 2025 compared with net interest income of $4.0 million in the third quarter of fiscal 2024. The increase in interest income in the third quarter of fiscal 2025 is primarily due to higher average cash and cash equivalent and investments balances, partially offset by lower rates.

Income Tax Expense

Income tax expense increased to $13.8 million in the third quarter of fiscal 2025 compared to $12.7 million in the third quarter of fiscal 2024. The effective tax rates for the third quarters of fiscal 2025 and fiscal 2024 were 23.0% and 26.1%, respectively.  The change in the effective tax rate was driven by the impact of discrete items recognized, primarily excess tax benefits related to stock-based compensation, partially offset by the impact of higher non-deductible compensation.

Net Income

As a result of the foregoing, net income increased to $46.2 million in the third quarter of fiscal 2025 from $35.9 million in the third quarter of fiscal 2024, an increase of $10.3 million or 28.7%.

Adjusted EBITDA

Adjusted EBITDA increased to $72.9 million in the third quarter of fiscal 2025 from $59.8 million in the third quarter of fiscal 2024, an increase of $13.0 million, or 21.8%.

Year-to-Date Fiscal 2025 Compared to Year-to-Date Fiscal 2024

Net Sales

Net sales increased 16.6% to $1.870 billion in the thirty-nine weeks ended November 1, 2025 from $1.605 billion in the thirty-nine weeks ended November 2, 2024.  The increase in net sales was driven primarily by new store unit growth and an increase in comparable store sales.

Comparable store sales increased 3.7% in the thirty-nine weeks ended November 1, 2025 compared with a 2.8% increase in the thirty-nine weeks ended November 2, 2024. The increase in comparable store sales was driven primarily by an increase in the number of transactions, partially offset by a decrease in the average basket, which was driven by a decline in the average ticket price.

Gross Profit and Gross Margin

Gross profit increased 18.6% to $762.0 million in the thirty-nine weeks ended November 1, 2025 from $642.8 million in the thirty-nine weeks ended November 2, 2024. Gross margin increased 70 basis points to 40.8% in the thirty-nine weeks ended November 1, 2025 from 40.1% in the thirty-nine weeks ended November 2, 2024.  The increase in gross margin was primarily due to higher merchandise margins, partially offset by higher supply chain costs, including incremental tariff expense.

Selling, General, and Administrative Expenses

SG&A expenses increased to $520.6 million in the thirty-nine weeks ended November 1, 2025 from $442.6 million in the thirty-nine weeks ended November 2, 2024, an increase of $78.0 million, or 17.6%, primarily driven by higher selling expenses related to new store growth. As a percentage of net sales, SG&A expenses increased 20 basis points to 27.8% in the thirty-nine weeks ended November 1, 2025 from 27.6% in the thirty-nine weeks ended November 2, 2024.  The increase in SG&A expenses as a percentage of net sales was primarily driven by higher medical and casualty claims, partially offset by the leverage of fixed costs from higher sales.

Pre-Opening Expenses

Pre-opening expenses increased 58.9% to $23.0 million in the thirty-nine weeks ended November 1, 2025 from $14.5 million in the thirty-nine weeks ended November 2, 2024. The increase in pre-opening expenses was primarily driven by new store growth and dark rent expense of $5.1 million associated with the bankruptcy acquired stores. We opened 86 stores in the thirty-nine weeks ended November 1, 2025 compared to 37 stores opened and three stores closed in the thirty-nine weeks ended November 2, 2024. Of the 86 store openings, 63 of these were bankruptcy acquired leases that carried higher levels of dark rent.

Index
Interest Income, Net

Interest income, net increased to $13.8 million in the thirty-nine weeks ended November 1, 2025 from $12.3 million in the thirty-nine weeks ended November 2, 2024, primarily due to higher average cash and cash equivalent and short-term investments balances, partially offset by lower rates.

Income Tax Expense

Income tax expense in the thirty-nine weeks ended November 1, 2025 was $47.4 million compared to income tax expense of $42.8 million in the thirty-nine weeks ended November 2, 2024. The effective tax rates for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 were 23.4% and 24.6%, respectively. The decrease in the effective tax rate was driven by the impact of discrete items recognized, primarily excess tax benefits related to stock-based compensation, partially offset by the impact of higher non-deductible compensation.

Net Income

As a result of the foregoing, net income increased to $155.0 million in the thirty-nine weeks ended November 1, 2025 from $131.2 million in the thirty-nine weeks ended November 2, 2024, an increase of $23.8 million or 18.2%.

Adjusted EBITDA

Adjusted EBITDA increased to $238.8 million in the thirty-nine weeks ended November 1, 2025 from $203.7 million in the thirty-nine weeks ended November 2, 2024, an increase of $35.1 million, or 17.3%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of November 1, 2025, we had $88.1 million available to borrow under our Revolving Credit Facility and $186 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, lease acquisitions and related build-out costs, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. We spent $30.7 million and $31.0 million for capital expenditures during the third quarters of fiscal 2025 and fiscal 2024, respectively. For the thirty-nine weeks ended November 1, 2025, we spent $83.9 million for capital expenditures compared to $96.2 million for the thirty-nine weeks ended November 2, 2024. We opened 32 stores during the third quarter of fiscal 2025.

Capital expenditures in 2025 are planned to be approximately $88 million, primarily for the opening of 86 stores, store-level initiatives at our existing stores, as well as general corporate capital expenditures, including information technology.  We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

Share Repurchase Program

Between December 15, 2020, and November 30, 2023, our Board of Directors approved and authorized the repurchase of up to $400.0 million of shares of our common stock through three separate approvals, effective through March 31, 2026. On March 19, 2025, our Board of Directors approved a new share repurchase authorization of an additional $300.0 million of our outstanding common stock, effective through March 31, 2029.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board of Directors at any time.

During the thirty-nine weeks ended November 1, 2025, we repurchased 346,032 shares of our common stock for $40.2 million, inclusive of transaction costs, pursuant to our share repurchase program. During the thirty-nine weeks ended November 2, 2024, we repurchased 587,633 shares of our common stock for $47.3 million, inclusive of transaction costs, pursuant to our share repurchase program. These expenditures were funded by cash generated from operations. As of November 1, 2025, we had $292.5 million remaining under our share repurchase authorization. There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Thirty-nine weeks ended
	November 1, 2025	November 2, 2024
	(in thousands)
Net cash provided by operating activities	$114,172	$79,694
Net cash used in investing activities	(146,114)	(183,446)
Net cash used in financing activities	(28,482)	(33,825)
Net increase (decrease) in cash and cash equivalents	$(60,424)	$(137,577)

Cash Provided by Operating Activities

Net cash provided by operating activities was $114.2 million for the thirty-nine weeks ended November 1, 2025 as compared to net cash provided by operating activities of $79.7 million for the thirty-nine weeks ended November 2, 2024. The increase in net cash provided by operating activities for the thirty-nine weeks ended November 1, 2025 was primarily due to an increase in net income year over year, partially offset by changes in working capital, most notably the timing of merchandise payments.

Cash Used in Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 was $146.1 million and $183.4 million, respectively. The decrease in cash used in investing activities is primarily due to an increase in maturities of investment securities, in addition to a decrease in capital expenditures. For the thirty-nine weeks ended November 1, 2025, purchases of investments were $363.4 million offset with maturities of investments of $300.8 million. For the thirty-nine weeks ended November 2, 2024, purchases of investments were $351.3 million offset with maturities of investments of $263.7 million.

Cash Used in Financing Activities

Net cash used in financing activities for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 was $28.5 million and $33.8 million, respectively. The decrease in cash used in financing activities is primarily due to a decrease in the repurchase of common stock in the thirty-nine weeks ended November 1, 2025 compared to the thirty-nine weeks ended November 2, 2024.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of November 1, 2025, we had no outstanding variable rate debt.

As of November 1, 2025, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the third quarter of fiscal 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended November 1, 2025 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
August 3, 2025 through August 30, 2025	23,537	134.32	23,537	$300,841,433
August 31, 2025 through October 4, 2025	31,128	131.96	31,128	$296,702,042
October 5, 2025 through November 1, 2025	33,933	124.53	33,933	$292,446,685
Total	88,598		88,598

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
Between December 15, 2020, and November 30, 2023, the Company’s Board of Directors approved and authorized the repurchase of up to $400.0 million of shares of the Company’s common stock through three separate approvals, set to expire March 31, 2026. On March 19, 2025, the Company’s Board of Directors approved a new share repurchase authorization of an additional $300.0 million of the Company’s outstanding common stock, effective through March 31, 2029. Shares to be repurchased are subject to the same considerations regarding timing and amount of repurchases as the initial authorization. As of November 1, 2025, the Company had $292.5 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

Index
ITEM 5.	OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the thirteen weeks ended November 1, 2025, certain of our executives entered into written plans for the purchase or sale of our securities through a broker that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

The material terms of these trading plans are set forth in the table below.

Director/Officer	Action & Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale?
Stephen White, Director	Adoption September 5, 2025	December 9, 2025	August 31, 2026	Common Stock	4,667	Sale
Kevin McLain, Senior Vice President and General Merchandise Manager	Adoption September 12, 2025	December 12, 2025	September 12, 2026	Common Stock	8,617	Sale

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: December 9, 2025	/s/ Robert Helm

Robert Helm
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)