Form 10-K
period 2026-01-31
Ollie's Bargain Outlet Holdings, Inc.
filed 2026-03-19
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☐	Emerging growth company☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 2, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price per share as reported by the NASDAQ Stock Market LLC on such date, was approximately $8.4 billion.  For purposes of this calculation only, the registrant has excluded all shares held in the treasury or that may be deemed to be beneficially owned by executive officers and directors of the registrant.  By doing so, the registrant does not concede that such persons are affiliates for purposes of federal securities laws.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, as of March 12, 2026 was 60,956,213.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of the 2025 fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, capital market conditions, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national, or global political, economic, business, competitive, market, and regulatory conditions, including, but not limited to, supply chain challenges, legislation, national trade policy, and the following:

•	our failure to adequately procure and manage our inventory, anticipate consumer demand, or achieve favorable product margins;

•	changes in consumer confidence and spending;

•	risks associated with our status as a “brick and mortar only” retailer and our lack of operations in the growing online retail marketplace;

•	risks associated with intense competition;

•	our failure to open new profitable stores, or successfully enter new markets, on a timely basis or at all;

•	fluctuations in comparable store sales and results of operations, including on a quarterly basis;

•	factors such as inflation, recession, cost increases, and energy prices;

•
the risks associated with doing business with foreign manufacturers and suppliers including, but not limited to, disruption of trade relationships with foreign manufacturers, potential increases in tariffs and trade sanctions on imported goods, as well as international trade disputes;

•	our inability to operate our stores due to wars, civil unrest, and protests or disturbances;

•	our failure to properly hire and to retain key personnel and other qualified personnel;

•	changes in market levels of wages;

•	risks associated with cybersecurity events, and the timely and effective deployment, protection, and defense of computer networks and other electronic systems, including e-mail;

•	our inability to obtain favorable lease or acquisition terms for properties;

•	the failure to timely acquire, develop, open and operate, or the loss of, or disruption or interruption in the operations of, any of our distribution centers;

•	risks associated with litigation, including the expense of defense, and potential for adverse outcomes;

•	our inability to successfully develop or implement our marketing, advertising and promotional efforts;

•	the seasonal nature of our business;

•	risks associated with natural disasters, severe weather events, and related conditions;

•	risks associated with outbreak of viruses, global health epidemics, pandemics, or widespread illness;

•
changes in federal or state laws, government regulations, actions, procedures, or requirements, including as a result of executive orders, or other policies promulgated by the presidential administration; and

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

Index
Ollie’s Bargain Outlet Holdings, Inc. operates on a fiscal year, consisting of the 52- or 53-week period ending on the Saturday nearer January 31 of the following calendar year.  References to “2025,” “2024” and “2023” represent the 2025 fiscal year ended January 31, 2026, the 2024 fiscal year ended February 1, 2025, and the 2023 fiscal year ended February 3, 2024, respectively.  2025 and 2024 consisted of 52-weeks and 2023 consisted of 53-weeks. References to “2026” refer to the 52-week fiscal year ending January 30, 2027.

In this report, the terms “Ollie’s,” the “Company,” “we,” “us” or “our” mean Ollie’s Bargain Outlet Holdings, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.

PART I

Item 1.	Business.

Overview

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referred to as the “Company” or “Ollie’s”) is a leading off-price retailer of brand name household products.  Since our founding in 1982, the Company’s mission has been to sell Good Stuff Cheap®. We do this through a flexible buying model that focuses on closeout merchandise and excess inventory from suppliers and manufacturers around the world. Our stores offer Real Brands! Real Bargains! ® in a treasure hunt shopping environment at prices up to 70% below traditional retailers.

Our flexible business model, which includes an opportunistic buying strategy, and long history of experience of buying and selling closeout merchandise and excess inventory, differentiates us from traditional retailers. Our highly experienced merchandise team is constantly scouring the market and leveraging deep, long-standing relationships across the supply chain to find the best products at the best prices. We focus on buying cheap and selling cheap, and source products as unique buying opportunities present themselves. While the individual products sold in our stores are constantly changing, our overall merchandise mix is designed to save people money on a wide variety of brand name household products that they need and use in their everyday lives.

We operate one reportable industry segment.  See Note 12, “Segment Reporting and Entity-Wide Information,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. On January 31, 2026, we operated 645 retail stores in 34 states. Our stores offer a broad selection of brand name products in a no-frills, warehouse-style treasure hunt shopping experience, and our merchandise assortment is constantly changing.

Flexible Business Model

We operate a unique and flexible business model that combines an opportunistic buying strategy with a broad and changing assortment of brand name household products sold at no-frills, warehouse-style stores and supported by low-cost operations to deliver a compelling value proposition and profitable growth. Our buying, product assortment, and inventory management strategies give us flexibility to adjust our merchandise assortment more frequently than traditional retailers, and our store and distribution operations are designed to support this flexibility.

Opportunistic Buying Strategy

Our mission is to sell Good Stuff Cheap® and our primary point of differentiation against other retailers is the pricing of our products. Our goal is to be the lowest priced retailer of any product offered by our stores by utilizing a flexible and opportunistic buying model that focuses on closeout merchandise and excess inventory from suppliers and manufacturers around the world.

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

As a result, we purchase our products from a variety of sources, including major manufacturers, wholesalers, distributors, brokers, and retailers. Our merchant team maintains relationships with a base of existing vendors and is constantly looking to build new relationships with new vendors. This provides us with a steady flow of closeout deals and products to choose from. We believe our growing size and scale allow us better access to merchandise.

Index
Our merchants specialize by department in order to build category expertise, in-depth knowledge, and sourcing relationships. We believe our buying approach, coupled with long-standing and newly formed relationships, enable us to find the best deals from major manufacturers, and pass drastically reduced prices along to our customers. Our merchants maintain direct relationships with brand manufacturers, regularly attend major tradeshows, and travel the world to source extreme value offerings across a broad assortment of product categories. We are an attractive partner to major manufacturers because our merchants are experienced and empowered to make quick decisions. Each opportunity is unique, and our merchants negotiate directly with the supplier to lock in a particular deal. Our flexible business model, opportunistic buying strategy, and ever-changing mixture of goods allows us to move in and out of products and select the deals that we believe deliver the most value to our customers.

Broad and Changing Assortment of Brand Name Household Products

We sell a wide assortment of household goods and consumer products. Our focus is on nationally-branded products that consumers know and recognize. We offer a highly differentiated, constantly evolving assortment of brand name merchandise across a broad range of categories at drastically reduced prices. We leverage our experienced merchant team, experience in the closeout industry, long-standing relationships with manufacturers, wholesalers, distributors, brokers, and suppliers of consumer products to procure an ever-changing assortment of great deals for our customers, with products offered at prices up to 70% off the prices offered by traditional retailers. Our product price tags and marketing allow customers to compare our competitor’s price against Ollie’s price to further highlight the savings they can realize by shopping at our stores. We augment our brand name merchandise with opportunistic purchases of unbranded goods and our own domestic and direct-import private label brands in underpenetrated categories to further enhance the assortment of products that we offer.  We believe our compelling value proposition and the unique nature of our merchandise offerings differentiate us from traditional retailers. With our opportunistic buying strategy, our product assortment and mix of sales between the departments are constantly changing.

The table below shows the breakdown as a percentage of net sales for the past three fiscal years across the consumables, home, seasonal, and other product classifications.

	Percentage of Net Sales
	2025	2024	2023
Consumables (1)	31.9%	31.9%	30.3%
Home (1)	28.3%	28.0%	29.2%
Seasonal	19.1%	19.2%	18.7%
Other	20.7%	20.9%	21.8%
Total	100.0%	100.0%	100.0%

(1)
In fiscal 2024, the Company reclassified certain products out of the Home category and into the Consumables category. These products included cleaning supplies, floor care, and other products such as paper goods. Prior periods have been adjusted for comparability.

Consumables are items that are used up and depleted through normal use and must be replaced regularly, and include things such as: health and beauty aids, food, candy, beverages, pet food and treats, laundry related products, and cleaning supplies.  Home are items that are generally used in or around the home to support daily living and comfort, and include things such as: housewares and kitchen items, home décor products, furniture, household essential type of items, and home maintenance and utility items.  Seasonal are items that are generally used or in demand during certain times of the year and around specific seasons, holidays, or recurring events, and include things such as: patio furniture, air conditioners, fans, space heaters, toys, lawn and garden related products, outdoor items, holiday décor, gifts, and decorations.  Other are items that don’t fall into the consumables, home, or seasonal categories, and include things such as: books, stationery related items, small electronic devices and accessories, clothing, sporting goods, pet products, automotive products, luggage and other general merchandise.

Low-Cost Operations

We maintain strong expense control and operate with a low-cost structure. Our marketing and advertising strategy is generally focused on building the Ollie’s brand and informing customers about some of our latest product offerings. Our no-frills, warehouse-style stores are designed to provide a pleasant overall shopping environment without spending heavily on store fixtures or décor. Our real estate strategy focuses on infilling existing geographies as well as expanding into contiguous markets in order to leverage our distribution infrastructure, field management team, store management, marketing investments and brand awareness. The majority of our stores are leased and we look to open new stores in existing vacant sites with strong traffic patterns and lower rent structures. Additionally, our distribution network and field management team are designed to run cost effectively.

No-Frills, Warehouse-Style Stores

Our stores offer a no-frills, warehouse-style treasure hunt shopping experience and operate under the Ollie’s brand name and logo. Our average store size is approximately 32,000 square feet and generates consistent financial returns across all vintages, geographic regions, population densities, demographic groups, and real estate formats. The majority of our stores are leased and we look to open new stores in existing vacant sites with strong traffic patterns and lower rent structures. Stores are organized by department in a racetrack type fashion. Our stores welcome our customers with vibrant and colorful caricatures together with witty signage. We believe the store layout and merchandising strategy help to encourage a “shop now” sense of urgency and increase frequency of customer visits as customers never know what they might find in our stores. We make it easy for our customers to browse our stores by displaying our frequently changing assortment of products on rolling tables, pallets and other display fixtures. Our store team leaders are responsible for maintaining our treasure hunt shopping experience, keeping the stores clean and well-lit, and ensuring our customers are engaged.  We believe our humorous brand image, compelling values, and welcoming stores resonate with our customers and define Ollie’s as a unique and comfortable shopping destination.

Index
Contiguous New Store Growth Strategy

Ollie’s first store was opened in Mechanicsburg, PA in 1982. From the beginning, the Company has been focused on the buying and selling of closeout and excess inventory of name brand household goods and consumer products. Ollie’s was founded based on the idea that “everyone in America loves a bargain,” and our mission today is the same as it was over 40 years ago; saving people money by selling Good Stuff Cheap®.

Historically, we have expanded our store base by opening new stores organically. More recently, we have expanded our store base through acquiring former store locations of bankrupt retailers through the bankruptcy store auction process. We follow a unit growth strategy that combines backfilling existing markets and states with entering new markets and states in a contiguous manner. On January 31, 2026, we operated 645 stores in 34 states, as depicted in the map below.

VT 2
1
NH 2
33
6
RI 2
CT 5
9
27
52
NJ 9
2
1
DE 1
20
26
47
7
MD 13
29
12
14
22
37
24
19
19
9
41
9
23
60
19
43

We believe we can profitably expand our store count on a national scale to more than 1,300 locations in the United States. Our real estate strategy focuses on infilling existing geographies as well as expanding into contiguous markets in order to leverage our distribution infrastructure, field management team, store management, marketing investments and brand awareness. We target a store size between 25,000 to 35,000 square feet. We utilize a rigorous site selection and real estate approval process in order to leverage our infrastructure, marketing investments, and brand awareness. Our flexible store layout allows us to quickly take over a variety of low-cost, second-generation sites, including former big box retail and grocery stores. By focusing on key characteristics such as proximity to the nearest Ollie’s store, ability to leverage distribution infrastructure, visibility, traffic counts, population densities, and low rent per square foot, we have developed a new store real estate model that has consistently delivered attractive returns on invested capital.

We maintain a healthy pipeline of real estate sites that have been approved by our real estate committee. Our recent store growth is summarized in the following table:

	2025	2024	2023
Stores open at beginning of year	559	512	468
Stores opened	86	50	45
Stores closed	-	(3)	(1)
Stores open at end of year	645	559	512

Index
Pricing

Our stores sell high quality brand name household products that consumers use in their everyday lives at retail prices that are up to 70% below traditional retailers. We do this through a flexible buying model that focuses on closeout merchandise and excess inventory from suppliers and manufacturers around the world. Other than end of season clearance events to sell down certain seasonal products, a few customer appreciation events, and special incentives for our Ollie’s Army loyalty members, we generally do not engage in promotional pricing activities on a regular basis throughout the year.

Marketing and Advertising

Our marketing and advertising activities are designed to communicate the value and assortment of merchandise available in our stores and to drive store traffic. Our messaging emphasizes the availability of brand name merchandise, closeout opportunities, and price discounts relative to traditional retail prices.  A central element of our merchandising approach is the “treasure hunt” nature of our assortment. Because we source a significant portion of our inventory through opportunistic closeout purchases, our merchandise mix changes frequently and often includes limited quantities of brand name products. Our marketing highlights these changing assortments and encourages customers to visit our stores regularly to view newly available merchandise.  Our closeout sourcing model and frequently changing merchandise assortment influence our marketing approach. New deals and branded merchandise opportunities arrive throughout the year, and our advertising communicates current values and recently arrived merchandise in order to encourage repeat store visits.

We utilize analytical tools to evaluate the effectiveness of our advertising investments and allocate marketing spending across channels. As part of this process, we use media mix modeling and related analytical techniques to assess the relative effectiveness of various marketing channels and inform decisions regarding marketing allocation and campaign planning.  Our marketing strategy is designed to maintain marketing expenses at a relatively modest level as a percentage of net sales while continuing to support customer engagement and store traffic.  We utilize a range of marketing channels to reach both existing and prospective customers, including the following:

•
Digital marketing including social media: We maintain a digital presence through our website, mobile application, and social media platforms. Our owned channels include targeted email and SMS communications that allow us to communicate directly with customers regarding merchandise arrivals, promotional events, and other savings opportunities.  We also utilize paid digital media across a variety of platforms, including TikTok, Instagram, YouTube, and Facebook, as well as influencer partnerships and paid search and display advertising;

•
Print and direct mail: Print advertising remains a component of our marketing strategy, including flyers distributed periodically during the year. Flyers highlight current deals and newly arrived merchandise and are intended to encourage store visits during the promotional period;

•
Television, connected television, and online video: We utilize television, connected television (“CTV”), over-the-top (“OTT”) and online video advertising in certain markets throughout the year. These campaigns are used to support brand awareness, customer acquisition and store openings; and

•
Community engagement: We maintain a presence in the communities in which we operate through charitable partnerships and local initiatives. The Company supports a variety of organizations, including Feeding America, Toys for Tots, Children’s Miracle Network Hospitals, and the Cal Ripken Sr. Foundation.

Ollie’s Army Loyalty Program

We operate a customer loyalty program called Ollie’s Army. Membership in the program is free, and members earn points for every dollar spent in our stores that accumulate toward rewards redeemable for future purchases. Members also receive coupons, early notification of promotional events and other communications throughout the year.  As of January 31, 2026, the program had approximately 17 million members. During 2025, Ollie’s Army members accounted for more than 80% of net sales and spent approximately 40% more per transaction than non-members. Information generated through the Ollie’s Army program, including demographic, behavioral and purchasing data, supports our marketing activities and customer communications.

Index
Co-Branded Credit Card Program

In fiscal 2024, we launched a co-branded Visa® credit card program in connection with the Ollie’s Army loyalty platform.  The card program is administered by Sunbit. Customers may apply for the card in stores or online, and individuals who are not already members are automatically enrolled in the Ollie’s Army program upon approval.  The card does not charge an annual fee and allows customers to earn additional loyalty points when making purchases at Ollie’s and at other merchants that accept Visa®.

Distribution

We operate four distribution centers encompassing approximately three million square feet. The locations for our distribution centers are selected to minimize logistics costs and optimize shipping efficiencies to our stores. Our distribution centers, located in Pennsylvania, Georgia, Texas, and Illinois are built to suit our specific business model, with a combination of automated systems and manual processes to manage the wide variety of merchandise we acquire. We have made significant investments in our distribution network and personnel to support our growth and expansion. We built and opened our fourth distribution center in 2024 and plan to expand two existing distribution centers in 2026 and 2027. Our distribution centers utilize warehouse and labor management tools that support the processing of inventory. We use various third-party freight carriers to ship items to and from our distribution centers and our stores.

Competition

We operate in a highly competitive retail industry, success in which is based on many factors, such as price, merchandise quality and assortment, store location, convenience, and customer service. We compete with local, regional, national, and international discount, closeout, off-price, mass merchant, warehouse, department, grocery, drug, convenience, hardware, variety, and other specialty stores and retailers selling products in stores, online, and other media or channels. Our primary point of differentiation against other retailers is the pricing of our products. Our goal is to be the lowest priced retailer of any product offered by our stores by utilizing a flexible buying model that focuses on closeout merchandise and excess inventory from suppliers and manufacturers around the world. Our stores offer Real Brands! Real Bargains! ® in a treasure hunt shopping environment at prices up to 70% below traditional retailers.

Seasonality

Our business is seasonal. Historically, our sales and profits have been highest in the fourth fiscal quarter, followed by the second fiscal quarter because of the sale of seasonal products.  To prepare for the holiday sales season, we must order and keep in stock more merchandise than we carry during other times of the year and generally engage in additional marketing efforts.  We expect inventory levels, along with accounts payable and accrued expenses, to reach their highest levels in our third and fourth fiscal quarters in anticipation of increased net sales during the holiday sales season.  As a result of this seasonality, and generally because of variation in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year.  Because we offer a broad selection of merchandise at extreme values, we believe we are generally less impacted than other retailers by economic cycles, which correspond with declines in general consumer spending habits, and we believe we still benefit from periods of increased consumer spending.

Trademarks and Other Intellectual Property

We believe that our trademarks, trade names, copyrights, proprietary processes, trade secrets, trade dress, domain names and similar intellectual property are valuable to our business. We have registered, or applied for the registration of, a number of U.S. domain names, trademarks, service marks and copyrights. Our trademark registrations have various expiration dates; however, assuming that the trademark registrations are properly renewed, they have a perpetual duration. We rely on trademark, copyright, and patent laws, trade-secret protection, and confidentiality and/or license agreements to protect our proprietary rights.

Index
Government Regulation

We are subject to state and federal laws including labor and employment laws, including minimum wage requirements and wage and hour laws, advertising laws, privacy laws, safety regulations, environmental laws and regulations, and other laws, including consumer protection regulations, and laws that govern retailers and/or product standards, the promotion and sale of merchandise, and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with all applicable laws.

We source a portion of our products from outside the United States. The U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies and our vendor code of conduct mandate compliance with applicable laws, including these laws and regulations.

Human Capital

Attracting, developing, and retaining quality talent is key to our growth, and our success depends on cultivating an engaged and motivated workforce.  We work hard to create an environment where Ollie’s team members can build fulfilling careers and we take pride in providing opportunities for growth and development.

As of January 31, 2026, we employed over 13,000 associates, with more than half of these as full-time associates. Of our total associate base, approximately 1,300 were based at our store support center and distribution centers, and the remaining were store and field associates. The number of associates in a fiscal year fluctuates depending on the business needs at different times of the year. None of our associates belong to a union or are party to any collective bargaining or similar agreement.

Workplace and Culture

We seek to build a workplace of belonging where we can leverage our collective talents, striving to ensure that all associates are treated with dignity and respect.  We believe that a workforce with a diversity of viewpoints, background, experience, and industry knowledge is key to our culture and long-term success.  We are committed to providing equal employment opportunities and advancement consideration to all individuals based on job-related qualifications and ability to perform the job as well as maintaining an environment that is free of intimidation or harassment.  We value the talents and contributions of our associates, and by focusing on our team members, we know that the entire Ollie’s community will be well served.

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

Associate Training and Development Programs

We offer a compelling work environment with meaningful growth and career-development opportunities. We provide opportunities for our associates to do challenging work and learn on the job, and we supplement those opportunities with programs and continuous learning that help our team build skills to advance.  We encourage a “promote-from-within” environment when internal resources permit.  We also provide internal leadership development programs designed to prepare our high-potential team members for greater responsibility. We believe internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our long-term strategic growth initiatives.

Index
Our Ollie’s Leadership Institute (“OLI”) equips field associates with the ability to advance their career. Each OLI participant receives an individual development plan, designed to prepare them for their next level position. Reflecting our belief in our “home grown” talent, OLI is our preferred source for new supervisors and team leaders.  In 2025, over 65% of our current district team leaders were internally promoted to their positions. Company-wide, over 60% of our field positions were filled by internal promotions. We believe our training and development programs help create a positive work environment and result in stores that operate at a high level.

Compensation and Benefits

We are committed to providing market-competitive compensation for all positions. Eligible team members participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon store and/or Company performance. In addition, we provide our eligible team members the opportunity to participate in a safe harbor 401(k) retirement savings plan with a Company-sponsored match. We also share in the cost of health insurance provided to eligible team members, and team members receive a discount on merchandise purchased from the Company. We additionally provide eligible team members with paid time off.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.ollies.com, as soon as reasonably practicable after the electronic filing of such reports with the Securities and Exchange Commission (“SEC”).  The contents of our website are not, however, a part of this report or intended to be incorporated by reference in any other report or document we file with the SEC. The SEC also maintains a website (www.sec.gov) that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Business and Operations

•	We may not be able to execute our opportunistic buying strategy or adequately manage or source inventory in response to consumer demands;

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

•
External economic pressures over which we have no or limited control, including, among other items, inflation, a significant decline in economic activity across the economy, occupancy costs, transportation costs, geopolitical activities and discord, war, civil unrest, climate and weather conditions, all may reduce our profitability;

•	Consumer confidence and spending may be reduced in light of factors beyond our control, and our results of operations and financial results may suffer;

•	Competition may increase in our segment of the retail market, which could put negative pressure on our results of operations and financial condition;

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

•	Identification of potential store locations and lease negotiations may not keep pace with our growth strategy;

•	We may not be able to develop and operate our distribution centers in an efficient or effective manner and that may result in not having sufficient inventory in our stores;

•	Shrinkage or the loss or theft of inventory and/or poor inventory management may materially, negatively impact our results of operations; and

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

Index
Risks Related to Legal and Regulatory Issues

•
Legislative, regulatory, and other actions, as well as executive orders and other policies promulgated by the current administration, including without limitation certain proposals regarding federal corporate tax reform and border-adjusted taxes, and taxes, tariffs, and trade sanctions levied on imported goods, could be unpredictable and could have unforeseen consequences that could materially, adversely affect our business, financial position, results of operations, and cash flows;

•
We are subject to governmental laws, regulations, procedures, and requirements, including those applicable to retailers specifically, which can lead to substantial penalties if we fail to achieve and/or maintain compliance;

•	From time to time, we are involved in legal proceedings from customers, suppliers, other vendors, employees, governments and governmental agencies, or competitors;

•	From time to time, we may be involved in legal proceedings from stockholders; and

•	We may not effectively manage and enforce our legal rights and remedies, including our intellectual property rights.

Risks Related to Technology and Cybersecurity

•
We may fail to adequately anticipate vulnerabilities to cybersecurity threats or maintain the security of information we hold relating to personal information or payment card data of our customers, employees, and suppliers;

•	We may not adequately prepare for, or respond to, existing and future privacy and/or cybersecurity legislation;

•	We may not be able to timely or adequately maintain or upgrade our technology systems needed for operations; and

•
We may not adopt technological advancements, such as artificial intelligence (“AI”), as quickly or effectively as our competitors, or we may rely on such technological advancements to too great an extent, in either case such that there is an adverse effect on our operations.

Risks Related to Accounting and Financial Matters

•	If our estimates or judgments relating to significant accounting policies prove to be incorrect, we could suffer negative financial results; and

•	Changes to the accounting rules or regulations could have material adverse effects on our results of operations.

Risks Related to Ownership of Our Common Stock and Corporate Governance

•	Compliance with the regulatory requirements of public companies requires substantial time and Company resources;

•	There is risk associated with our fluctuating quarterly operating results, and we may fall short of prior periods, our projections, or the expectations of securities analysts or investors;

•
Our stock price is subject to analyst and industry influence, perceptions of future performance, our actual or perceived navigation of environmental, social, and governance principles, and other factors that can result in stock price volatility;

•	We may not declare dividends on our common stock in the foreseeable future; and

•	There are provisions in our organizational documents that could delay or prevent a change of control.

Risks Related to Our Indebtedness and Capitalization

•	Our credit facility can limit our ability to find other sources of financing and affect our ability to generate and manage cash flow;

•	There are covenants contained in our credit facility that we must meet in order to be able to use it;

•	If we are unable to generate sufficient cash flow to meet debt service, it could negatively impact our liquidity; and

•	We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

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

Our ability to timely and effectively deliver merchandise to our stores relies in part on shipping and transportation partners to timely and safely move our merchandise from manufacturing facilities to ports and then onto oceangoing carriers.  The demand for space onboard oceangoing vessels can vary and costs to secure space can vary greatly.  We may be subject to higher transportation costs or be unable to secure space for containers on economically reasonable terms.  There also may be labor or other disputes at either ports of departure or at ports of entry that may delay or otherwise hinder the flow of merchandise.  Additional factors, such as customs or border control policies and enforcement and new or changing tariffs or trade sanctions, such as additional or new import tariffs, may further delay or hinder transportation of merchandise or the costs to obtain them.  There are multiple factors in the transportation of merchandise that are both outside of our control and which may negatively impact the cost of the merchandise or the timeframes in which we receive the same.

Factors such as inflation, tariffs, cost increases, and energy prices could have a material adverse effect on our business, financial condition, and results of operations.

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

•
government sponsored relief packages and governmental benefits, such as social security benefits, as affected by current cost of living adjustments, as well as any government stimulus payments and unemployment benefits;

•	tax rates and policies;

•	tariffs and trade sanctions on imported goods;

•	repercussions, or perceived repercussions, from the current presidential administration’s policies and activities;

•	social and political influences upon the demand for goods sourced from certain countries or sold by particular vendors; and

•	civil unrest, natural disasters, war, terrorism, and other hostilities.

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

Many of the factors identified above also affect commodity rates, transportation costs, costs of labor, insurance, and healthcare, the strength of the U.S. dollar, lease and other site acquisition costs, measures that create barriers to or increase the costs associated with international trade, changes in other laws and regulations, and other economic factors, all of which may impact our cost of merchandise sold and our selling, general, and administrative expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

Index
We do not compete in the growing online and omnichannel retail marketplace, which could have a material adverse effect on our business, financial condition, and results of operations.

Our long-term business strategy does not presently include the development of online retailing capabilities or offering of an omnichannel shopping experience.  To the extent that we implement online operations, we would incur substantial expenses related to such activities and would be exposed to additional risks, including additional cybersecurity risk.  Furthermore, the development of an online retail marketplace is a complex undertaking, and there is no guarantee that the resources we apply to this effort would result in any material increased revenues or better overall operating performance.  However, with the growing acceptance of online and omnichannel shopping, both among consumers who previously shopped online and consumers who did not previously do so, or did not do so as frequently, we may continue to face challenges related to customers shopping in brick-and-mortar stores.  In addition, the increased proliferation of mobile devices and enhanced and robust connections to mobile networks and competition from other retailers in the online and omnichannel retail marketplace are expected to continue to increase and may negatively impact our results of operations.  A number of traditional online retailers have established robust online and omnichannel operations.  Increased competition from online or omnichannel retailers and our lack of an online or omnichannel retail presence may reduce our customers’ desire to purchase merchandise from us and could have a material adverse effect on our business, financial condition, and results of operations.  If consumers elect to shop more online due to cultural or health concerns, those consumers may be less likely to return to brick-and-mortar retailers in the future.

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

In addition, if any of our competitors were to consolidate their operations, such consolidation may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration, and other improvements in their competitive positions, as well as result in the provision of a wider variety of merchandise at competitive prices by these consolidated companies, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our primary growth strategy is to open new profitable stores and expand our operations into new geographic regions.  Our ability to timely open new stores depends in part on several factors, many of which are beyond our control, including the availability of attractive rents and store locations; the absence of occupancy delays; the ability to negotiate and enter into leases, or acquire ownership of properties, on acceptable terms; our ability to obtain and retain permits and licenses; our ability to hire, train, and retain new personnel, especially store opening teams and store managers, in a cost effective manner; our ability to adapt and grow our distribution and other operational and management systems to an increasing and ever evolving network of stores; the availability of capital funding for expansion; our ability to respond to the demographic shifts and general economic conditions in the many different geographic markets where our stores and distribution centers are located.  See “Item 1. Business (Growth Strategy)” and “Item 7. MD&A” for more information.

We may not anticipate all of the challenges imposed by the expansion of our business operations into new geographic markets.  Some new stores may be located in areas with different competitive and market conditions, customer demographics and tastes, and discretionary spending patterns than our existing markets.  We may face a higher cost of entry, difficulties attracting labor, alternative customer demands, reduced brand recognition, and minimal operating experience in these geographic markets.  Although we are extremely sensitive to cannibalizing existing stores, opening new stores in our established markets may also result in inadvertent oversaturation, sales volume transfer from existing stores to new stores, and reduced comparable store sales, thus adversely affecting our overall results of operations and financial performance.  We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition, and results of operations.

The failure to timely acquire, develop, open, and operate, or the loss of, disruption to, or interruption in the operations of, our centralized distribution centers could materially adversely affect our business and operations.

With limited exceptions, inventory is shipped directly from suppliers to our distribution centers in York, PA, Commerce, GA, Lancaster, TX, and Princeton, IL, where the inventory is processed, sorted, and shipped to our stores.  We depend in large part on the orderly operation of this receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our distribution centers.  Increases in transportation costs (including increases in fuel and other variable costs), supplier-side delays, reductions in the capacity of carriers, changes in shipping companies, the impact of pandemics or health crises on our workforce, labor strikes, or shortages in the transportation industry, war, civil unrest, geopolitical tensions, trade wars, and other unexpected delivery interruptions also have the potential to derail our orderly distribution process.  We also may not anticipate changing demands on our distribution system or timely develop and open any necessary additional facilities.  In addition, events beyond our control, such as disruptions in operations due to fire or other catastrophic events or labor disagreements, may result in delays in the delivery of merchandise to our stores.  While we maintain business interruption insurance, in the event one or more of our distribution centers are disrupted or shut down for any reason, such insurance may not be sufficient, and any related insurance proceeds may not be timely paid to us.  In addition, our new stores receiving shipments may be further away from our distribution centers, which may increase transportation costs and may create transportation scheduling strains.  Any repeated, intermittent, or long-term disruption in the operations of our distribution centers would hinder our ability to provide merchandise to our stores and could have a material adverse effect on our business, financial condition, and results of operations.

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

We have experienced in the past, and expect to continue to experience, increased labor shortages at some of our stores and distribution centers.  While we have historically experienced some level of ordinary course turnover of employees, a number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices, and immigration.  Labor shortages and increased turnover rates involving our team members have led to, and could in the future lead to, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our facilities or otherwise operate at full capacity.  An overall or prolonged labor shortage, lack of skilled labor, increased turnover, or labor inflation could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our executive officers, our merchant team, and other key personnel.  If we lose key personnel or are unable to hire additional qualified personnel, it could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends to a significant degree on the skills, experience and efforts of our executive officers, our merchant team, support center and field management, and other key personnel.  The unexpected loss of services of any of our executive officers, senior members of our merchant team, or senior management could materially, adversely affect our business and operations.  Competition for skilled and experienced management in the retail industry is intense, and our future success will depend on our ability to attract and retain qualified personnel, including our merchant team, which is responsible for purchasing, and negotiating the terms of, our merchandise.  Failure to attract new and retain existing qualified personnel could have a material adverse effect on our business, financial condition, and results of operations.

Index
If we are unable to attract, train, and retain highly qualified managerial personnel and sales associates in our stores and our distribution centers, our sales, financial performance, and business operations may be materially adversely affected.

We focus on providing our customers with a memorable and engaging shopping experience.  To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of highly qualified store management personnel and sales associates, while controlling labor costs.  Our ability to control labor costs is subject to numerous external factors and compliance with laws and regulatory structures, including competition for, and availability of, qualified personnel in a given market, unemployment levels within those markets, governmental regulatory bodies such as the Equal Employment Opportunity Commission (“EEOC”) and the National Labor Relations Board (“NLRB”), prevailing wage rates and wage and hour laws, minimum wage laws, the impact of legislation governing labor and employee relations or benefits, such as the Affordable Care Act (“ACA”), costs of health insurance and other health benefits, healthcare costs, and our ability to maintain good relations with our associates.  We compete with many other retail businesses for many of our store management personnel, and sales associates in hourly and part-time positions.  These positions have had historically high turnover rates, which lead to increased training and retention costs.  The accelerated pace at which we have been, and plan to continue, opening new stores, both in existing and new markets, could make it increasingly difficult to recruit, hire, and retain employees that will be able to properly execute our business goals and offer our customers a quality experience in those new stores.  Further, changes in immigration laws, regulations, and enforcement could adversely affect the pool of candidates legally available to fill positions.

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

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers.  Although we use various media for our promotional efforts, including regular and Ollie’s Army mailers, email campaigns, radio and television advertisements, and sports marketing, we primarily advertise our in-store offerings through printed flyers.  In 2025, over 40% of our advertising spend was for the printing and distribution of flyers.  If the efficacy of printed flyers as an advertising medium declines, or if we fail to successfully develop and implement new marketing, advertising, and promotional strategies, such as an effective social media strategy, our competitors may be able to attract the interest of our customers, which could reduce customer traffic in our stores.  Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers.  Further, social media allows for an increased speed at which publicity, both positive and negative, can be transmitted.  Information spread over social media, whether based on actual or perceived conditions or events, could be disseminated before we can meaningfully investigate and respond to the underlying issue, if any.  Negative online postings or comments about our business, including as a result of inaccurate, fictitious, or even malicious postings or social media content, could adversely affect our business and cause damage to the value of our brand.

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

There are inherent climate-related risks wherever our business is conducted.  Changes in market dynamics, shareholder expectations, local, national, and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States and abroad, all have the potential to disrupt our business and operations.  The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, and earthquakes, epidemic outbreaks, and unusual weather conditions in regions where our stores are located could adversely affect our business and result in lower sales.  Additionally, climate-related events and circumstances have resulted, and likely will continue to result, in increased costs for property insurance policies.  Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our stores, thereby reducing our sales and profitability.  If severe weather conditions occur during the second or fourth quarter of our fiscal year, the adverse impact to our sales and profitability could be even greater than at other times during the year because we generate a larger portion of our sales and profits during these periods.  The frequency and/or severity of such natural disasters, such as tornadoes, hurricanes, floods, and earthquakes, may be unpredictable, and we have a growing number of stores in areas that may be impacted by weather events and natural disasters such as the types listed above.  To the extent that such weather events or natural disasters may damage our stores or other operations, we may be unable to operate stores or other facilities and our consolidated financial results may be materially adversely affected.  Epidemic or pandemic outbreaks, terrorist attacks, war, protests, civil unrest, and disruptive political events in regions where our stores are located could impact our management and sales associates, our inventory supply, our delivery schedules, or our ability to keep our stores open due to mandatory governmental restrictions or may cause our customers to avoid shopping at brick-and-mortar retailers or reduce the number of trips they will make to our stores.  Also, to the extent these events impact one or more of our key suppliers or result in the closure of one or more of our distribution centers or our corporate headquarters, we may be unable to maintain delivery schedules or provide other support functions to our stores.  These conditions could have a sustained material adverse effect on our business, financial condition, and results of operations.

LEGAL AND REGULATORY

We are subject to governmental regulations, requirements, and procedures.  A significant change in, or noncompliance with, these regulations, requirements, and procedures could have a material adverse effect on our business, financial condition, and results of operations.

We routinely incur significant costs in complying with federal, state, and local laws and regulations.  The complexity of the regulatory environment in which we operate, and the related costs of compliance, are increasing due to expanding and additional legal and regulatory requirements and increased or uncertain enforcement efforts.  New laws or regulations, including, but not limited to those dealing with healthcare and healthcare reform, product compliance and safety, consumer credit, privacy and information security, the environment, and labor and employment, among others, or changes in existing federal, state, and local laws and regulations, particularly those governing the sale of merchandise and food safety and quality (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights, health care, social welfare or entitlement programs such as health insurance, paid leave programs, other changes in workplace regulation, and compliance with laws regarding public access to our stores, may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our cost of doing business.  Untimely compliance or noncompliance with applicable laws or regulations or untimely or incomplete execution of a mandated governmental action, such as a product recall, can result in the imposition of penalties, including loss of licenses or significant fines or monetary penalties, store or distribution center closures, or class action litigation or other litigation, in addition to reputational damage.  Additionally, changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could materially adversely affect our effective tax rate and could have a material adverse effect on our business, financial condition, and results of operations.

Index
We rely on manufacturers located in foreign countries for merchandise and a significant amount of our domestically-purchased merchandise is manufactured abroad.  Our business may be materially adversely affected by legal and regulatory risks associated with international trade.

We purchase merchandise from suppliers located outside of the United States.  During fiscal 2025, the majority of our private label inventory purchases were imports.  Additionally, a significant amount of our domestically purchased merchandise is manufactured in foreign countries.  Our ability to identify qualified suppliers and to access merchandise in a timely and efficient manner is a significant challenge, especially with respect to merchandise sourced outside of North America.  Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control, including possible changes to U.S. trade policy, increased shipping costs, the timing of shipments, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency exchange rates, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, civil and political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, unexpected contagion, existing viruses or illnesses, and tariffs or trade sanctions, as well as international trade disputes or changes in trading relationships resulting from current and future political environments.  Moreover, negative press or reports about internationally manufactured merchandise may sway public opinion, and thus customer confidence, away from affected merchandise sold in our stores.  Although we have implemented and maintain policies and procedures to promote our suppliers’ compliance with laws and regulations relating to foreign markets and imports, and to monitor the compliance of our suppliers, this does not guarantee that suppliers and other third parties with whom we do business will not actually or allegedly violate such laws or regulations, or our policies.  These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition, and results of operations.

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

TECHNOLOGY AND CYBERSECURITY

Any disruptions to our information technology systems or breaches of our network security could disrupt or interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions, and costly response measures and may have a material adverse effect on our business, financial condition, and results of operations.

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

An increasingly significant portion of our sales depends on the continuing operation of our information technology and communications systems, including, but not limited to, our point-of-sale system and our credit card processing systems.  Our information technology, communications systems, and electronic data may be vulnerable to damage or interruption from malicious code, phishing, smishing, artificial intelligence deepfakes, computer viruses, other malware attacks, ransomware attacks, loss of data, unauthorized data breaches, usage errors by our associates or our contractors, or other attempts to harm our systems, including cyber-security attacks or other breaches of cardholder data, earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, and computer and telecommunications failures.  Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities.  The nature and scope of threats from artificial intelligence, in particular, represents a new, unpredictable frontier.  The occurrence of intentional sabotage, unauthorized access, natural disaster, or other unanticipated problems could result in lengthy interruptions in our service.  Any errors or vulnerabilities in our systems, or damage to or failure of our systems, could result in interruptions in our services, non-compliance with certain regulations, substantial remediation costs, and liability for lost or stolen information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Index
Data protection requirements increase our operating costs, and a breach of information privacy or other related risks could negatively impact our operations.

We have access to collect or maintain private or confidential information regarding our customers, associates, and suppliers, as well as our business.  The protection of our customer, associate, supplier, and company data is critical to us.  In recent years, there has been increasing regulation, enforcement, and litigation activity in the area of privacy, data protection, and information security in the United States and in various other countries, with the frequent imposition of new and changing requirements across the many states in which we conduct our business.  State privacy laws and regulations, such as The Connecticut Data Privacy Act, The New York Privacy Act, The California Consumer Privacy Act of 2018, The California Privacy Rights Act, and others, have imposed and likely will impose additional data protection obligations on companies considered to be doing business in such applicable states and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches.  Privacy regulations in particular may shift from federal to state-level regimes, resulting in additional time, effort, and costs to navigate the inconsistent regulatory landscape for multi-state operators.  Complying with existing laws and similar emerging and changing privacy, data protection, and information security requirements may cause us to incur substantial costs or compliance risks due to, among other things, system changes and the development of new processes and business initiatives.  Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, and customer attrition.

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

We depend on a variety of information technology systems for the efficient functioning of our business.  We rely on certain hardware, telecommunications, and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business.  Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third-party vendors.  We rely extensively on our information technology systems to process transactions, summarize results, and manage our business.  We are in compliance with PCI. Compliance with PCI and implementing related procedures, technology and information security measures requires significant resources and ongoing attention.  Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with PCI or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.  Any material interruptions or failures in our payment-related systems, including in connection with our co-branded credit card program, could have a material adverse effect on our business, financial condition, and results of operations.

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

Index
We may not adopt technological advancements, such as AI, as quickly or effectively as our competitors, or we may rely on such technological advancements to too great an extent, in either case such that there is an adverse effect on our operations.

Like many other businesses, and retailers specifically, we may from time to time adopt technological advancements such as AI, including without limitation generative AI, and engage with vendors that use AI in providing their respective goods and services. We currently have an AI policy established to support the responsible use of AI technologies in our operations, with a focus on enhancing business effectiveness while managing ethical, legal, cybersecurity, data privacy, and other technology-related risks. If we fail to incorporate AI into our business operations as quickly or effectively as our competitors do, such failure could impair our ability to compete effectively, and our operations could suffer accordingly.  Alternatively, we may integrate new technology such as AI into key operational and/or administrative aspects of our business too quickly, such that, if the AI we rely on is ultimately determined to be deficient, inaccurate, or otherwise flawed, our reliance on such AI could be materially adverse to our business operations.  The ongoing evolution of AI’s capabilities, as well as potential government regulation of AI, presents an uncertain landscape, and we may misallocate resources to developing, testing, maintaining, or backtracking our implementation of AI.  Further, new AI technologies could increase the risk of data breaches, intellectual property misappropriation, and cyber-attacks.  We might not be able to sufficiently ward against, or remediate thereafter, such attacks, which may cause disruption to business operations and harm our cash flows, operations, financial condition, and reputation.

ACCOUNTING AND FINANCIAL MATTERS

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

OWNERSHIP OF OUR COMMON STOCK AND CORPORATE GOVERNANCE

Because we are a public company, our management is required to devote substantial time to compliance and governance initiatives and issues.

The Sarbanes-Oxley Act and rules implemented by the SEC and the NASDAQ Stock Market LLC (“NASDAQ”) have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices.  Implementing and maintaining internal controls is both time-consuming and costly.  If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements.  Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.  If we are unable to satisfy our obligations as a public company, we could be subject to, among other items, the delisting of our common stock, fines, sanctions, and other regulatory actions, as well as potential civil litigation and reputational harm.

Our business and reputation may be adversely affected by environmental, social, and governance matters.

Investor and regulatory focus has intensified with respect to certain environmental, social, and governance (“ESG”) matters.  These matters include, among others, efforts and mitigation of the impact of climate change, human rights matters, ethics and compliance with law, diversity, equity and inclusion, and the role of the Board in supervising various ESG and sustainability issues.  Additionally, in the retail industry, the materials used in the merchandise we sell as well as where we source our merchandise are of particular importance.

Index
Further, investment in funds that specialize in companies that perform well in ESG assessments have both gained popularity and been subject to criticism, and several major institutional investors and advisors, as well as government actors, including the executive branch, have publicly emphasized or disfavored the importance of ESG measures to their investment decisions and recommendations.  Investors who are focused on ESG matters may look either positively or negatively upon enhanced ESG disclosures or implementation of ESG policies and procedures, and our response may fall short of expectations in either case.  There can be no assurances that shareholders will not advocate, via proxy contests, media campaigns, or by other public or private means, for us to either take more ESG focused actions on an accelerated timeline or not to do so. There can be no certainty that we will successfully navigate or manage all of the ESG issues, or that we will successfully meet the expectations of investors or others.  Further, our ESG initiatives may garner the positive or negative attention of the administration.  In each case, such negative attention could have a material adverse effect on our reputation with governments, customers, employees, other third parties and the communities and industries in which we operate, as well as on our business, share price, financial condition, access to capital, or results of operations.

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

Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or grant of stock options or restricted stock units in the future may cause the market price of our common stock to decrease significantly.  As of January 31, 2026, we have an aggregate of 932,904 shares of common stock issuable upon exercise of outstanding options and the vesting of restricted stock units under the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2025 Equity Incentive Plan (the “2025 Plan”, and together with the 2015 Plan, the “Equity Plans”) (261,863 of which are fully vested).

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

The market price of our common stock has fluctuated substantially in the past and may continue to fluctuate significantly.  For example, during the fiscal year ended January 31, 2026, our stock price fluctuated from a high of $141.74 to a low of $94.88.  Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies.

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

Anti-takeover provisions in our third amended and restated certificate of incorporation and fourth amended and restated bylaws, and under Delaware law, could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.

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

•
any action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law, the certificate of incorporation (as it may be amended from time to time), or the fourth amended and restated bylaws;

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

The Company’s credit facility (the “Credit Facility”) provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  As of January 31, 2026, we had no outstanding borrowings on the Revolving Credit Facility, with $86.5 million of borrowing availability.  We may, from time to time, incur additional indebtedness.

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

Index
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

The Board recognizes the importance of maintaining the trust and confidence of our customers, associates, vendors, and other business partners through the effective management of Company enterprise risks.  The Board, through its Audit Committee, oversees the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”).  Cybersecurity policies, standards, processes, and practices comprise an integral part of the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the Payment Card Industry Data Security Standard, and other applicable industry standards. In general, the Company addresses cybersecurity risks through a comprehensive, cross-functional approach focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by, first, identifying, preventing, and mitigating cybersecurity threats and, when needed, effectively responding to cybersecurity incidents.

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

•
The Company has established an Artificial Intelligence (“AI”) policy to support the responsible use of AI technologies in the Company’s operations, with a focus on enhancing business effectiveness while managing ethical, legal, cybersecurity, data privacy, and other technology-related risks.

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

The CIO has served various roles in information technology for over 34 years, including 18 years with responsibility in overseeing cybersecurity efforts in large publicly traded companies.  The ITSEC team includes a dedicated manager and security analysts.  The ITSEC team also has access to two dedicated consultants who each have over 20 years’ experience managing cybersecurity risk and infrastructure security in large publicly-traded companies.

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

During the fiscal year ended January 31, 2026, we did not experience any material impact to our business, financial position, or operations resulting from previously identified cyberattacks or other information security incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material breaches. While our lack of an online shopping option or an omnichannel customer experience may pose risks to our business, the same aspect of our operations insulates us from the same level of cybersecurity risks relative to those peers.

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

As of January 31, 2026, we operated 645 retail stores across 34 states in the eastern and central United States.  We lease the majority of our retail stores, often in second generation sites ranging in size from 18,000 to 50,000 square feet.

Our corporate headquarters, located in Harrisburg, PA, is 58,200 square feet and is leased under an agreement that expires in February 2033, with options to renew for three successive five-year periods. Our owned corporate data center and additional office space is 19,800 square feet.

We operate the following distribution centers, which we own or lease as indicated:

Distribution Center Location	Owned or Leased	Approximate Square Footage
Commerce, GA	Leased	962,000
York, PA	Leased	804,000
Lancaster, TX	Owned	615,000
Princeton, IL	Owned	615,000

The original terms of the leases for our distribution centers range from 10 to 15 years with options to renew for successive five-year periods.

In fiscal 2024, we completed construction of our fourth distribution center in Princeton, IL and began shipping product in July 2024.

We maintain a focused and disciplined approach to entering lease arrangements. All leases are approved by our real estate committee, which is comprised of senior management and executive officers. Our leases generally have an initial term of approximately seven years with options to renew for three to five successive five-year periods and may require us to pay a proportionate share of real estate taxes, insurance, and common area or other charges.

Item 3.	Legal Proceedings

From time to time we are involved in claims and legal actions that arise in the ordinary course of our business. We cannot predict the outcome of any litigation or lawsuit to which we are a party. However, we do not believe that an unfavorable decision of any of the current claims or legal actions against us, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

Item 4.	Mine Safety Disclosures

Not applicable.

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on NASDAQ under the symbol “OLLI.”

As of January 31, 2026, we had approximately 164,950 stockholders of record.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our common stock between January 30, 2021 and January 31, 2026 to the cumulative return of (i) the NASDAQ Composite Total Return Index and (ii) the NASDAQ US Benchmark Retail Index over the same period.  This graph assumes an initial investment of $100 on January 30, 2021 in our common stock, the NASDAQ Composite Total Return Index and the NASDAQ US Benchmark Retail Index and assumes the reinvestment of dividends, if any.  Such returns are based on historical results and are not intended to suggest future performance.

	1/30/21	1/29/22	1/28/23	2/3/24	2/1/25	1/31/26
Ollie’s Bargain Outlet Holdings, Inc.	100.00	47.43	56.97	79.25	117.71	116.45
NASDAQ Composite Total Return Index	100.00	60.53	47.20	45.81	50.29	46.92
NASDAQ US Benchmark Retail Index	100.00	103.94	87.83	117.87	157.01	161.92

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended January 31, 2026 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
November 2, 2025 through November 29, 2025	41,276	$124.00	41,276	$287,282,253
November 30, 2025 through January 3, 2026	130,155	$113.92	130,155	$272,517,253
January 4, 2026 through January 31, 2026	119,177	$114.39	119,177	$258,799,484
Total	290,608		290,608

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
In December 2020, the Company’s Board of Directors authorized common stock repurchases under a share repurchase program.  The authorized amount of the program, which has been increased from time to time, is authorized for up to $700.0 million of the Company’s stock as of January 31, 2026.  The share repurchase program is effective through March 31, 2029.  As of January 31, 2026, the Company had approximately $258.8 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer January 31 of the following year. References to “2025” refer to the 52-week fiscal year ended January 31, 2026 and references to “2024” refer to the 52-week fiscal year ended February 1, 2025.  References to “2026” refer to the 52-week fiscal year ending January 30, 2027.

Overview

Ollie’s Bargain Outlet is a leading off-price retailer of brand name household products.  Since our founding in 1982, the Company’s mission has been to sell Good Stuff Cheap®. We do this through a flexible buying model that focuses on closeout merchandise and excess inventory from suppliers and manufacturers around the world. Our stores offer Real Brands! Real Bargains! ® in a treasure hunt shopping environment at prices up to 70% below traditional retailers.

Our highly experienced merchandise team is constantly scouring the market and leveraging deep, long-standing relationships across the supply chain to find the best products at the best prices. We focus on buying cheap and selling cheap, and source products as unique buying opportunities present themselves. While the individual products sold in our stores are constantly changing, our overall merchandise mix is designed to save people money on a wide variety of brand name household products that they need and use in their everyday lives.

Our primary point of differentiation against other retailers is the pricing of our products. Our goal is to be the lowest priced retailer of any product offered by our stores. We believe our flexible business model, opportunistic buying strategy, low cost structure, experienced merchant team with deep relationships across the vendor community, and long history of experience of buying and selling closeout merchandise and excess inventory differentiates us from traditional retailers.

Since the founding of Ollie’s in 1982, our principal growth strategy has been the opening of new stores. Historically, we have expanded our store base by opening new stores organically. More recently, we have expanded our store base through acquiring former store locations of bankrupt retailers through the bankruptcy auction process. Our growth strategy continuously evaluates the best opportunities in the marketplace and combines organic new store openings with the acquisition of store locations. We follow a contiguous unit growth strategy that combines backfilling existing markets and states with entering new markets and states in a contiguous manner. As of January 31, 2026 we have grown to 645 stores in 34 states.

While we are focused on driving comparable store sales and managing our expenses, the biggest driver of our net sales and profitability growth has historically been the opening of new stores.  As we continue to grow, we believe we will have greater access to brand name closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers.

Our ability to grow and our results of operations may be impacted by additional factors and uncertainties, such as consumer spending levels, which are subject to macroeconomic conditions and changes in discretionary income.  Our customers’ discretionary income is impacted by changes in wages, gasoline and energy prices, interest rates, inflation, housing prices, rental rates, and consumer trends and preferences. The potential consolidation of our competitors or other changes in our competitive landscape could also impact our results of operations or our ability to grow.  However, because we offer a broad selection of merchandise at extreme values, we believe we are generally less impacted than other retailers by economic cycles that correspond with declines in general consumer spending habits.  We believe we also benefit from periods of increased consumer spending.

Index
Management looks at a number of financial and operating measures in assessing the performance of the business, including new store openings, net sales, comparable store sales, gross profit and gross margin, operating expenses, operating income, earnings per share, EBITDA, and Adjusted EBITDA.

The number of new stores reflects the number of stores opened during a particular reporting period.  Before we open new stores, we incur pre-opening expenses described below under “Pre-Opening Expenses” and we make an initial investment in inventory.  We also make initial capital investments in fixtures and equipment, which we amortize over time.  Sales of new stores are typically strong in the first few months of operation because of the advertising and marketing spending associated with a new store grand opening and the word of mouth in the local community.

Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year.  Comparable store sales consist of net sales from our stores beginning on the first day of the sixteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved.  Stores that remain open during a remodel or refresh process, stores that are relocated within the same trade area, and stores that changed in size are generally classified in the same way as the original store, and we believe that the impact to our change in consolidated comparable store sales percentage is immaterial. Comparable store sales are also referred to as “same-store” sales by other retail companies.

Gross profit is equal to our net sales less our cost of sales.  Included in cost of sales are: merchandise costs, inventory markdowns, inventory shrinkage and transportation, distribution, and warehousing costs, including wages, benefits, and depreciation and amortization.

Selling, general, and administrative (SG&A) expenses are comprised of wages and benefits for store, field support, and support center associates.  SG&A expenses also include marketing and advertising expense, occupancy and operating costs for stores and the store support center, insurance, corporate infrastructure, and other general expenses.

Pre-opening expenses consist of all expenses associated with the opening of new stores and distribution centers, as well as all expenses associated with the remodel and/or closing of an existing store.

The method of calculating comparable store sales, gross profit, SG&A and pre-opening expenses varies across the retail industry. As a result, our calculation of these items may not necessarily be compatible with similarly titled measures reported by other retail companies.

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

Index
Results of Operations

This section includes comparisons of certain 2025 financial information to the same information for 2024.  Year-to-year comparisons of the 2024 financial information to the same information for fiscal 2023, the 53-week period ended February 3, 2024 (“2023”), are contained in Item 7 of our Form 10-K for 2024 filed with the SEC on March 26, 2025, as amended on April 11, 2025, and available through the SEC’s website at  https://www.sec.gov/edgar/searchedgar/companysearch.html.

The following tables summarize key components of our results of operations for 2025 and 2024, both in dollars and as a percentage of our net sales.

We derived the consolidated statements of income for 2025 and 2024 from our consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	2025	2024
	(dollars in thousands)

Net sales	$2,649,198	$2,271,705
Cost of sales	1,576,254	1,357,253
Gross profit	1,072,944	914,452
Selling, general, and administrative expenses	709,002	612,406
Depreciation and amortization expenses	40,996	33,224
Pre-opening expenses	25,281	19,319
Operating income	297,665	249,503
Interest income, net	(18,719)	(16,311)
Income before income taxes	316,384	265,814
Income tax expense	75,788	66,052
Net income	$240,596	$199,762
Percentage of net sales(1):
Net sales	100.0%	100.0%
Cost of sales	59.5	59.7
Gross profit	40.5	40.3
Selling, general, and administrative expenses	26.8	27.0
Depreciation and amortization expenses	1.5	1.5
Pre-opening expenses	1.0	0.9
Operating income	11.2	11.0
Interest income, net	(0.7)	(0.7)
Income before income taxes	11.9	11.7
Income tax expense	2.9	2.9
Net income	9.1%	8.8%
Select operating data:
Number of new stores	86	50
Number of store closings	-	(3)
Number of stores open at end of period	645	559
Average net sales per store (2)	$4,325	$4,271
Comparable stores sales change	3.7%	2.8%

(1)	Components may not add to totals due to rounding.

(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	2025	2024
	(dollars in thousands)
Net income	$240,596	$199,762
Interest income, net	(18,719)	(16,311)
Depreciation and amortization expenses (1)	55,236	44,128
Income tax expense	75,788	66,052
EBITDA	352,901	293,631
Non-cash stock-based compensation expense	13,060	19,445
Adjusted EBITDA	$365,961	$313,076

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our consolidated statements of income.

2025 Compared with 2024

Net Sales

Net sales increased to $2.649 billion in 2025 from $2.272 billion in 2024, an increase of $377.0 million, or 16.6%.  The increase in net sales was the result of new store unit growth and a comparable store sales increase of 3.7%.

Comparable store sales increased 3.7% in 2025 compared with a 2.8% increase in 2024.  The increase in comparable store sales consisted of an increase in the number of transactions and basket size.

Gross Profit and Gross Margin

Gross profit increased to $1.073 billion in 2025 from $914.5 million in 2024, an increase of $158.5 million, or 17.3%.  Gross margin increased 20 basis points to 40.5% in 2025 from 40.3% in 2024.  The increase in gross margin in fiscal 2025 is primarily due to higher merchandise margins, partially offset by higher supply chain costs, including incremental tariff expense.

Selling, General, and Administrative Expenses

SG&A increased to $709.0 million in 2025 from $612.4 million in 2024, an increase of $96.6 million, or 15.8%.  Excluding a one-time expense of $5.5 million for the accelerated expense resulting from the modification of existing equity awards for our Executive Chairman in 2024, SG&A increased 16.8% to $709.0 million in 2025 from $606.9 million in 2024. This increase was primarily driven by higher selling expenses related to new store growth.  As a percentage of net sales, SG&A, exclusive of the one-time stock awards expense, increased 10 basis points to 26.8% in 2025 from 26.7% in 2024. This increase is primarily the result of higher medical and casualty claims, partially offset by the leverage of fixed costs from higher sales and optimization efforts in marketing.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased to $41.0 million in 2025 from $33.2 million in 2024, an increase of $7.8 million, or 23.4%, resulting from the increased asset base due to new store growth and investments in existing stores.

Pre-Opening Expenses

Pre-opening expenses increased to $25.3 million in 2025 from $19.3 million in 2024, an increase of $6.0 million, or 30.9%. The increase was primarily driven by new store growth and dark rent expense of $5.2 million associated with the bankruptcy acquired stores.  We opened 86 stores in 2025 compared to 50 stores opened and three stores closed in 2024.  Of the 86 store openings, 63 of these were bankruptcy acquired leases that carried higher levels of dark rent. As a percentage of net sales, pre-opening expenses increased 10 basis points to 1.0% in 2025 from 0.9% in 2024.

Index
Interest Income, Net

Interest income, net was $18.7 million in 2025 compared with $16.3 million in 2024. The increase in interest income, net in 2025 is primarily due to higher average cash and cash equivalent and investments balances, partially offset by lower interest rates.

Income Tax Expense

Income tax expense increased to $75.8 million in 2025 from $66.1 million in 2024, an increase of $9.7 million, or 14.7%.  The effective tax rates for 2025 and 2024 were 24.0% and 24.9%, respectively.  The decrease in the effective tax rate was driven by the impact of discrete items recognized, primarily lower excess tax benefits related to stock-based compensation, partially offset by the impact of higher non-deductible compensation. For further information, see Note 8 under “Notes to Consolidated Financial Statements.”

Net Income

As a result of the foregoing, net income increased to $240.6 million in 2025 from $199.8 million in 2024, an increase of $40.8 million, or 20.4%.

Adjusted EBITDA

Adjusted EBITDA increased to $366.0 million in 2025 from $313.1 million in 2024, an increase of $52.9 million, or 16.9%.  Adjusted EBITDA margin was 13.8% for 2025 and 2024.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility. As of January 31, 2026, we had $296.3 million of cash and cash equivalents and short-term investments on hand and $86.5 million available to borrow under our Revolving Credit Facility. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to the Consolidated Financial Statements.”

Our primary cash needs are for capital expenditures and working capital.  Additionally, we have made and may continue to make discretionary share repurchases (see “Share Repurchase Program” below for further discussion).

Our capital expenditures are primarily related to new store openings, lease acquisitions, and related build-out costs, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems.  We spent $101.9 million and $120.6 million for capital expenditures in 2025 and 2024, respectively.  We opened 86 new stores in 2025.

Capital expenditures in 2026 are planned to be approximately $103 to $113 million, primarily for the opening of 75 new stores, store-level initiatives at our existing stores, the expansion of two existing distribution centers, as well as general corporate capital expenditures, including information technology.  We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

Share Repurchase Program

In December 2020, our Board of Directors authorized common stock repurchases under a share repurchase program.  The authorized amount of the program, which has been increased from time to time, is authorized for up to $700.0 million of the Company’s stock as of January 31, 2026.  The share repurchase program is effective through March 31, 2029.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board at any time.

During 2025, we repurchased 636,640 shares of our common stock for $73.8 million, inclusive of transaction costs, pursuant to our share repurchase program, and during 2024, we repurchased 639,788 shares of our common stock for $53.0 million, inclusive of transaction costs.  These expenditures were funded by cash generated from operations.  As of January 31, 2026, we had approximately $258.8 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	2025	2024
	(in thousands)
Net cash provided by operating activities	$296,539	$227,454
Net cash used in investing activities	(179,925)	(255,341)
Net cash used in financing activities	(62,057)	(33,252)
Net increase (decrease) in cash and cash equivalents	$54,557	$(61,139)

Cash Provided by Operating Activities

Net cash provided by operating activities in 2025 totaled $296.5 million compared with $227.5 million in 2024.  Operating cash flow was positively impacted by higher net income, the timing of merchandise payments, and higher operating expense related accruals, partially offset by an increase in inventory resulting from new store growth.

Cash Used in Investing Activities

Net cash used in investing activities totaled $179.9 million in 2025 compared with $255.3 million in 2024. Cash used in investing activities includes purchases of property and equipment of $101.9 million and purchases of investments, net of maturities, of $78.3 million.

Cash Used in Financing Activities

Net cash used in financing activities totaled $62.1 million in 2025 compared with $33.3 million in 2024.  Cash used in financing activities reflects payments of $73.8 million for the repurchase of common stock, partially offset by $18.7 million of proceeds from stock option exercises.

Index
Credit Facilities

The Company’s Credit Facility provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  In addition, the Company may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility. On January 9, 2024, the Company refinanced its Credit Facility, pursuant to which the maturity date for any loans under the revolving credit facility was extended for a period of five years and a zero percent (0.0%) interest rate floor was added to the option for the SOFR Loan Rate (as defined in the Amendment). Loans under the Revolving Credit Facility mature on January 9, 2029.

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

Under the terms of the Revolving Credit Facility, as of January 31, 2026, we could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of our eligible inventory, as defined, up to $100.0 million.

As of January 31, 2026, we had no outstanding borrowings under the Revolving Credit Facility, with $86.5 million of borrowing availability, outstanding letters of credit commitments of $13.3 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum. We incurred unused line fees of approximately $0.1 million in each of 2025 and 2024.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which we must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  We were in compliance with all terms of the Credit Facility during 2025.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on our consolidated balance sheet as of January 31, 2026, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The following table summarizes our material cash requirements over the next several periods from known contractual obligations, including contractual lease obligations:

	Less than 1 year	1-3 Years	3-5 Years	Thereafter	Total
	(in thousands)
Operating leases (1)	$125,797	$258,926	$179,703	$267,503	$831,929
Finance leases	842	646	-	-	1,488
Purchase obligations (2)	20,683	-	-	-	20,683
Total	$147,322	$259,572	$179,703	$267,503	$854,100

(1)	Operating lease payments exclude $49.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

(2)
Purchase obligations are primarily for materials and construction agreements for new store build-outs and distribution center expansion as well as purchase commitments for material handling equipment at the Company’s distribution centers.

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

We have not made any material changes in the methodology used to recognize permanent markdowns or inventory shrinkage in the financial periods presented nor do we anticipate material changes in assumptions we use for permanent markdowns or shrinkage.  As previously stated, however, if our actual experience does not accurately reflect our assumptions and forecasts, we may be exposed to losses or gains that could be material.  We believe a 10% change in our assumptions as of January 31, 2026 would have impacted net income by approximately $1.6 million in 2025.

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

For 2025 and 2024, we completed an impairment test of our goodwill and determined that no impairment of goodwill existed.  Similarly, for 2025 and 2024, we completed an impairment test of our tradename and determined that no impairment of the asset existed.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our Credit Facility, which carries variable interest rates.  As of January 31, 2026, our Credit Facility consisted solely of a Revolving Credit Facility with advances tied to a borrowing base.  Because our Credit Facility bears interest at a variable rate, we are exposed to market risks relating to changes in interest rates. As of January 31, 2026, we had no outstanding variable rate debt under our Revolving Credit Facility.  We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Index
Item 8.	Financial Statements and Supplementary Data.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2026, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimation of store shrink

As discussed in Note 1(h) to the consolidated financial statements, inventories are valued at the lower of cost or market determined using the retail inventory method on a first-in, first-out basis. The retail inventory method is based on a number of factors such as markups, markdowns, and shrinkage (or shrink). The Company calculates the shrink provision based on actual physical inventory results during the fiscal period and estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales for each retail store, at a department level, based on the Company’s most recent historical shrink rate adjusted, if necessary, for current economic conditions and business trends.  The Company’s inventories were $650.3 million as of January 31, 2026.

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
March 19, 2026

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share amounts)

	Fiscal year ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Net sales	$2,649,198	$2,271,705	$2,102,662
Cost of sales	1,576,254	1,357,253	1,270,297
Gross profit	1,072,944	914,452	832,365
Selling, general, and administrative expenses	709,002	612,406	562,672
Depreciation and amortization expenses	40,996	33,224	27,819
Pre-opening expenses	25,281	19,319	14,075
Operating income	297,665	249,503	227,799
Interest income, net	(18,719)	(16,311)	(14,686)
Income before income taxes	316,384	265,814	242,485
Income tax expense	75,788	66,052	61,046
Net income	$240,596	$199,762	$181,439
Earnings per common share:
Basic	$3.92	$3.26	$2.94
Diluted	$3.89	$3.23	$2.92
Weighted average common shares outstanding:
Basic	61,322	61,339	61,741
Diluted	61,773	61,767	62,068

See accompanying Notes to the Consolidated Financial Statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 31,	February 1,
Assets	2026	2025
Current assets:
Cash and cash equivalents	$259,680	$205,123
Short-term investments	36,628	223,546
Inventories	650,260	552,542
Accounts receivable	3,805	2,352
Prepaid expenses and other assets	13,692	10,228
Total current assets	964,065	993,791
Property and equipment, net	382,242	334,961
Operating lease right-of-use assets	663,848	554,737
Goodwill	444,850	444,850
Trade name	230,559	230,559
Long-term investments	266,455	-
Other assets	2,934	2,247
Total assets	$2,954,953	$2,561,145

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$569	$556
Accounts payable	169,345	130,279
Income taxes payable	9,823	1,707
Current portion of operating lease liabilities	108,854	83,944
Accrued expenses and other	111,857	87,855
Total current liabilities	400,448	304,341

Revolving credit facility	-	-
Long-term debt	974	1,040
Deferred income taxes	89,924	81,124
Long-term operating lease liabilities	575,531	479,330
Total liabilities	1,066,877	865,835

Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 67,840 and 67,462 shares issued, respectively	68	67
Additional paid-in capital	761,300	735,284
Retained earnings	1,608,309	1,367,713
Treasury - common stock, at cost; 6,750 and 6,113 shares, respectively	(481,601)	(407,754)
Total stockholders’ equity	1,888,076	1,695,310
Total liabilities and stockholders’ equity	$2,954,953	$2,561,145

See accompanying Notes to the Consolidated Financial Statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Treasury stock		Additional	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	earnings	equity

Balance as of January 28, 2023	66,672	67	(4,664)	(302,204)	677,694	986,512	1,362,069
Stock-based compensation expense	-	-	-	-	12,237	-	12,237
Proceeds from stock options exercised	180	-	-	-	6,686	-	6,686
Vesting of restricted stock	103	-	-	-	-	-	-
Common shares withheld for taxes	(28)	-	-	-	(1,658)	-	(1,658)
Shares repurchased	-	-	(809)	(52,541)	-	-	(52,541)
Net income	-	-	-	-	-	181,439	181,439
Balance as of February 3, 2024	66,927	67	(5,473)	(354,745)	694,959	1,167,951	1,508,232
Stock-based compensation expense	-	-	-	-	19,445	-	19,445
Proceeds from stock options exercised	454	-	-	-	23,995	-	23,995
Vesting of restricted stock	120	-	-	-	-	-	-
Common shares withheld for taxes	(39)	-	-	-	(3,115)	-	(3,115)
Shares repurchased	-	-	(640)	(53,009)	-	-	(53,009)
Net income	-	-	-	-	-	199,762	199,762
Balance as of February 1, 2025	67,462	67	(6,113)	(407,754)	735,284	1,367,713	1,695,310
Stock-based compensation expense	-	-	-	-	13,060	-	13,060
Proceeds from stock options exercised	284	-	-	-	18,657	-	18,657
Vesting of restricted stock	146	1	-	-	-	-	1
Common shares withheld for taxes	(52)	-	-	-	(5,701)	-	(5,701)
Shares repurchased	-	-	(637)	(73,847)	-	-	(73,847)
Net income	-	-	-	-	-	240,596	240,596
Balance as of January 31, 2026	67,840	$68	(6,750)	$(481,601)	$761,300	$1,608,309	$1,888,076

See accompanying Notes to the Consolidated Financial Statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash Flows from Operating Activities:
Net income	$240,596	$199,762	$181,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	55,236	43,958	34,936
Amortization of debt issuance costs	52	52	267
Gain on sale of assets	(64)	(131)	(304)
Deferred income tax provision	8,800	9,247	1,245
Stock-based compensation expense	13,060	19,445	12,237
Other	(1,191)	(1,377)	(723)
Changes in operating assets and liabilities:
Inventories	(97,718)	(46,752)	(35,256)
Accounts receivable	(1,453)	(129)	151
Prepaid expenses and other assets	(4,243)	(186)	341
Accounts payable	38,576	4,053	38,250
Income taxes payable	8,116	(13,037)	11,688
Accrued expenses and other liabilities	36,772	12,549	10,226
Net cash provided by operating activities	296,539	227,454	254,497
Cash Flows from Investing Activities:
Capital expenditures	(101,879)	(120,554)	(124,404)
Proceeds from sale of property and equipment	300	402	409
Purchases of investments	(406,683)	(482,690)	(273,522)
Maturities of investments	328,337	347,501	247,430
Net cash used in investing activities	(179,925)	(255,341)	(150,087)
Cash Flows from Financing Activities:
Repayments on finance leases	(1,167)	(1,123)	(1,027)
Payment of debt issuance costs	—	—	(204)
Proceeds from stock option exercises	18,658	23,995	6,686
Common shares withheld for taxes	(5,701)	(3,115)	(1,658)
Payment for shares repurchased	(73,847)	(53,009)	(52,541)
Net cash used in financing activities	(62,057)	(33,252)	(48,744)
Net (decrease) increase in cash and cash equivalents	54,557	(61,139)	55,666
Cash and cash equivalents, beginning of the period	205,123	266,262	210,596
Cash and cash equivalents, end of the period	$259,680	$205,123	$266,262
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$457	$451	$419
Income taxes	$59,403	$70,353	$48,601
Non-cash investing activities:
Accrued purchases of property and equipment	$12,089	$8,407	$11,270

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

Since its first store opened in 1982, the Company has grown to 645 retail locations in 34 states as of January 31, 2026. Ollie’s Bargain Outlet retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia, and Wisconsin.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year. References to the fiscal year ended January 31, 2026 refer to the 52-week period from February 2, 2025 to January 31, 2026 (“2025”). References to the fiscal year ended February 1, 2025 refer to the 52-week period from February 4, 2024 to February 1, 2025 (“2024”). References to the fiscal year ended February 3, 2024 refer to the 53-week period from January 29, 2023 to February 3, 2024 (“2023”).

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

(d)	Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Cash, Cash Equivalents, and Short-term Investments

The Company considers cash on hand in stores, bank deposits, credit card receivables, and all highly liquid investments such as money market funds, treasury bonds, corporate bonds, U.S. agency bonds, and municipal bonds with maturities of three months or less at the date of acquisition to be cash and cash equivalents. Investments with maturities greater than three months, but less than 1 year at the date of acquisition are classified as short-term investments. Amounts receivable from debit card and credit card issuers are typically converted to cash within one to two business days of the original sales transaction.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Ollie’s financial instruments consist of cash and cash equivalents, investment securities, accounts receivable, accounts payable, and the Company’s credit facilities. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair value because of their short-term nature. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in treasury bonds are Level 1 while the investments in U.S agency bonds, municipal, and corporate bonds are Level 2. Since quoted prices in active markets for identical assets are not available, these prices are determined by a third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

As of January 31, 2026 and February 1, 2025, the Company’s investment securities are classified as held-to-maturity since the Company has both the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$25,827	$3	$-	$25,830
Corporate Bonds	10,801	111	(89)	10,823
Total	$36,628	$114	$(89)	$36,653

Long-term:
Treasury Bonds	$48,447	$-	$(554)	$47,893
U.S. Agency Bonds	15,090	-	(83)	15,007
Corporate Bonds	202,918	2,967	(939)	204,946
Total	$266,455	$2,967	$(1,576)	$267,846

	As of February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$141,324	$48	$(7)	$141,365
Municipal Bonds	28,028	2	(131)	27,899
Corporate Bonds	54,194	321	(174)	54,341
Total	$223,546	$371	$(312)	$223,605

Short-term investment securities as of January 31, 2026 and February 1, 2025 all mature in one year or less. Long-term investment securities as of January 31, 2026 all mature after one year but within three years.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(g)	Concentration of Credit Risk

A financial instrument which potentially subjects the Company to a concentration of credit risk is cash. Ollie’s currently maintains its day‑to‑day operating cash balances with major financial institutions. The Company’s operating cash balances are in excess of the FDIC insurance limit. Ollie’s invests temporary excess cash in overnight investments with expected minimal volatility, such as money market funds. Although the Company maintains balances which exceed the FDIC insured limit, it has not experienced any losses related to these balances.

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

The Company calculates its shrink provision based on actual physical inventory results during the fiscal period and an accrual for estimated shrink occurring subsequent to a physical inventory through the end of the fiscal reporting period. This accrual is calculated as a percentage of sales for each retail store, at a department level, based on the Company’s most recent historical shrink rate adjusted, if necessary, for current economic conditions and business trends.

(i)	Property and Equipment

Property and equipment are stated at original cost less accumulated depreciation and amortization. Depreciation and amortization are calculated over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. The lease term used for amortization includes renewal extension periods when the Company is reasonably certain that such lease will be extended. Expenditures for additions, renewals, and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method for financial reporting purposes.

The useful lives for the purpose of computing depreciation and amortization are as follows:

Software	3 - 5 years
Automobiles	2 - 5 years
Computer equipment	5 years
Furniture, fixtures, and equipment	7 - 10 years
Buildings	40 years

The Company capitalizes direct internal and external development costs associated with internal-use software. These costs will be depreciated over the useful life of the software on a straight-line basis. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For 2025, 2024, and 2023, the Company capitalized costs of approximately $2.1 million, $1.2 million, and $0.8 million, respectively.

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

For 2025, 2024, and 2023, the Company completed an impairment test of its goodwill and determined that no impairment of goodwill existed.

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

For 2025, 2024, and 2023, the Company completed an impairment test of its tradename and determined that no impairment of the asset existed.

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

Advertising costs primarily consist of print flyers, digital media, email campaigns, and media broadcasts and are generally expensed the first time the advertising occurs. Advertising expense for 2025, 2024, and 2023 was $77.3 million, $69.8 million, and $64.5 million, respectively.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(p)	Operating Leases

The Company generally leases its store locations, distribution centers, and office facilities.  Many of the lease agreements contain rent holidays, rent escalation clauses, and contingent rent provisions – or some combination of these items.  For leases of store locations and the store support centers, the Company recognizes rent expense in SG&A.  For leases of distribution centers, the Company recognizes rent expense within cost of sales.  All rent expense is recorded on a straight-line basis over the accounting lease term, which includes lease renewals determined to be reasonably certain.

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

Pre-opening expenses consist of expenses of opening new stores and distribution centers, as well as store remodel and store closing costs.  For opening new stores, pre-opening expenses include grand opening advertising costs, payroll expenses, travel expenses, employee training costs, rent expenses, and store setup costs. Pre-opening expenses for new stores are expensed as they are incurred. For opening distribution centers, pre-opening expenses primarily include inventory transportation costs, employee travel expenses, and occupancy costs. Store remodel costs primarily consist of payroll expenses, travel expenses, and store setup costs expensed as they are incurred. Store closing costs primarily consist of insurance deductibles, rent, and store payroll.

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

Ollie’s files consolidated federal and state income tax returns. For tax years prior to 2022, the Company is no longer subject to U.S. federal income tax examinations. State income tax returns are filed in various state tax jurisdictions, as appropriate, with varying statutes of limitation and remain subject to examination for varying periods up to three to four years depending on the state.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The following table summarizes those effects for the diluted earnings per common share calculation:

	Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)

Weighted average number of common shares outstanding – Basic	61,322	61,339	61,741
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	451	428	327
Weighted average number of common shares outstanding – Diluted	61,773	61,767	62,068

The effect of the weighted average assumed exercise of stock options outstanding, totaling 97,336, 262,523, and 582,645 as of January 31, 2026, February 1, 2025, and February 3, 2024, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding, totaling 9,284, 1,239, and 11,717 as of January 31, 2026, February 1, 2025, and February 3, 2024, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(u)	Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which modifies the disclosure requirements for income taxes. This ASU requires disclosure of tabular statutory to effective rate reconciliation in both percentages and dollars, additional disaggregated rate reconciliation categories, and disaggregation of both income taxes paid and income tax expense by jurisdiction. The Company adopted this ASU for the fiscal year ended January 31, 2026 on a prospective basis. See Note 8 “Income Taxes” in the accompanying notes to the consolidated financial statements for further detail.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures”. This new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in fiscal 2024.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 “Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modernizes the capitalization criteria for internal-use software by eliminating references to project stages and clarifying the threshold applied to begin capitalizing costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.  The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This ASU amends Topic 270 to clarify interim reporting requirements and enhance consistency. It is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to correct, clarify, and otherwise improve U.S. GAAP. This ASU includes 33 improvements that span a wide range of topics and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

	Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Beginning balance	$13,239	$10,159	$8,130
Revenue deferred	29,088	19,952	16,141
Revenue recognized	(29,227)	(16,872)	(14,112)
Ending balance	$13,100	$13,239	$10,159

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

	Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Beginning balance	$2,766	$2,650	$2,527
Gift card issuances	5,098	5,568	5,150
Gift card redemption and breakage	(4,975)	(5,452)	(5,027)
Ending balance	$2,889	$2,766	$2,650

Sales return allowance is recorded on a gross basis on the consolidated balance sheets as a refund liability and an asset for recovery.  The allowance for estimated retail merchandise returns is based on prior experience.  The following table provides a reconciliation of the activity related to the Company’s sales returns allowance:

	Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Beginning balance	$878	$1,070	$1,170
Provisions	59,852	56,742	57,684
Sales returns	(59,885)	(56,934)	(57,784)
Ending balance	$845	$878	$1,070

In fiscal 2024, the Company launched a co-branded credit card that can be used by customers for making purchases at Ollie’s and everywhere else the co-branded credit card is accepted, and credit is extended to such customers by a third-party financial institution on a non-recourse basis to the Company. The co-branded credit card includes a performance obligation for the Company which includes marketing and promoting the program on behalf of the bank and the operation of the Company’s loyalty rewards program. Loyalty members earn points through purchases made using the card.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(3)	Property and Equipment

Property and equipment consists of the following:

	January 31, 2026	February 1, 2025
	(in thousands)
Land	$13,742	$13,736
Buildings	77,246	77,240
Furniture, fixtures and equipment	377,666	333,275
Leasehold improvements	171,011	121,019
Automobiles	4,096	3,567
Construction in Progress	9,748	12,673
	653,509	561,510
Less: Accumulated depreciation and amortization	(271,267)	(226,549)
	$382,242	$334,961

Depreciation and amortization expense of property and equipment was $55.2 million, $44.0 million, and $34.9 million in 2025, 2024, and 2023, respectively, of which $41.0 million, $33.2 million, and $27.8 million is included in the depreciation and amortization expenses in 2025, 2024, and 2023, respectively, on the consolidated statements of income.  The remainder, as it relates to the Company’s distribution centers, is included within cost of sales on the consolidated statements of income.

(4)	Leases

The Company generally leases its stores, offices, and distribution facilities under operating leases that expire at various dates through 2038.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales.  A majority of the Company’s leases also require a payment for all or a portion of common-area maintenance, insurance, real estate taxes, water and sewer costs, and repairs, on a fixed or variable payment basis.  Most of the leases contain options to renew for three to five successive five-year periods.  Many of the Company’s lease agreements provide options to extend the lease term beyond the initial non-cancelable period.  At lease commencement, the Company generally includes only the initial term in the lease liability and right-of-use asset, as it has determined that renewal options are not reasonably certain to be exercised.  Renewal decisions are generally at the Company’s sole discretion.  Upon renewal of an expiring lease, the Company reassesses the terms and includes in the lease term any extension periods that are reasonably certain to be exercised.  For leases acquired through bankruptcy proceedings, the Company typically includes option periods in the lease term, as the economic penalty associated with the acquisition cost makes renewal reasonably certain.  The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of January 31, 2026:

January 31, 2026
(in thousands)
2026	$125,797
2027	137,081
2028	121,845
2029	101,508
2030	78,195
Thereafter	267,503
Total undiscounted lease payments (1)	831,929
Less: Imputed interest	(147,544)
Total lease obligations	684,385
Less: Current obligations under leases	(108,854)
Long-term lease obligations	$575,531

(1)	Lease obligations exclude $49.7 million of minimum lease payments for leases signed, but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(dollars in thousands)
Cash paid for operating leases	$127,310	$118,715	$114,184
Operating lease cost	136,013	115,592	106,302
Variable lease cost	21,078	16,832	12,463
Non-cash right-of-use assets obtained in exchange for lease obligations	134,514	106,663	53,138
Weighted-average remaining lease term	8.04 years	7.38 years	6.52 years
Weighted-average discount rate	4.5%	4.3%	3.9%

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(5)	Commitments and Contingencies

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

(6)	Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2026	February 1, 2025
	(in thousands)
Compensation and benefits	$23,216	$20,605
Deferred revenue	16,558	16,006
Freight	15,939	7,258
Insurance	11,722	8,495
Sales and use taxes	10,063	9,034
Property and equipment	8,763	5,570
Advertising	6,636	2,178
Real estate related	6,250	5,114
Other	12,710	13,595
	$111,857	$87,855

(7)	Debt Obligations and Financing Arrangements

Long-term debt consists of finance leases.

The Company’s Credit Facility provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  In addition, the Company may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to terms and conditions set out in the Credit Facility. On January 9, 2024, the Company refinanced its Credit Facility, pursuant to which the maturity date for any loans under the revolving credit facility was extended for a period of five years from the effective date of January 9, 2024 and a zero percent (0.0%) interest rate floor was added to the option for the SOFR Loan Rate (as defined in the Amendment). Loans under the Revolving Credit Facility mature on January 9, 2029.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Under the terms of the Revolving Credit Facility, as of January 31, 2026, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of January 31, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility, with $86.5 million of borrowing availability, outstanding letters of credit commitments of $13.3 million, and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.  The Company incurred unused line fees of $0.1 million in each of the years ended 2025, 2024, and 2023.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  The Company was in compliance with all terms of the Credit Facility during 2025.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 31, 2026, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The components of the income tax provision (benefit) are as follows:

	Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Current:
Federal	$51,013	$43,127	$45,871
State	15,975	13,678	13,930
	66,988	56,805	59,801
Deferred:
Federal	10,095	8,571	1,915
State	(1,295)	676	(670)
	8,800	9,247	1,245
Income tax expense	$75,788	$66,052	$61,046

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
As further described in Note 1 “Recently Adopted Accounting Pronouncements,” the Company has elected to prospectively adopt the guidance in ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Taxes Disclosures,” or ASU 2023-09.  The following table is a reconciliation of the U.S. federal statutory rate of 21.0% to the Company’s effective income tax rate for the year ended January 31, 2026 in accordance with the guidance in ASU No. 2023-09:

	Fiscal year ended January 31, 2026
	Amount (in thousands)	Percent
Provision for income taxes at U.S. federal statutory rate	$66,445	21.0%
State and local income taxes, net of federal benefit(a)	11,597	3.7
Excess tax benefits related to stock-based compensation	(3,461)	(1.1)
Tax credits	(2,117)	(0.7)
Nontaxable/nondeductible items	3,324	1.1
Total tax provision and effective tax rate	$75,788	24.0%

(a)
During the year ended January 31, 2026, state and local income taxes in Pennsylvania, New York, Florida, Georgia, Virginia, Tennessee, and Michigan comprised greater than 50% of the tax effect in this category.

As previously disclosed for the years ended February 1, 2025 and February 3, 2024, prior to the adoption of ASU 2023-09, the following table is a reconciliation of the U.S. federal statutory rate of 21.0% to the Company’s effective income tax rate:

	Fiscal year ended
	February 1, 2025	February 3, 2024
Statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	4.3	4.3
Excess tax benefits related to stock-based compensation	(1.1)	(0.3)
Other	0.7	0.2
	24.9%	25.2%

The following table presents income taxes paid (net of refunds received) for the year ended January 31, 2026 (in thousands):

Income Taxes Paid
U.S. Federal	$43,222
U.S. State
Pennsylvania	3,950
Other	12,231
U.S. State Subtotal	16,181
Total	$59,403

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Deferred income taxes reflect the effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. Significant components of deferred tax assets and liabilities are as follows:

	January 31, 2026	February 1, 2025
	(in thousands)
Deferred tax assets:
Inventory reserves	$1,332	$999
Lease liabilities	169,746	141,654
Stock-based compensation	2,921	3,746
Deferred revenue	3,368	3,329
Other	3,228	3,548
Total deferred tax assets	180,595	153,276
Deferred tax liabilities:
Tradename	(57,160)	(57,964)
Depreciation	(48,642)	(36,932)
Operating lease right-of-use assets	(164,717)	(139,504)
Total deferred tax liabilities	(270,519)	(234,400)
Net deferred tax liabilities	$(89,924)	$(81,124)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income and the scheduled reversal of deferred liabilities over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences as of January 31, 2026 and February 1, 2025.

Ollie’s has no material accrual for uncertain tax positions or interest or penalties related to income taxes on the Company’s consolidated balance sheets as of January 31, 2026 or February 1, 2025, and has not recognized any material uncertain tax positions or interest or penalties related to income taxes in the consolidated statements of income for 2025, 2024 or 2023.

On July 4, 2025, the U.S. federal government enacted the “One Big Beautiful Bill Act” resulting in significant changes to the federal tax code, most notably the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatment for certain business provisions.  The Company has evaluated and incorporated the effects of the legislation in its income tax provision for the fifty-two weeks ended January 31, 2026.

(9)	Equity Incentive Plans

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors and consultants.  The 2015 Plan allowed for the issuance of up to 5,250,000 shares.  Awards were made pursuant to agreements and are subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board.  The Company uses authorized and unissued shares to satisfy share award exercises.  After adoption of the 2025 Plan as described below, no additional equity grants were made under the 2015 Plan, although equity grants made under the 2015 Plan will continue to be governed by the 2015 Plan.

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

As of January 31, 2026, there were 4,909,853 shares available for grant under the 2025 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant.  The vesting period for awards granted is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information follows for 2023, 2024 and 2025:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
	(in thousands, except share and per share amounts)
Outstanding at January 28, 2023	1,209,251	$53.92
Granted	144,630	57.91
Forfeited	(54,119)	62.90
Exercised	(180,278)	37.09
Outstanding at February 3, 2024	1,119,484	56.71
Granted	126,683	75.37
Forfeited	(8,645)	65.72
Exercised	(453,859)	52.87
Outstanding at February 1, 2025	783,663	61.85
Granted	99,718	111.16
Forfeited	(3,982)	56.61
Exercised	(284,978)	65.47
Outstanding at January 31, 2026	594,421	68.42	6.9	$25,112
Exercisable at January 31, 2026	261,863	58.77	5.7	$13,497

The intrinsic value of stock options exercised for 2025, 2024 and 2023 was $16.3 million, $19.6 million and $5.8 million, respectively.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The weighted average grant date fair value per option for options granted during 2025, 2024 and 2023 was $53.80, $39.27, and $29.07, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Risk-free interest rate	4.08%	4.27%	3.36%
Expected dividend yield	—	—	—
Expected life	5.32 years	6.25 years	6.25 years
Expected volatility	48.20%	47.63%	47.16%

To estimate the expected life of stock options, the Company uses its historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants.  For expected volatility, the Company uses its historical information over the expected life of the option granted to calculate the fair value of option grants.  The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Restricted Stock Units

Restricted stock units (“RSUs”) are issued at the closing price of the Company’s common stock on the date of grant.  RSUs outstanding generally vest ratably over four years or cliff vest in one or four years.  Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for 2023, 2024 and 2025 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 28, 2023	276,278	50.32
Granted	205,663	58.10
Forfeited	(27,783)	53.24
Vested	(103,354)	52.70
Nonvested balance at February 3, 2024	350,804	53.94
Granted	173,376	74.90
Forfeited	(18,682)	61.89
Vested	(120,376)	54.26
Nonvested balance at February 1, 2025	385,122	62.89
Granted	121,126	113.38
Forfeited	(21,294)	78.56
Vested	(146,471)	61.53
Nonvested balance at January 31, 2026	338,483	80.56

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Stock-Based Compensation Expense

The compensation cost for stock options and RSUs, which have been recorded within selling, general, and administrative expenses on the condensed consolidated statements of income, related to the Company’s equity incentive plans, was $13.1 million, $19.4 million, and $12.2 million for 2025, 2024, and 2023, respectively.

As of January 31, 2026, there was $23.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years. Compensation costs related to awards are recognized using the straight-line method.

(10)	Employee Benefit Plans

Ollie’s sponsors a defined contribution plan (the “Plan”), qualified under Internal Revenue Code (“IRC”) Section 401(k), for the benefit of employees. An employee becomes eligible to participate in the Plan upon attaining at least 21 years of age and completing three months of full-time employment. An employee may elect to contribute annual compensation up to the maximum allowable under the IRC. The Company assumes all administrative costs of the Plan. Beginning January 2024, the Company transitioned to a safe harbor plan and increased matches for employee contributions to 100% of the first 3% contributed of employee’s annual compensation, and 50% of the next 2% contributed for a total match of up to 4%. Prior to the transition, the Company matched employee’s contributions up to 25% of the first 6% of their annual compensation and the portion that the Company matched vested ratably over six years. The enhancements under the safe harbor plan also include 100% immediate vesting of the portion that the Company matches.  The employer matching contributions to the Plan were $1.9 million, $1.6 million, and $0.4 million for 2025, 2024, and 2023, respectively.

In addition to the regular matching contribution, the Company may elect to make a discretionary matching contribution. Discretionary contributions shall be allocated as a percentage of compensation of eligible participants for the Plan year. There were no discretionary contributions in 2025, 2024 or 2023.

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

Share Repurchase Program

In December 2020, the Company’s Board of Directors authorized common stock repurchases under a share repurchase program.  The authorized amount of the program, which has been increased from time to time, is authorized for up to $700.0 million of shares of the Company’s stock as of January 31, 2026.  The share repurchase program is effective through March 31, 2029.

The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers, or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of the Company’s shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow the Company to purchase its shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of the Company’s Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by the Company’s Board at any time.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
During 2025, the Company repurchased 636,640 shares of its common stock for $73.8 million, inclusive of transaction costs, pursuant to its share repurchase program. During 2024, the Company repurchased 639,788 shares of its common stock for $53.0 million, inclusive of transaction costs, and during 2023, the Company repurchased 808,669 shares of its common stock for $52.5 million, inclusive of transaction costs.  These expenditures were funded by cash generated from operations.  As of January 31, 2026, the Company had $258.8 million remaining under its share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

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

The following table summarizes the percentage of net sales by each product group for each year presented:

	Fiscal Year Ended
	January 31, 2026		February 1, 2025		February 3, 2024
	(in thousands)
Consumables (1)	$846,305	31.9%	$726,344	31.9%	$635,820	30.3%
Home (1)	749,159	28.3%	635,871	28.0%	614,729	29.2%
Seasonal	506,096	19.1%	435,471	19.2%	393,563	18.7%
Other	547,638	20.7%	474,019	20.9%	458,550	21.8%
Total	$2,649,198	100.0%	$2,271,705	100.0%	$2,102,662	100.0%

(1)
In fiscal 2024, the Company reclassified certain products out of the Home category and into the Consumables category. These products included cleaning supplies, floor care, and other products such as paper goods. Prior periods have been adjusted for comparability.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Our single segment net sales, net income, and significant expenses are as follows for fiscal 2025, 2024, and 2023:

	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$2,649,198	$2,271,705	$2,102,662
Cost of sales	1,576,254	1,357,253	1,270,297
Selling, general, and administrative expenses other	480,283	403,002	376,289
Occupancy	142,123	121,902	111,741
Advertising expenses(1)	73,536	68,057	62,405
Depreciation and amortization expenses(2)	40,996	33,224	27,819
Stock-based compensation expense	13,060	19,445	12,237
Pre-opening expenses	25,281	19,319	14,075
Interest income, net	(18,719)	(16,311)	(14,686)
Income tax expense	75,788	66,052	61,046
Segment income	240,596	199,762	181,439

Reconciliation of profit or loss:
Adjustments and reconciling items	-	-	-
Consolidated net income	$240,596	$199,762	$181,439

(1)	Expenses reported in operating expenses, excludes advertising expenses recorded in pre-opening.

(2)	Expenses reported in operating expenses, excludes depreciation and amortization recorded in cost of sales.

(13)	Subsequent Event

U.S. Tariff Update

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company. The Company continues to monitor and evaluate these developments and assess their potential impact on its business, financial condition, and results of operations.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Balance Sheets
(In thousands)

	January 31, 2026	February 1, 2025
Assets
Total current assets	$-	$-
Long-term assets:
Investment in subsidiaries	1,888,076	1,695,310
Total assets	$1,888,076	$1,695,310

Liabilities and stockholders’ equity
Total current liabilities	$-	$-
Total long-term liabilities	-	-
Total liabilities	-	-
Stockholders’ equity:
Common stock	68	67
Additional paid-in capital	761,300	735,284
Retained earnings	1,608,309	1,367,713
Treasury stock, at cost	(481,601)	(407,754)
Total stockholders’ equity	1,888,076	1,695,310
Total liabilities and stockholders’ equity	$1,888,076	$1,695,310

See accompanying Notes to Condensed Financial Statements.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Condensed Statements of Income
(In thousands)

Fiscal year ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general, and administrative expenses	-	-	-
Depreciation and amortization expenses	-	-	-
Pre-opening expenses	-	-	-
Operating income	-	-	-
Interest expense, net	-	-	-
Income before income taxes and equity in net income of subsidiaries	-	-	-
Income tax expense	-	-	-
Income before equity in net income of subsidiaries	-	-	-
Net income of subsidiaries	240,596	199,762	181,439
Net income	$240,596	$199,762	$181,439

See accompanying Notes to Condensed Financial Statements.

Index
Schedule I - Condensed Financial Information of Registrant
Ollie’s Bargain Outlet Holdings, Inc. (parent company only)

Notes to Condensed Financial Statements

1.  Basis of presentation

In the parent-company-only condensed financial statements, Ollie’s Bargain Outlet Holdings, Inc.’s (the “Company”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only condensed financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Ollie’s Bargain Outlet Holdings, Inc. had no cash flow activities during 2025, 2024 or 2023.

2.  Guarantees and restrictions

On January 9, 2024, Ollie’s Bargain Outlet, Inc., a subsidiary of the Company, completed a transaction in which it refinanced its Credit Facility.  The Credit Facility provides for a five-year $100.0 million revolving credit facility, which includes a $45.0 million sub-facility for letters of credit and a $25.0 million sub-facility for swingline loans (the “Revolving Credit Facility”).  The loans under the Revolving Credit Facility mature on January 9, 2029.  In addition, Ollie’s Bargain Outlet, Inc. may at any time add term loan facilities or additional revolving commitments up to $150.0 million pursuant to the terms and conditions set out in the Credit Facility.  Under the terms of the Credit Facility, Bargain Parent, Inc., a subsidiary of the Company, guaranteed the payment of all principal and interest. In the event of a default under the Credit Facility, Bargain Parent, Inc. will be directly liable to the debt holders.

As of January 31, 2026, Ollie’s Bargain Outlet, Inc. had $86.5 million available for borrowing under its Revolving Credit Facility.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement. The Company was in compliance with all terms of the agreement during and as of the fiscal year ended January 31, 2026.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of January 31, 2026, from being used to pay any dividends or make other restricted payments without prior written consent from the lenders under the Credit Facility, subject to certain exceptions.

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarterly period ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures under the Exchange Act as of January 31, 2026, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2026, the Company’s disclosure controls and procedures are effective.

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

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of January 31, 2026.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of January 31, 2026, the Company maintained effective internal control over financial reporting at a reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2026 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report dated March 19, 2026 that appears below.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Ollie’s Bargain Outlet Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 31, 2026, and the related notes and financial statement schedule I - condensed financial information of registrant (collectively, the consolidated financial statements), and our report dated March 19, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
March 19, 2026

Index
Item 9B.	Other Information

Trading Arrangements of Directors and Executive Officers

During the thirteen weeks ended January 31, 2026, certain of our executives entered into written plans for the purchase or sale of our securities through a broker that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

The material terms of these trading plans are set forth in the table below.

Director/Officer	Action & Date of Action	Commencement of Trading Period	Scheduled Termination of Trading Period (1)	Security Covered	Maximum Number of Securities to be Purchased or Sold Pursuant to the Rule 10b5-1 Trading Plan (2)	Covers Purchase or Sale?
Robert Helm, Executive Vice President and Chief Financial Officer	Adoption December 11, 2025	March 24, 2026(3)	April 11, 2027	Common Stock	6,566(4)	Sale

(1)
The plan is subject to earlier termination under certain circumstances specified in the plans, including upon the sale of all shares subject to the plan and upon either party to a plan giving notice of termination within the time prescribed under the plan.

(2)	Subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock.

(3)	Based on a fiscal 2025 Form 10-K filing date of March 19, 2026.

(4)
The actual number of shares subject to be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy certain costs and tax withholding obligations arising from the vesting of such awards and is not yet determinable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive proxy statement in connection with the 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year ended January 31, 2026, and is incorporated herein by reference.

In addition, the Company’s Board of Directors has adopted a Code of Ethical Business Conduct that applies to all of its directors, employees and officers, including the Chief Executive Officer and Chief Financial Officer. The current version of the Code of Ethical Business Conduct is available on the Company’s website under the Investor Relations section at www.ollies.com. In accordance with the rules adopted by the SEC and NASDAQ, the Company intends to promptly disclose any amendments to certain provisions of the Code of Ethical Business Conduct, or waivers of such provisions granted to executive officers and directors, on its website under the Investor Relations section at www.ollies.com. The information contained on or accessible through the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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

10.5†+
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

10.14†+
Employment Agreement, dated May 20, 2024, by and between Ollie’s Bargain Outlet, Inc. and Chris Zender (incorporated by reference to Exhibit 10.1 to the Quarterly Report filed on Form 10-Q by the Company on August 29, 2024 (No. 001-37501)).

10.15+*	First Amendment to Employment Agreement, dated February 11, 2026 and effective February 1, 2026, by and between Ollie’s Bargain Outlet, Inc. and John Swygert.

10.16†+	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed by the Company on July 15, 2015 (No. 333-204942)).

10.17+*	Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan.

10.18+*	Form of Stock Option Agreement under 2015 Equity Incentive Plan.

10.19†+
Ollie’s Bargain Outlet Holdings, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Form S-8 Registration Statement filed by the Company on June 18, 2025 (No. 333-288146)).

10.20+*	Form of Restricted Stock Unit Award Agreement under 2025 Equity Incentive Plan.

10.21+*	Form of Stock Option Agreement under 2025 Equity Incentive Plan.

19.1†
Ollie’s Bargain Outlet Holdings, Inc. Policy on Insider Trading and Communications with the Public (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Company on March 26, 2025 (No. 001-37501)).

21.1†	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Company on March 26, 2025 (No. 001-37501)).

Index
Exhibit no.	Description

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (included on the signature pages herein).

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

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†+
Ollie’s Bargain Outlet Holdings, Inc. Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97 to the Annual Report filed on Form 10-K by the Company on March 27, 2024 (No. 001-37501)).

101.INS***	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Previously filed.
***	Submitted electronically with this report.
+	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: March 19, 2026	By:	/s/ Robert Helm

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

Signature	Title	Date

/s/ Eric van der Valk	President and Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2026
Eric van der Valk

/s/ Robert Helm	Executive Vice President	March 19, 2026
Robert Helm	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John Swygert	Executive Chairman of the Board	March 19, 2026
John Swygert

/s/ Alissa Ahlman	Director	March 19, 2026
Alissa Ahlman

/s/ Mary Baglivo	Director	March 19, 2026
Mary Baglivo

/s/ Robert Fisch	Director	March 19, 2026
Robert Fisch

/s/ Stanley Fleishman	Director	March 19, 2026
Stanley Fleishman

/s/ Thomas Hendrickson	Director	March 19, 2026
Thomas Hendrickson

/s/ Abid Rizvi	Director	March 19, 2026
Abid Rizvi

/s/ Stephen White	Director	March 19, 2026
Stephen White

/s/ Richard Zannino	Director	March 19, 2026
Richard Zannino