Form 10-Q
period 2026-05-02
Ollie's Bargain Outlet Holdings, Inc.
filed 2026-06-03
CIK 1639300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 27, 2026 was 60,453,292.

Index
ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Thirteen weeks ended
	May 2,	May 3,
	2026	2025
Net sales	$658,928	$576,767
Cost of sales	382,964	339,736
Gross profit	275,964	237,031
Selling, general, and administrative expenses	188,682	164,832
Depreciation and amortization expenses	11,283	9,357
Pre-opening expenses	6,442	6,656
Operating income	69,557	56,186
Interest income, net	(4,966)	(4,788)
Income before income taxes	74,523	60,974
Income tax expense	18,123	13,414
Net income	$56,400	$47,560
Earnings per common share:
Basic	$0.93	$0.78
Diluted	$0.92	$0.77
Weighted average common shares outstanding:
Basic	60,884	61,343
Diluted	61,191	61,816

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	May 2,	January 31,	May 3,
Assets	2026	2026	2025
Current assets:
Cash and cash equivalents	$197,673	$259,680	$199,018
Short-term investments	51,886	36,628	170,490
Inventories	686,922	650,260	611,852
Accounts receivable	4,887	3,805	2,348
Prepaid expenses and other assets	19,621	13,692	14,313
Total current assets	960,989	964,065	998,021
Property and equipment, net of accumulated depreciation of $283,752, $271,267 and $239,255, respectively	398,308	382,242	346,151
Operating lease right-of-use assets	680,820	663,848	639,664
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Long-term investments	276,038	266,455	45,355
Other assets	2,335	2,934	2,379
Total assets	$2,993,899	$2,954,953	$2,706,979
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$844	$569	$566
Accounts payable	154,751	169,345	137,869
Income taxes payable	25,952	9,823	14,364
Current portion of operating lease liabilities	111,764	108,854	99,767
Accrued expenses and other	120,909	111,857	95,238
Total current liabilities	414,220	400,448	347,804
Revolving credit facility	-	-	-
Long-term debt	1,513	974	925
Deferred income taxes	91,905	89,924	81,006
Long-term operating lease liabilities	596,175	575,531	547,431
Total liabilities	1,103,813	1,066,877	977,166
Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	-	-	-
Common stock - 500,000 shares authorized at $0.001 par value; 67,939, 67,840 and 67,650 shares issued, respectively	68	68	68
Additional paid-in capital	760,276	761,300	739,333
Retained earnings	1,664,709	1,608,309	1,415,273
Treasury - common stock, at cost; 7,292, 6,750 and 6,273 shares, respectively	(534,967)	(481,601)	(424,861)
Total stockholders’ equity	1,890,086	1,888,076	1,729,813
Total liabilities and stockholders’ equity	$2,993,899	$2,954,953	$2,706,979

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock		Treasury stock		Additional paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity

Balance as of January 31, 2026	67,840	$68	(6,750)	$(481,601)	$761,300	$1,608,309	$1,888,076
Stock-based compensation expense	-	-	-	-	3,401	-	3,401
Proceeds from stock options exercised	8	-	-	-	389	-	389
Vesting of restricted stock	143	-	-	-	-	-	-
Common shares withheld for taxes	(52)	-	-	-	(4,814)	-	(4,814)
Shares repurchased	-	-	(542)	(53,366)	-	-	(53,366)
Net income	-	-	-	-	-	56,400	56,400
Balance as of May 2, 2026	67,939	$68	(7,292)	$(534,967)	$760,276	$1,664,709	$1,890,086

Balance as of February 1, 2025	67,462	$67	(6,113)	$(407,754)	$735,284	$1,367,713	$1,695,310
Stock-based compensation expense	-	-	-	-	3,164	-	3,164
Proceeds from stock options exercised	98	-	-	-	6,155	-	6,155
Vesting of restricted stock	138	1	-	-	-	-	1
Common shares withheld for taxes	(48)	-	-	-	(5,270)	-	(5,270)
Shares repurchased	-	-	(160)	(17,107)	-	-	(17,107)
Net income	-	-	-	-	-	47,560	47,560
Balance as of May 3, 2025	67,650	$68	(6,273)	$(424,861)	$739,333	$1,415,273	$1,729,813

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen weeks ended
	May 2,	May 3,
	2026	2025
Cash Flows from Operating Activities:
Net income	$56,400	$47,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,934	12,772
Amortization of debt issuance costs	14	13
Gain on sale of assets	(344)	(21)
Deferred income tax provision	1,981	(118)
Stock-based compensation expense	3,401	3,164
Other	(377)	(752)
Changes in operating assets and liabilities:
Inventories	(36,662)	(59,310)
Accounts receivable	(1,082)	4
Prepaid expenses and other assets	(5,359)	(4,230)
Accounts payable	(19,371)	7,229
Income taxes payable	16,129	12,657
Accrued expenses and other liabilities	15,837	9,734
Net cash provided by operating activities	45,501	28,702
Cash Flows from Investing Activities:
Capital expenditures	(25,474)	(26,740)
Proceeds from sale of property and equipment	377	21
Purchases of investments	(58,137)	(118,994)
Maturities of investments	33,673	127,447
Net cash used in investing activities	(49,561)	(18,266)
Cash Flows from Financing Activities:
Repayments on finance leases	(156)	(320)
Proceeds from stock option exercises	389	6,156
Common shares withheld for taxes	(4,814)	(5,270)
Payment for shares repurchased	(53,366)	(17,107)
Net cash used in financing activities	(57,947)	(16,541)
Net (decrease) increase in cash and cash equivalents	(62,007)	(6,105)
Cash and cash equivalents, beginning of the period	259,680	205,123
Cash and cash equivalents, end of the period	$197,673	$199,018
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$123	$137
Income taxes	$13	$875
Non-cash investing activities:
Accrued purchases of property and equipment	$12,952	$9,514

See accompanying notes to the condensed consolidated financial statements.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
(Unaudited)

(1)	Basis of Presentation and Summary of Significant Accounting Policies

(a)	Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referred to as the “Company” or “Ollie’s”) is a leading off-price retailer of brand name household products. The Company principally buys and sells overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products to enhance its offerings in select key merchandise categories.

Since its first store opened in 1982, the Company has grown to 672 retail locations in 35 states as of May 2, 2026. Ollie’s retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia, and Wisconsin.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year. References to “fiscal year 2026” or “fiscal 2026” refer to the period from February 1, 2026 to January 30, 2027 and references to “fiscal year 2025” or “fiscal 2025” refer to the period from February 2, 2025 to January 31, 2026. Both periods consist of 52 weeks. References to the thirteen weeks ended May 2, 2026 and May 3, 2025 refer to the thirteen weeks from February 1, 2026 to May 2, 2026 and from February 2, 2025 to May 3, 2025, respectively.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The Company’s balance sheet as of January 31, 2026, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for fiscal 2025 as filed with the SEC on March 19, 2026 and referred to herein as the “Annual Report”, but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for fiscal 2025 and footnotes thereto included in the Annual Report.

For purposes of the disclosure requirements for segments of a business enterprise, it has been determined that the Company is comprised of one operating segment.

(d)	Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
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

The Company’s financial instruments consist of cash and cash equivalents, investment securities, accounts receivable, accounts payable, and the Company’s credit facilities. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair value because of their short-term nature. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in treasury bonds are Level 1 while the investments in U.S. agency bonds, asset-backed securities, municipal, and corporate bonds are Level 2 and generally have counterparties with high quality, investment grade credit ratings. Since quoted prices in active markets for identical assets are not available, these prices are determined by a third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

As of May 2, 2026, January 31, 2026, and May 3, 2025, the Company’s investment securities are classified as held-to-maturity since the Company has both the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of May 2, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Short-term:
Treasury Bonds	$36,450	$10	$-	$36,460
Corporate Bonds	13,717	159	(63)	13,813
Asset-Backed Securities	1,719	-	(1)	1,718
Total	$51,886	$169	$(64)	$51,991

Long-term:
Corporate Bonds	$154,101	$215	$(2,254)	$152,062
Treasury Bonds	48,223	-	(600)	47,623
Asset-Backed Securities	53,106	8	(78)	53,036
U.S. Agency Bonds	20,608	-	(230)	20,378
Total	$276,038	$223	$(3,162)	$273,099

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
(Unaudited)
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

Short-term investment securities as of May 2, 2026, January 31, 2026, and May 3, 2025 all mature in one year or less. Long-term investment securities as of May 2, 2026 all mature after one year but in less than three years.

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
May 2, 2026 and May 3, 2025
(Unaudited)
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

Ollie’s Army Revenue

The Company operates a customer loyalty program called Ollie’s Army. Revenue is deferred for the Ollie’s Army loyalty program where members accumulate points that can be redeemed for discounts on future purchases. The Company has determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the discount awards based upon its relative standalone selling price, which considers historical redemption patterns for the award. Revenue is recognized as those discount awards are redeemed. Discount awards issued upon the achievement of specified point levels are subject to expiration.  Unless temporarily extended, the maximum redemption period is 45 days. At the end of each fiscal period, unredeemed discount awards and accumulated points to earn a future discount award are reflected as a liability.  Discount awards are combined in one homogeneous pool and are not separately identifiable.  Therefore, the revenue recognized consists of discount awards redeemed that were included in the deferred revenue balance at the beginning of the period as well as discount awards issued during the current period.  The following table is a reconciliation of the liability related to this program:

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
	(in thousands)
Beginning balance	$13,100	$13,239
Revenue deferred	8,046	5,535
Revenue recognized	(8,629)	(4,551)
Ending balance	$12,517	$14,223

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
(Unaudited)
Gift Card Breakage Revenue

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

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
	(in thousands)
Beginning balance	$2,889	$2,766
Gift card issuances	1,018	947
Gift card redemption and breakage	(1,209)	(1,164)
Ending balance	$2,698	$2,549

Co-Branded Credit Card Revenue

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
(Unaudited)
The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
	(in thousands, except per share amounts)

Net income	$56,400	$47,560
Weighted average number of common shares outstanding – Basic	60,884	61,343
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	307	473
Weighted average number of common shares outstanding - Diluted	61,191	61,816
Earnings per common share – Basic	$0.93	$0.78
Earnings per common share - Diluted	$0.92	$0.77

The effect of the weighted average assumed exercise of stock options outstanding totaling 177,721 and 72,615 for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 24,443 and 34,200 for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

(4)	Leases

The Company generally leases its stores, offices, and distribution facilities under operating leases that expire at various dates through the year 2043.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals based on a percentage of annual sales.  A majority of the Company’s leases also require a payment for all or a portion of common-area maintenance, insurance, real estate taxes, water and sewer costs, and repairs, on a fixed or variable payment basis.  Many of the Company’s lease agreements provide options to extend the lease term beyond the initial non-cancelable period. Most of the leases contain options to renew for three to five successive five-year periods. At lease commencement, the Company generally includes only the initial term in the lease liability and right-of-use asset, as it has determined that renewal options are not reasonably certain to be exercised.  Renewal decisions are generally at the Company’s sole discretion. Upon renewal of an expiring lease, the Company reassesses the terms and includes in the lease term any extension periods that are reasonably certain to be exercised. For leases acquired through bankruptcy proceedings, the Company typically includes option periods in the lease term, as the economic penalty associated with the acquisition cost makes renewal reasonably certain. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

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

Store and office lease costs are classified in selling, general, and administrative expenses (“SG&A”) and distribution center lease costs are classified in cost of sales on the condensed consolidated statements of income.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
(Unaudited)
The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of May 2, 2026:

May 2, 2026
(in thousands)
Remainder of 2026	$91,376
2027	145,069
2028	130,176
2029	109,408
2030	86,307
Thereafter	300,602
Total undiscounted lease payments (1)	862,938
Less: Imputed interest	(154,999)
Total lease obligations	707,939
Less: Current obligations under leases	(111,764)
Long-term lease obligations	$596,175

(1)	Lease obligations exclude $57.4 million of minimum lease payments for leases signed but not commenced.

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
	(dollars in thousands)
Cash paid for operating leases	$51,100	$33,543
Operating lease cost	36,452	32,157
Variable lease cost	5,707	4,504
Non-cash right-of-use assets obtained in exchange for lease obligations	22,351	94,952
Weighted-average remaining lease term	8.15 years	8.6 years
Weighted-average discount rate	4.5%	4.4%

(5)	Commitments and Contingencies

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

IEEPA Tariff Refunds

In February 2026, the U.S. Supreme Court issued a ruling that certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade ruled that the U.S. Customs and Border Protection (“CBP”) must refund duties imposed under IEEPA. In April 2026, the CBP launched a platform for submitting IEEPA tariff refund claims. As of May 2, 2026, the Company had not recognized the effect of any potential tariff refunds, as the timing and amount of any potential refunds for previously collected tariffs remains uncertain and may be subject to further legal and regulatory developments. The Company will continue to monitor these developments and their potential impact on its financial position, results of operations, and cash flows.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
(Unaudited)
(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	May 2, 2026	January 31, 2026	May 3, 2025
	(in thousands)
Compensation and benefits	$21,157	$23,216	$19,287
Freight	19,500	15,939	7,917
Deferred revenue	18,584	16,558	16,772
Sales and use taxes	14,584	10,063	12,312
Insurance	12,271	11,722	8,646
Advertising	7,689	6,636	3,493
Real estate related	5,639	6,250	5,739
Property and equipment	5,338	8,763	6,317
Other	16,147	12,710	14,755
	$120,909	$111,857	$95,238

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

Under the terms of the Revolving Credit Facility, as of May 2, 2026, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of May 2, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility, with $89.6 million of borrowing availability, outstanding letters of credit commitments of $10.2 million and $0.2 million of rent reserves.  The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
(Unaudited)
The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during the term of the agreement.  The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability.  The Company was in compliance with all terms of the Credit Facility during the thirteen weeks ended May 2, 2026.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of May 2, 2026, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The effective income tax rates for the thirteen weeks ended May 2, 2026 and May 3, 2025 were 24.3% and 22.0%, respectively. The change in the effective income tax rate was driven by the impact of discrete items recognized, primarily excess tax benefits related to stock-based compensation and the expiration of the Work Opportunity Tax Credit.

On July 4, 2025, the U.S. federal government enacted the “One Big Beautiful Bill Act” resulting in significant changes to the federal tax code, most notably the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatment for certain business provisions.  The Company has evaluated and incorporated the effects of the legislation in its income tax provision.

The Company is subject to tax in the United States. The Company files a consolidated U.S. income tax return for federal income tax purposes. The Company is no longer subject to income tax examinations by U.S. federal, or state and local tax authorities for tax years prior to 2022.

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

In connection with its initial public offering, the Company adopted the 2015 equity incentive plan (the “2015 Plan”) pursuant to which the Company’s Board of Directors may grant stock options, restricted shares or other awards to employees, directors, and consultants.  The 2015 Plan allowed for the issuance of up to 5,250,000 shares.  Awards were made pursuant to agreements and are subject to vesting and other restrictions as determined by the Board of Directors or the Compensation Committee of the Board.  The Company uses authorized and unissued shares to satisfy share award exercises.  After adoption of the 2025 Plan as described below, no additional equity grants were made under the 2015 Plan, although equity grants made under the 2015 Plan will continue to be governed by the 2015 Plan.

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

As of May 2, 2026, there were 4,650,088 shares available for grant under the 2025 Plan.

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

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
(Unaudited)
A summary of the Company’s stock option activity and related information for the thirteen weeks ended May 2, 2026 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
	(in thousands, except share and per share amounts)
Outstanding at January 31, 2026	594,421	$68.42
Granted	132,083	93.23
Forfeited	(14,690)	80.83
Exercised	(8,364)	46.52
Outstanding at May 2, 2026	703,450	73.09	7.2
Exercisable at May 2, 2026	406,559	$60.99	6.0

The weighted average grant date fair value per option for options granted during the thirteen weeks ended May 2, 2026 and May 3, 2025 was $40.88 and $53.80, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Thirteen weeks ended
	May 2,	May 3,
	2026	2025
Risk-free interest rate	3.91%	4.08%
Expected dividend yield	—	—
Expected life	5.05 years	5.32 years
Expected volatility	44.31%	48.20%

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
May 2, 2026 and May 3, 2025
(Unaudited)
Restricted Stock Units

Restricted stock units (“RSUs”) are issued at the closing price of the Company’s common stock on the date of grant. RSUs outstanding generally vest ratably over four years or cliff vest in one or four years. Awards are subject to employment for vesting and are not transferable other than upon death.

A summary of the Company’s RSU activity and related information for the thirteen weeks ended May 2, 2026 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested balance at January 31, 2026	338,483	$80.56
Granted	155,408	91.98
Forfeited	(13,036)	82.85
Vested	(142,565)	71.59
Nonvested balance at May 2, 2026	338,290	$89.50

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general, and administrative expenses related to the Company’s equity incentive plans was $3.4 million and $3.2 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.

As of May 2, 2026, there was $38.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.1 years. Compensation costs related to awards are recognized using the straight-line method.

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

Share Repurchase Program

In December 2020, the Company’s Board of Directors authorized common stock repurchases under a share repurchase program.  The authorized amount of the program, which has been increased from time to time, is authorized for up to $700.0 million of shares of the Company’s stock as of May 2, 2026.  The share repurchase program is effective through March 31, 2029.

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
(Unaudited)
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

During the thirteen weeks ended May 2, 2026, the Company repurchased 542,486 shares of its common stock for $53.4 million, inclusive of transaction costs, pursuant to its share repurchase program. During the thirteen weeks ended May 3, 2025, the Company repurchased 159,757 shares of its common stock for $17.1 million, inclusive of transaction costs, pursuant to its share repurchase program. These expenditures were funded by cash generated from operations. As of May 2, 2026, the Company had $205.4 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

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

The following table summarizes the percentage of net sales by each product group for each period presented:

	Thirteen weeks ended
	May 2, 2026		May 3, 2025
	(in thousands)
Consumables	$226,947	34.4%	$188,910	32.8%
Home	187,493	28.5%	172,672	29.9%
Seasonal	118,004	17.9%	102,483	17.8%
Other	126,484	19.2%	112,702	19.5%
Total	$658,928	100.0%	$576,767	100.0%

Index
OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
May 2, 2026 and May 3, 2025
(Unaudited)
Our single segment net sales, net income, and significant expenses are as follows for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	May 2, 2026	May 3, 2025
Net sales	$658,928	$576,767
Cost of sales	382,964	339,736
Selling, general, and administrative expenses other	128,084	112,522
Occupancy	38,349	33,430
Advertising expenses(1)	18,848	15,716
Depreciation and amortization expenses(2)	11,283	9,357
Stock-based compensation expense	3,401	3,164
Pre-opening expenses	6,442	6,656
Interest income, net	(4,966)	(4,788)
Income tax expense	18,123	13,414
Segment income	56,400	47,560

Reconciliation of profit or loss:
Adjustments and reconciling items	-	-
Consolidated net income	$56,400	$47,560

(1)	Expenses reported in operating expenses excludes advertising expenses recorded in pre-opening.
(2)	Expenses reported in operating expenses excludes depreciation and amortization recorded in cost of sales.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Ollie’s Bargain Outlet Holdings, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the Securities and Exchange Commission, or SEC, on March 19, 2026 (“Annual Report”). As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “Ollie’s,” the “Company,” “we,” “our,” and “us” refer to Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries.

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following year. References to “fiscal year 2026” or “fiscal 2026” refer to the 52-week period of February 1, 2026 to January 30, 2027. References to “fiscal year 2025” or “fiscal 2025” refer to the 52-week period of February 2, 2025 to January 31, 2026. References to the “first quarter of fiscal 2026” and the “first quarter of fiscal 2025” refer to the thirteen weeks of February 1, 2026 to May 2, 2026 and February 2, 2025 to May 3, 2025, respectively.  Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Since the founding of Ollie’s in 1982, our principal growth strategy has been the opening of new stores. Historically, we have expanded our store base by opening new stores organically. More recently, we have expanded our store base through acquiring former store locations of bankrupt retailers through the bankruptcy auction process. Our growth strategy continuously evaluates the best opportunities in the marketplace and combines organic new store openings with the acquisition of store locations. We follow a contiguous unit growth strategy that combines backfilling existing markets and states with entering new markets and states in a contiguous manner. As of May 2, 2026 we have grown to 672 stores in 35 states.

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

Index
SG&A expenses are comprised of wages and benefits for store, field support, and support center associates.  SG&A expenses also include marketing and advertising expense, occupancy and operating costs for stores and the store support center, insurance, corporate infrastructure, and other general expenses.

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

Store Openings and Closings

We opened 27 new stores in the first quarter of fiscal 2026 and opened 25 new stores in the first quarter of fiscal 2025.  In connection with these store openings, we incurred expenses of $6.4 million and $6.7 million in the respective periods.

Seasonality

There is some seasonality to our business. Net sales are generally the highest in our fourth fiscal quarter due to the holiday sales season.  To prepare for the holiday sales season, we must order and keep in stock more merchandise than we carry during other times of the year and generally engage in additional marketing efforts.  We expect inventory levels, along with accounts payable and accrued expenses, to reach their highest levels in our third and fourth fiscal quarters in anticipation of increased net sales during the holiday sales season.  As a result of this holiday-related seasonality and other variations in consumer spending habits, we experience fluctuations in net sales and working capital requirements during the year.  Because we offer a broad selection of merchandise at extreme values, we believe we are less impacted than other retailers by economic cycles which correspond with declines in general consumer spending habits, and we believe we still benefit from periods of increased consumer spending.

IEEPA Tariff Refunds

In February 2026, the U.S. Supreme Court issued a ruling that certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade ruled that the U.S. Customs and Border Protection (“CBP”) must refund duties imposed under IEEPA. In April 2026, the CBP launched a platform for submitting IEEPA tariff refund claims. As of May 2, 2026, we had not recognized the effect of any potential tariff refunds, as the timing and amount of any potential refunds for previously collected tariffs remains uncertain and may be subject to further legal and regulatory developments. We will continue to monitor these developments and their potential impact on our financial position, results of operations, and cash flows.

Index
Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the condensed consolidated statements of income for the first quarter of fiscal 2026 and the first quarter of fiscal 2025 from our unaudited condensed consolidated financial statements and related notes.  Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
	( dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$658,928	$576,767
Cost of sales	382,964	339,736
Gross profit	275,964	237,031
Selling, general and administrative expenses	188,682	164,832
Depreciation and amortization expenses	11,283	9,357
Pre-opening expenses	6,442	6,656
Operating income	69,557	56,186
Interest (income), net	(4,966)	(4,788)
Income before income taxes	74,523	60,974
Income tax expense	18,123	13,414
Net income	$56,400	$47,560
Percentage of net sales (1):
Net sales	100.0%	100.0%
Cost of sales	58.1	58.9
Gross profit	41.9	41.1
Selling, general and administrative expenses	28.6	28.6
Depreciation and amortization expenses	1.7	1.6
Pre-opening expenses	1.0	1.2
Operating income	10.6	9.7
Interest (income), net	(0.8)	(0.8)
Income before income taxes	11.3	10.6
Income tax expense	2.8	2.3
Net income	8.6%	8.2%
Select operating data:
Number of new stores	27	25
Number of stores open at end of period	672	584
Average net sales per store (2)	$997	$1,005
Comparable stores sales change	1.7%	2.6%

(1)	Components may not add to totals due to rounding.
(2)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

Index
The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
	(in thousands)
Net income	$56,400	$47,560
Interest (income), net	(4,966)	(4,788)
Depreciation and amortization expenses (1)	14,934	12,809
Income tax expense	18,123	13,414
EBITDA	84,491	68,995
Non-cash stock-based compensation expense	3,401	3,164
Adjusted EBITDA	$87,892	$72,159

(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

First Quarter of Fiscal 2026 Compared to First Quarter of Fiscal 2025

Net Sales

Net sales increased to $658.9 million in the first quarter of fiscal 2026 from $576.8 million in the first quarter of fiscal 2025, an increase of $82.1 million, or 14.2%.  The increase in net sales was the result of new store unit growth and a comparable store sales increase of 1.7%.

Comparable store sales increased 1.7% in the first quarter of fiscal 2026 compared with a 2.6% increase in the first quarter of fiscal 2025. The increase in comparable store sales in the first quarter of fiscal 2026 was driven by an increase in basket size.

Gross Profit and Gross Margin

Gross profit increased to $276.0 million in the first quarter of fiscal 2026 from $237.0 million in the first quarter of fiscal 2025, an increase of $39.0 million, or 16.4%. Gross margin increased 80 basis points to 41.9% in the first quarter of fiscal 2026 from 41.1% in the first quarter of fiscal 2025. The increase in gross margin was driven by lower supply chain costs and a modest increase in merchandise margin.

Selling, General, and Administrative Expenses

SG&A increased to $188.7 million in the first quarter of fiscal 2026 from $164.8 million in the first quarter of fiscal 2025, an increase of $23.9 million, or 14.5%, driven by higher selling expenses primarily related to new store growth. As a percentage of net sales, SG&A remained flat at 28.6% in the first quarter of fiscal 2026 and 2025, respectively.

Pre-Opening Expenses

Pre-opening expenses decreased to $6.4 million in the first quarter of fiscal 2026 from $6.7 million in the first quarter of fiscal 2025, a decrease of $0.3 million, or 3.2%. The decrease was primarily driven by lower dark rent expense associated with the bankruptcy acquired stores, partially offset by an increase in store openings. In the first quarter of fiscal 2026, we incurred rent expense on 24 bankruptcy acquired stores, compared with 66 such stores in the first quarter of fiscal 2025, and these stores carry higher levels of dark rent. We opened 27 stores in the first quarter of fiscal 2026, compared to 25 stores in the first quarter of fiscal 2025. As a percentage of net sales, pre-opening expenses decreased to 1.0% in the first quarter of fiscal 2026 compared to 1.2% in the first quarter of fiscal 2025.

Index
Interest Income, Net

Interest income, net was $5.0 million in the first quarter of fiscal 2026 compared with $4.8 million in the first quarter of fiscal 2025. The increase is primarily due to higher average cash and cash equivalent and investments balances, partially offset by lower interest rates.

Income Tax Expense

Income tax expense in the first quarter of fiscal 2026 was $18.1 million compared to $13.4 million in the first quarter of fiscal 2025. The effective tax rates for the first quarters of fiscal 2026 and fiscal 2025 were 24.3% and 22.0%, respectively. The change in the effective income tax rate was driven by the impact of discrete items recognized, primarily excess tax benefits related to stock-based compensation, and the expiration of the Work Opportunity Tax Credit.

Net Income

As a result of the foregoing, net income increased to $56.4 million in the first quarter of fiscal 2026 from $47.6 million in the first quarter of fiscal 2025, an increase of $8.8 million or 18.6%.

Adjusted EBITDA

Adjusted EBITDA increased to $87.9 million in the first quarter of fiscal 2026 from $72.2 million in the first quarter of fiscal 2025, an increase of $15.7 million, or 21.8%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility.  Our primary cash needs are for capital expenditures and working capital.  As of May 2, 2026, we had $89.6 million available to borrow under our Revolving Credit Facility and $249.6 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, lease acquisitions and related build-out costs, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. We spent $25.5 million and $26.7 million for capital expenditures during the first quarters of fiscal 2026 and fiscal 2025, respectively. We opened 27 new stores during the first quarter of fiscal 2026 and opened 25 new stores during the first quarter of fiscal 2025.

Capital expenditures in fiscal 2026 are planned to be approximately $103 to $113 million, primarily for the opening of 75 new stores, store-level initiatives at our existing stores, the expansion of two existing distribution centers, as well as general corporate capital expenditures, including information technology.  We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

Share Repurchase Program

In December 2020, our Board of Directors authorized common stock repurchases under a share repurchase program.  The authorized amount of the program, which has been increased from time to time, is authorized for up to $700.0 million of the Company’s stock as of May 2, 2026.  The share repurchase program is effective through March 31, 2029.  The shares to be repurchased may be purchased from time to time in open market conditions (including blocks), privately negotiated transactions, accelerated share repurchase programs or other derivative transactions, issuer self-tender offers or any combination of the foregoing.  The timing of repurchases and the actual amount purchased will depend on a variety of factors, including the market price of our shares, general market, economic and business conditions, and other corporate considerations.  Repurchases may be made pursuant to plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, which could allow us to purchase our shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  Repurchases are expected to be funded from cash on hand or through the utilization of our Revolving Credit Facility.  The repurchase authorization does not require the purchase of a specific number of shares and is subject to suspension or termination by our Board at any time.

During the first quarter of fiscal 2026, we repurchased 542,486 shares of our common stock for $53.4 million, inclusive of transaction costs, pursuant to our share repurchase program.  During the first quarter of fiscal 2025, we repurchased 159,757 shares of our common stock for $17.1 million, inclusive of transaction costs, pursuant to our share repurchase program.  These expenditures were funded by cash generated from operations.  As of May 2, 2026, we had approximately $205.4 million remaining under our share repurchase authorization.  There can be no assurances that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Index
Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Thirteen weeks ended
	May 2, 2026	May 3, 2025
	(in thousands)
Net cash provided by operating activities	$45,501	$28,702
Net cash used in investing activities	(49,561)	(18,266)
Net cash used in financing activities	(57,947)	(16,541)
Net increase (decrease) in cash and cash equivalents	$(62,007)	$(6,105)

Cash Provided by Operating Activities

Net cash provided by operating activities in the first quarters of fiscal 2026 and fiscal 2025 was $45.5 million and $28.7 million, respectively. Operating cash flow was positively impacted by higher net income and higher operating expense related accruals, partially offset by an increase in inventory resulting from new store growth and the timing of merchandise payments.

Cash Used in Investing Activities

Net cash used in investing activities in the first quarters of fiscal 2026 and fiscal 2025 was $49.6 million and $18.3 million, respectively. Cash used in investing activities includes purchases of property and equipment of $25.5 million and purchases of investments, net of maturities, of $24.5 million.

Cash Used in Financing Activities

Net cash used in financing activities in the first quarters of fiscal 2026 and fiscal 2025 was $57.9 million and $16.5 million, respectively. Cash used in financing activities reflects payments of $53.4 million for the repurchase of common stock and $4.8 million for taxes related to restricted stock vestings.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of May 2, 2026, we had no outstanding variable rate debt.

As of May 2, 2026, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the first quarter of fiscal 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended May 2, 2026 is as follows:

Period	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
February 1, 2026 through February 28, 2026	93,657	$110	93,657	$248,374,765
March 1, 2026 through April 4, 2026	317,314	100	317,314	217,820,184
April 5, 2026 through May 2, 2026	131,515	95	131,515	205,433,060
Total	542,486		542,486

(1)	Consists of shares repurchased under the publicly announced share repurchase program.

(2)	Includes commissions for the shares repurchased under the share repurchase program.

(3)
In December 2020, the Company’s Board of Directors authorized common stock repurchases under a share repurchase program.  The authorized amount of the program, which has been increased from time to time, is authorized for up to $700.0 million of the Company’s stock as of May 2, 2026.  The share repurchase program is effective through March 31, 2029.  As of May 2, 2026, the Company had approximately $205.4 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

ITEM 5.	OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the quarter ended May 2, 2026, no director or officer of the Company entered into, modified, or terminated a “Rule 10b5-1(c) trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: June 3, 2026	/s/ Robert Helm
Robert Helm
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)