Form 10-Q
period 2026-08-01
Ollie's Bargain Outlet Holdings, Inc.
filed 2026-09-02
CIK 1639300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 26, 2026 was 59,402,403.

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net sales	$741,305	$679,556	$1,400,233	$1,256,323
Cost of sales	419,140	408,218	802,104	747,954
Gross profit	322,165	271,338	598,129	508,369
Selling, general, and administrative expenses	197,213	175,476	385,895	340,308
Depreciation and amortization expenses	11,274	9,916	22,557	19,273
Pre-opening expenses	5,203	8,972	11,645	15,628
Operating income	108,475	76,974	178,032	133,160
Interest income, net	(6,142)	(4,534)	(11,108)	(9,322)
Income before income taxes	114,617	81,508	189,140	142,482
Income tax expense	29,163	20,198	47,286	33,612
Net income	$85,454	$61,310	$141,854	$108,870
Earnings per common share:
Basic	$1.42	$1.00	$2.35	$1.77
Diluted	$1.42	$0.99	$2.34	$1.76
Weighted average common shares outstanding:
Basic	60,097	61,340	60,490	61,342
Diluted	60,236	61,796	60,713	61,806

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	August 1,	January 31,	August 2,
	2026	2026	2025
Assets
Current assets:
Cash and cash equivalents	$120,765	$259,680	$231,163
Short-term investments	66,737	36,628	85,893
Inventories	704,433	650,260	637,236
Accounts receivable	7,801	3,805	1,810
Prepaid expenses and other assets	17,187	13,692	11,716
Total current assets	916,923	964,065	967,818
Property and equipment, net of accumulated depreciation of $297,207, $271,267 and $252,468, respectively	419,234	382,242	360,836
Operating lease right-of-use assets	694,113	663,848	652,341
Goodwill	444,850	444,850	444,850
Trade name	230,559	230,559	230,559
Long-term investments	319,592	266,455	143,206
Other assets	2,325	2,934	2,242
Total assets	$3,027,596	$2,954,953	$2,801,852

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$809	$569	$518
Accounts payable	190,207	169,345	165,629
Income taxes payable	5,755	9,823	129
Current portion of operating lease liabilities	99,157	108,854	103,122
Accrued expenses and other	115,656	111,857	98,968
Total current liabilities	411,584	400,448	368,366
Long-term debt	1,420	974	912
Deferred income taxes	94,733	89,924	85,640
Long-term operating lease liabilities	624,260	575,531	561,024
Total liabilities	1,131,997	1,066,877	1,015,942

Stockholders’ equity:
Preferred stock - 50,000 shares authorized at $0.001 par value; no shares issued	—	—	—
Common stock - 500,000 shares authorized at $0.001 par value; 67,948, 67,840 and 67,700 shares issued, respectively	68	68	68
Additional paid-in capital	764,299	761,300	745,636
Retained earnings	1,750,163	1,608,309	1,476,583
Treasury - common stock, at cost; 8,399, 6,750 and 6,371 shares, respectively	(618,931)	(481,601)	(436,377)
Total stockholders’ equity	1,895,599	1,888,076	1,785,910
Total liabilities and stockholders’ equity	$3,027,596	$2,954,953	$2,801,852

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Thirteen weeks ended August 1, 2026 and August 2, 2025
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of May 2, 2026	67,939	$68	(7,292)	$(534,967)	$760,276	$1,664,709	$1,890,086
Stock-based compensation expense	—	—	—	—	3,728	—	3,728
Proceeds from stock options exercised	8	—	—	—	359	—	359
Vesting of restricted stock	2	—	—	—	—	—	—
Common shares withheld for taxes	(1)	—	—	—	(64)	—	(64)
Shares repurchased	—	—	(1,107)	(83,964)	—	—	(83,964)
Net income	—	—	—	—	—	85,454	85,454
Balance as of August 1, 2026	67,948	$68	(8,399)	$(618,931)	$764,299	$1,750,163	$1,895,599

Balance as of May 3, 2025	67,650	$68	(6,273)	$(424,861)	$739,333	$1,415,273	$1,729,813
Stock-based compensation expense	—	—	—	—	3,360	—	3,360
Proceeds from stock options exercised	47	—	—	—	3,180	—	3,180
Vesting of restricted stock	5	—	—	—	—	—	—
Common shares withheld for taxes	(2)	—	—	—	(237)	—	(237)
Shares repurchased	—	—	(98)	(11,516)	—	—	(11,516)
Net income	—	—	—	—	—	61,310	61,310
Balance as of August 2, 2025	67,700	$68	(6,371)	$(436,377)	$745,636	$1,476,583	$1,785,910

	Twenty-six weeks ended August 1, 2026 and August 2, 2025
					Additional		Total
	Common stock		Treasury stock		paid-in	Retained	stockholders’
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of January 31, 2026	67,840	$68	(6,750)	$(481,601)	$761,300	$1,608,309	$1,888,076
Stock-based compensation expense	—	—	—	—	7,129	—	7,129
Proceeds from stock options exercised	16	—	—	—	748	—	748
Vesting of restricted stock	145	—	—	—	—	—	—
Common shares withheld for taxes	(53)	—	—	—	(4,878)	—	(4,878)
Shares repurchased	—	—	(1,649)	(137,330)	—	—	(137,330)
Net income	—	—	—	—	—	141,854	141,854
Balance as of August 1, 2026	67,948	$68	(8,399)	$(618,931)	$764,299	$1,750,163	$1,895,599

Balance as of February 1, 2025	67,462	$67	(6,113)	$(407,754)	$735,284	$1,367,713	$1,695,310
Stock-based compensation expense	—	—	—	—	6,524	—	6,524
Proceeds from stock options exercised	145	—	—	—	9,335	—	9,335
Vesting of restricted stock	143	1	—	—	—	—	1
Common shares withheld for taxes	(50)	—	—	—	(5,507)	—	(5,507)
Shares repurchased	—	—	(258)	(28,623)	—	—	(28,623)
Net income	—	—	—	—	—	108,870	108,870
Balance as of August 2, 2025	67,700	$68	(6,371)	$(436,377)	$745,636	$1,476,583	$1,785,910

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six weeks ended
	August 1,	August 2,
	2026	2025
Cash Flows from Operating Activities:
Net income	$141,854	$108,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	29,826	26,261
Amortization of debt issuance costs	26	26
Gain on sale of assets	(191)	(102)
Deferred income tax provision	4,809	4,516
Stock-based compensation expense	7,129	6,524
Other	(908)	(597)
Changes in operating assets and liabilities:
Inventories	(54,173)	(84,694)
Accounts receivable	(3,996)	542
Prepaid expenses and other assets	(2,932)	(1,519)
Accounts payable	21,679	36,511
Income taxes payable	(4,068)	(1,578)
Accrued expenses and other liabilities	14,570	14,654
Net cash provided by operating activities	153,625	109,414
Cash Flows from Investing Activities:
Capital expenditures	(68,783)	(53,156)
Proceeds from sale of property and equipment	466	102
Purchases of investments	(161,424)	(232,148)
Maturities of investments	79,085	227,192
Net cash used in investing activities	(150,656)	(58,010)
Cash Flows from Financing Activities:
Repayments on finance leases	(424)	(570)
Proceeds from stock option exercises	748	9,336
Common shares withheld for taxes	(4,878)	(5,507)
Payment for shares repurchased	(137,330)	(28,623)
Net cash used in financing activities	(141,884)	(25,364)
Net increase (decrease) in cash and cash equivalents	(138,915)	26,040
Cash and cash equivalents, beginning of the period	259,680	205,123
Cash and cash equivalents, end of the period	$120,765	$231,163
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$244	$248
Income taxes	$46,546	$30,674
Non-cash investing activities:
Accrued purchases of property and equipment	$9,216	$10,999

See accompanying notes to the condensed consolidated financial statements.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

(Unaudited)

(1)	Basis of Presentation and Summary of Significant Accounting Policies
(a)Description of Business

Ollie’s Bargain Outlet Holdings, Inc. and subsidiaries (collectively referred to as the “Company” or “Ollie’s”) is a leading off-price retailer of brand-name household products. The Company principally buys and sells overproduced, overstocked, and closeout merchandise from manufacturers, wholesalers, and other retailers. In addition, the Company augments its name-brand closeout deals with directly sourced private label products to enhance its offerings in select key merchandise categories.

Since its first store opened in 1982, the Company has grown to 686 retail locations in 36 states as of August 1, 2026. Ollie’s retail locations are located in Alabama, Arkansas, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia, and Wisconsin.

(b)	Fiscal Year

Ollie’s follows a 52/53-week fiscal year, which ends on the Saturday nearer to January 31st of the following calendar year. References to “fiscal year 2026” or “fiscal 2026” refer to the period from February 1, 2026 to January 30, 2027 and references to “fiscal year 2025” or “fiscal 2025” refer to the period from February 2, 2025 to January 31, 2026. Both periods consist of 52 weeks. References to the thirteen weeks ended August 1, 2026 and August 2, 2025 refer to the thirteen weeks from May 3, 2026 to August 1, 2026 and from May 4, 2025 to August 2, 2025, respectively. References to the twenty-six weeks ended August 1, 2026 and August 2, 2025 refer to the twenty-six weeks from February 1, 2026 to August 1, 2026 and from February 2, 2025 to August 2, 2025, respectively.

(c)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the Company’s results of operations, financial condition, and cash flows for all periods presented. The Company’s business is seasonal in nature and results of operations for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year or any other period. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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

August 1, 2026 and August 2, 2025

(Unaudited)

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

(e)Fair Value Disclosures

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

The Company’s financial instruments consist of cash and cash equivalents, investment securities, accounts receivable, accounts payable, and the Company’s credit facilities. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair value because of their short-term nature. The carrying amount of the Company’s credit facilities approximates its fair value because the interest rates are adjusted regularly based on current market conditions. Under the fair value hierarchy, the fair market values of cash equivalents and the investments in treasury bonds are Level 1 while the investments in U.S. agency bonds, asset-backed securities, municipal, and corporate bonds are Level 2 and generally have counterparties with high-quality, investment-grade credit ratings. Since quoted prices in active markets for identical assets are not available, these prices are determined by a third-party pricing service using observable market information such as quotes from less active markets and quoted prices of similar securities.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

(Unaudited)

As of August 1, 2026, January 31, 2026, and August 2, 2025, the Company’s investment securities are classified as held-to-maturity since the Company has both the intent and ability to hold the investments to maturity. Such securities are carried at amortized cost plus accrued interest and consist of the following:

	As of August 1, 2026
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(in thousands)
Short-term:
Treasury Bonds	$39,700	$3	$(28)	$39,675
U.S. Agency Bonds	17,713	2	(49)	17,666
Corporate Bonds	8,759	—	(136)	8,623
Asset-Backed Securities	565	—	(1)	564
Total	$66,737	$5	$(214)	$66,528

Long-term:
Corporate Bonds	$174,435	$219	$(2,922)	$171,732
Asset-Backed Securities	58,685	1	(112)	58,574
U.S. Agency Bonds	45,578	—	(302)	45,276
Treasury Bonds	40,894	—	(964)	39,930
Total	$319,592	$220	$(4,300)	$315,512

	As of January 31, 2026
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(in thousands)
Short-term:
Treasury Bonds	$25,827	$3	$—	$25,830
Corporate Bonds	10,801	111	(89)	10,823
Total	$36,628	$114	$(89)	$36,653

Long-term:
Treasury Bonds	$48,447	$—	$(554)	$47,893
U.S. Agency Bonds	15,090	—	(83)	15,007
Corporate Bonds	202,918	2,967	(939)	204,946
Total	$266,455	$2,967	$(1,576)	$267,846

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

(Unaudited)

	As of August 2, 2025
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(in thousands)
Short-term:
Treasury Bonds	$47,008	$5,945	$(5,936)	$47,017
Municipal Bonds	14,913	37	(29)	14,921
Corporate Bonds	23,972	53	(270)	23,755
Total	$85,893	$6,035	$(6,235)	$85,693

Long-term:
Municipal Bonds	$20,131	$—	$(149)	$19,982
Corporate Bonds	$123,075	$199	$(279)	$122,995
Total	$143,206	$199	$(428)	$142,977

Short-term investment securities as of August 1, 2026, January 31, 2026, and August 2, 2025 all mature in one year or less. Long-term investment securities as of August 1, 2026 all mature after one year but in less than three years.

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

August 1, 2026 and August 2, 2025

(Unaudited)

(2)	Net Sales

Revenue Recognition

Ollie’s recognizes retail sales in its stores when merchandise is sold, and the customer takes possession of merchandise. Also included in net sales is revenue allocated to certain redeemed discounts earned via the Ollie’s Army loyalty program, revenue from Ollie’s co-branded credit card, and gift card breakage. Net sales are presented net of returns and sales tax. The Company provides an allowance for estimated retail merchandise returns based on prior experience.

Ollie’s Army

The Company operates a customer loyalty program called Ollie’s Army. Revenue is deferred for the Ollie’s Army loyalty program where members accumulate points that can be redeemed for discounts on future purchases. The Company has determined it has an additional performance obligation to Ollie’s Army members at the time of the initial transaction. The Company allocates the transaction price to the initial transaction and the discount awards based upon its relative standalone selling price, which considers historical redemption patterns for the award. Revenue is recognized as those discount awards are redeemed. Discount awards issued upon the achievement of specified point levels are subject to expiration. Unless it is temporarily extended, the maximum redemption period is 45 days. At the end of each fiscal period, unredeemed discount awards and accumulated points to earn a future discount award are reflected as a liability. Discount awards are combined in one homogeneous pool and are not separately identifiable. Therefore, the revenue recognized consists of discount awards redeemed that were included in the deferred revenue balance at the beginning of the period as well as discount awards issued during the current period. The following table is a reconciliation of the liability related to this program:

	Twenty-six weeks ended
	August 1,	August 2,
	2026	2025

	(in thousands)
Beginning balance	$13,100	$13,239
Revenue deferred	16,617	12,870
Revenue recognized	(17,922)	(11,220)
Ending balance	$11,795	$14,889

Gift Card Breakage

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

	Twenty-six weeks ended
	August 1,	August 2,
	2026	2025

	(in thousands)
Beginning balance	$2,889	$2,766
Gift card issuances	2,508	2,136
Gift card redemption and breakage	(2,661)	(2,351)
Ending balance	$2,736	$2,551

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

(Unaudited)

Co-Branded Credit Card

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

The following table summarizes those effects for the diluted earnings per common share calculation:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income	$85,454	$61,310	$141,854	$108,870
Weighted average number of common shares outstanding – Basic	60,097	61,340	60,490	61,342
Incremental shares from the assumed exercise of outstanding stock options and vesting of restricted stock units	139	456	223	464
Weighted average number of common shares outstanding – Diluted	60,236	61,796	60,713	61,806
Earnings per common share-Basic	$1.42	$1.00	$2.35	$1.77
Earnings per common share-Diluted	$1.42	$0.99	$2.34	$1.76

The effect of the weighted average assumed exercise of stock options outstanding totaling 357,194 and 105,588 for the thirteen weeks ended August 1, 2026 and August 2, 2025, and 267,458 and 89,102 for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

The effect of weighted average non-vested restricted stock units outstanding totaling 216,486 and 546 for the thirteen weeks ended August 1, 2026 and August 2, 2025, and 120,465 and 17,373 for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively, were excluded from the calculation of diluted weighted average common shares outstanding because the effect would have been antidilutive.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

(Unaudited)

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

The following table summarizes the maturity of the Company’s operating lease liabilities by fiscal year as of August 1, 2026:

August 1,
2026
(in thousands)
Remainder of 2026	$53,460
2027	151,464
2028	137,277
2029	116,631
2030	93,627
Thereafter	330,477
Total undiscounted lease payments (1)	882,936
Less: Imputed interest	(159,519)
Total lease obligations	723,417
Less: Current obligations under leases	(99,157)
Long-term lease obligations	$624,260
(1)	Lease obligations exclude $35.9 million of minimum lease payments for leases signed but not commenced.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

(Unaudited)

The following table summarizes other information related to the Company’s operating leases as of and for the respective periods:

	Twenty-six weeks ended
	August 1,	August 2,
	2026	2025

	(dollars in thousands)
Cash paid for operating leases	$86,801	$68,299
Operating lease cost	73,451	66,184
Variable lease cost	11,704	9,731
Non-cash right-of-use assets obtained in exchange for lease obligations	52,805	101,390
Weighted-average remaining lease term	8.1 years	8.3 years
Weighted-average discount rate	4.6%	4.5%

(5)	Commitments and Contingencies

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

IEEPA Tariff Refunds

In February 2026, the U.S. Supreme Court issued a ruling that certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade ruled that the U.S. Customs and Border Protection (“CBP”) must refund duties imposed under IEEPA. In April 2026, the CBP launched a platform for submitting IEEPA tariff refund claims. During the second quarter of fiscal 2026, the Company received $29.4 million in tariff refunds, of which $28.3 million was included in cost of sales and $1.1 million was included in interest income.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

(Unaudited)

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	August 1,	January 31,	August 2,
	2026	2026	2025

	(in thousands)
Compensation and benefits	$19,664	$23,216	$17,955
Deferred revenue	17,886	16,558	17,443
Freight	16,058	15,939	6,007
Sales and use tax	14,397	10,063	13,078
Insurance	12,496	11,722	10,516
Advertising	7,642	6,636	3,811
Property and equipment	6,707	8,763	9,323
Real estate related	5,624	6,250	6,287
Other	15,182	12,710	14,548
	$115,656	$111,857	$98,968

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

Under the terms of the Revolving Credit Facility, as of August 1, 2026, the Company could borrow up to 90.0% of the most recent appraised value (valued at cost, discounted for the current net orderly liquidation value) of its eligible inventory, as defined, up to $100.0 million.

As of August 1, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility, with $88.4 million of borrowing availability, outstanding letters of credit commitments of $11.3 million and $0.3 million of rent reserves. The Revolving Credit Facility also contains a variable unused line fee ranging from 0.125% to 0.250% per annum.

The Credit Facility is collateralized by the Company’s assets and equity and contains a financial covenant, as well as certain business covenants, including restrictions on dividend payments, which the Company must comply with during

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

(Unaudited)

the term of the agreement. The financial covenant is a consolidated fixed charge coverage ratio test of at least 1.0 to 1.0 applicable during a covenant period, based on reference to availability. The Company was in compliance with all terms of the Credit Facility during the twenty-six weeks ended August 1, 2026.

The provisions of the Credit Facility restrict all of the net assets of the Company’s consolidated subsidiaries, which constitutes all of the net assets on the Company’s consolidated balance sheet as of August 1, 2026, from being used to pay any dividends or make other restricted payments to the Company without prior written consent from the financial institutions that are a party to the Credit Facility, subject to material exceptions including proforma compliance with the applicable conditions described in the Credit Facility.

(8)	Income Taxes

The effective income tax rates for the thirteen weeks ended August 1, 2026 and August 2, 2025 were 25.4% and 24.8%, respectively. The effective income tax rates for the twenty-six weeks ended August 1, 2026 and August 2, 2025 were 25.0% and 23.6%, respectively. The change in the effective income tax rate was driven by the impact of discrete items recognized, primarily excess tax benefits related to stock-based compensation and the expiration of the Work Opportunity Tax Credit.

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

August 1, 2026 and August 2, 2025

(Unaudited)

and professional service providers, pursuant to agreements and subject to vesting and other restrictions as determined by the Board of Directors.

As of August 1, 2026, there were 4,663,457 shares available for grant under the 2025 Plan.

Stock Options

The exercise price for stock options is determined at the fair value of the underlying stock on the date of grant. The vesting period for awards granted is generally set at four years (25% ratably per year). Awards are subject to employment for vesting, expire 10 years from the date of grant, and are not transferable other than upon death.

A summary of the Company’s stock option activity and related information for the twenty-six weeks ended August 1, 2026 follows:

			Weighted
		Weighted	average
		average	remaining
	Number	exercise	contractual
	of options	price	term (years)

	(in thousands, except share and per share amounts)
Outstanding at January 31, 2026	594,421	68.42
Granted	139,001	92.62
Forfeited	(34,368)	72.37
Exercised	(15,745)	47.49
Outstanding at August 1, 2026	683,309	73.64	7.0
Exercisable at August 1, 2026	381,756	61.10	5.7

The weighted average grant date fair value per option for options granted during the twenty-six weeks ended August 1, 2026 and August 2, 2025 was $40.65 and $53.80, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table:

	Twenty-six weeks ended
	August 1,	August 2,
	2026	2025
Risk-free interest rate	3.92%	4.08%
Expected dividend yield	—	—
Expected life	5.06 years	5.32 years
Expected volatility	44.29%	48.20%

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

(Unaudited)

A summary of the Company’s RSU activity and related information for the twenty-six weeks ended August 1, 2026 is as follows:

		Weighted
		average
	Number	grant date
	of shares	fair value
Nonvested balance at January 31, 2026	338,483	$80.56
Granted	162,037	91.77
Forfeited	(20,274)	84.10
Vested	(145,055)	71.83
Nonvested balance at August 1, 2026	335,191	$89.52

Stock-Based Compensation Expense

The compensation cost for stock options and RSUs which have been recorded within selling, general, and administrative expenses related to the Company’s equity incentive plans was $3.7 million and $3.4 million for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively, and $7.1 million and $6.5 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

As of August 1, 2026, there was $34.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years. Compensation costs related to awards are recognized using the straight-line method.

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

Share Repurchase Program

In December 2020, the Company’s Board of Directors authorized a share repurchase program, which has subsequently been increased and extended from time to time. Through August 1, 2026, the Board had authorized an aggregate of $700.0 million for share repurchases under the program. The current authorization is effective through March 31, 2029.

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

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

During the twenty-six weeks ended August 1, 2026, the Company repurchased 1,649,889 shares of its common stock for $137.3 million, inclusive of transaction costs, pursuant to its share repurchase program. The repurchases were funded by cash generated from operations. As of August 1, 2026, the Company had $121.5 million remaining under its share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases. The share repurchase program may be discontinued at any time.

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

The following table summarizes the percentage of net sales by each product group for each period presented:

	Thirteen weeks ended				Twenty-six weeks ended
	August 1,		August 2,		August 1,		August 2,
	2026		2025		2026		2025

	(in thousands)				(in thousands)
Consumables	$225,119	30.4%	$197,814	29.1%	$452,062	32.3%	$386,724	30.8%
Home	186,754	25.2%	181,853	26.8%	374,245	26.7%	354,525	28.2%
Seasonal	186,955	25.2%	164,408	24.2%	304,966	21.8%	266,891	21.2%
Other	142,477	19.2%	135,481	19.9%	268,960	19.2%	248,183	19.8%
Total	$741,305	100.0%	$679,556	100.0%	$1,400,233	100.0%	$1,256,323	100.0%

The Company’s single segment net sales, net income, and significant expenses are as follows for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net sales	$741,305	$679,556	$1,400,233	$1,256,323

OLLIE’S BARGAIN OUTLET HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

August 1, 2026 and August 2, 2025

(Unaudited)

Cost of sales	419,140	408,218	802,104	747,954
Selling, general, and administrative expenses other	132,070	119,664	260,154	232,186
Occupancy	39,472	35,032	77,821	68,461
Advertising expenses(1)	21,943	17,420	40,791	33,137
Depreciation and amortization expenses(2)	11,274	9,916	22,557	19,273
Stock-based compensation expense	3,728	3,360	7,129	6,524
Pre-opening expenses	5,203	8,972	11,645	15,628
Interest income, net	(6,142)	(4,534)	(11,108)	(9,322)
Income tax expense	29,163	20,198	47,286	33,612
Segment income	85,454	61,310	141,854	108,870

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$85,454	$61,310	$141,854	$108,870
(1)	Expenses reported in operating expenses exclude advertising expenses recorded as pre-opening expenses.
(2)	Expenses reported in operating expenses exclude depreciation and amortization recorded in cost of sales.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate on a fiscal calendar widely used by the retail industry that results in a fiscal year consisting of a 52- or 53-week period ending on the Saturday nearer to January 31st of the following year. References to “fiscal year 2026” or “fiscal 2026” refer to the 52-week period of February 1, 2026 to January 30, 2027. References to “fiscal year 2025” or “fiscal 2025” refer to the 52-week period of February 2, 2025 to January 31, 2026. References to the “second quarter of fiscal 2026” and the “second quarter of fiscal 2025” refer to the thirteen weeks of May 3, 2026 to August 1, 2026 and May 4, 2025 to August 2, 2025, respectively. Year-to-date periods ended August 1, 2026 and August 2, 2025 refer to the twenty-six weeks of February 1, 2026 to August 1, 2026 and February 2, 2025 to August 2, 2025, respectively. Historical results are not necessarily indicative of the results to be expected for any future period and results for any interim period may not necessarily be indicative of the results that may be expected for a full year.

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

Overview

Ollie’s Bargain Outlet is a leading off-price retailer of brand-name household products. Since our founding in 1982, the Company’s mission has been to sell Good Stuff Cheap®. We do this through a flexible buying model that focuses on closeout merchandise and excess inventory from suppliers and manufacturers around the world. Our stores offer Real Brands! Real Bargains! ® in a treasure hunt shopping environment at prices up to 70% below traditional retailers.

Our highly experienced merchandise team is constantly scouring the market and leveraging deep, long-standing relationships across the supply chain to find the best products at the best prices. We focus on buying cheap and selling cheap, and source products as unique buying opportunities present themselves. While the individual products sold in our stores are constantly changing, our overall merchandise mix is designed to save people money on a wide variety of brand-name household products that they need and use in their everyday lives.

Our primary point of differentiation against other retailers is the pricing of our products. Our goal is to be the lowest- priced retailer of any product offered by our stores. We believe our flexible business model, opportunistic buying strategy, low-cost structure, experienced merchant team with deep relationships across the vendor community, and extensive experience of buying and selling closeout merchandise and excess inventory differentiate us from traditional retailers.

Since the founding of Ollie’s in 1982, our principal growth strategy has been the opening of new stores. Historically, we have expanded our store base by opening new stores organically. In fiscal 2024 and fiscal 2025, we expanded our store base by acquiring former store locations of bankrupt retailers through the bankruptcy auction process. Our growth strategy continuously evaluates the best opportunities in the marketplace and combines organic new store openings with the acquisition of store locations. We follow a contiguous unit growth strategy that combines backfilling existing markets and states with entering new markets and states in a contiguous manner. As of August 1, 2026 we operated 686 stores in 36 states.

While we are focused on driving comparable store sales and managing our expenses, the biggest driver of our net sales and profitability growth has historically been the opening of new stores. As we continue to grow, we believe we will have greater access to brand-name closeout merchandise and an increased deal selection, resulting in more potential offerings for our customers.

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

Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Comparable store sales consist of net sales from our stores beginning on the first day of the sixteenth full fiscal month following the store’s opening, which is when we believe comparability is achieved. Stores that remain open during a remodel or refresh process, stores that are relocated within the same trade area, and stores that changed in size are generally classified in the same way as the original store, and we believe that their impact on the percentage change in consolidated comparable store sales is immaterial. Comparable store sales are also referred to as “same-store” sales by other retail companies.

Gross profit is equal to our net sales less our cost of sales. Cost of sales includes: merchandise costs, inventory markdowns, inventory shrinkage and tariff, transportation, distribution, and warehousing costs, including wages, benefits, and depreciation and amortization.

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

The method of calculating comparable store sales, gross profit, SG&A and pre-opening expenses varies across the retail industry. As a result, our calculation of these items may not be comparable to similarly titled measures reported by other retail companies.

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

Store Openings and Closings

During the second quarter of fiscal 2026, we opened 15 new stores and closed one store due to storm-related damage, compared with 29 new store openings in the second quarter of fiscal 2025.  Pre-opening expenses related to these store openings were $5.2 million and $9.0 million for the second quarters of fiscal 2026 and 2025, respectively.

During the twenty-six weeks ended August 1, 2026, we opened 42 new stores and closed one store, compared with 54 new store openings during the same period in fiscal 2025. Pre-opening expenses related to these store openings were $11.6 million and $15.6 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

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

IEEPA Tariff Refunds

In February 2026, the U.S. Supreme Court issued a ruling that certain tariffs previously imposed under IEEPA were invalid, and in March 2026, the U.S. Court of International Trade ruled that the CBP must refund duties imposed under IEEPA. In April 2026, the CBP launched a platform for submitting IEEPA tariff refund claims. During the second quarter of fiscal 2026, we received $29.4 million in tariff refunds, of which $28.3 million was included in cost of sales and $1.1 million was included in interest income.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

We derived the condensed consolidated statements of income for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 from our unaudited condensed consolidated financial statements and related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Condensed consolidated statements of income data:
Net sales	$741,305	$679,556	$1,400,233	$1,256,323
Cost of sales	419,140	408,218	802,104	747,954
Gross profit	322,165	271,338	598,129	508,369
Selling, general and administrative expenses	197,213	175,476	385,895	340,308
Depreciation and amortization expenses	11,274	9,916	22,557	19,273
Pre-opening expenses	5,203	8,972	11,645	15,628
Operating income	108,475	76,974	178,032	133,160
Interest income, net	(6,142)	(4,534)	(11,108)	(9,322)
Income before income taxes	114,617	81,508	189,140	142,482
Income tax expense	29,163	20,198	47,286	33,612
Net income	$85,454	$61,310	$141,854	$108,870
Percentage of net sales (1):
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.5	60.1	57.3	59.5
Gross profit	43.5	39.9	42.7	40.5
Selling, general and administrative expenses	26.6	25.8	27.6	27.1
Depreciation and amortization expenses	1.5	1.5	1.6	1.5
Pre-opening expenses	0.7	1.3	0.8	1.2
Operating income	14.6	11.3	12.7	10.6
Interest income, net	(0.8)	(0.7)	(0.8)	(0.7)
Income before income taxes	15.5	12.0	13.5	11.3
Income tax expense	3.9	3.0	3.4	2.7
Net income	11.5%	9.0%	10.1%	8.7%
Select operating data:
Number of new stores (2)	15	29	42	54
Number of store closings	(1)	—	(1)	—
Number of stores open at end of period	686	613	686	613
Average net sales per store (3)	$1,091	$1,138	$2,088	$2,147
Comparable stores sales change	(1.8)%	5.0%	0.0%	3.9%
(1)	Components may not add to totals due to rounding.
(2)	Gross number that does not include any store closures in the period.
(3)	Average net sales per store represents the weighted average of total net weekly sales divided by the number of stores open at the end of each week for the respective periods presented.

The following table provides a reconciliation of our net income to Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$85,454	$61,310	$141,854	$108,870
Interest income, net	(6,142)	(4,534)	(11,108)	(9,322)
Depreciation and amortization expenses (1)	14,892	13,452	29,826	26,261
Income tax expense	29,163	20,198	47,286	33,612
EBITDA	123,367	90,426	207,858	159,421
Non-cash stock-based compensation expense	3,728	3,360	7,129	6,524
Adjusted EBITDA	$127,095	$93,786	$214,987	$165,945
(1)	Includes depreciation and amortization relating to our distribution centers, which is included within cost of sales on our condensed consolidated statements of income.

Second Quarter of Fiscal 2026 Compared to Second Quarter of Fiscal 2025

Net Sales

Net sales increased to $741.3 million in the second quarter of fiscal 2026 from $679.6 million in the second quarter of fiscal 2025, an increase of $61.7 million, or 9.1%. The increase in net sales was the result of new store unit growth, partially offset by a comparable store sales decrease of 1.8%.

Comparable store sales decreased 1.8% in the second quarter of fiscal 2026 compared with a 5.0% increase in the second quarter of fiscal 2025. The decrease in comparable store sales in the second quarter of fiscal 2026 was driven by a decrease in basket size.

Gross Profit and Gross Margin

Gross profit increased to $322.2 million in the second quarter of fiscal 2026 from $271.3 million in the second quarter of fiscal 2025, an increase of $50.8 million, or 18.7%. Gross margin increased 360 basis points to 43.5% in the second quarter of fiscal 2026 from 39.9% in the second quarter of fiscal 2025. The increase in gross margin was driven by lower supply chain costs, primarily from IEEPA tariff refunds received and lower tariff rates incurred in the period.

Selling, General, and Administrative Expenses

SG&A expenses increased to $197.2 million in the second quarter of fiscal 2026 from $175.5 million in the second quarter of fiscal 2025, an increase of $21.7 million, or 12.4%.  As a percentage of net sales, SG&A increased 80 basis points to 26.6% in the second quarter of fiscal 2026 from 25.8% in the second quarter of fiscal 2025.  The increase in SG&A as a percentage of net sales was primarily driven by the deleveraging of fixed costs from the decline in comparable store sales and higher marketing expense due to the timing shift of one merchandise flyer.

Pre-Opening Expenses

Pre-opening expenses decreased to $5.2 million in the second quarter of fiscal 2026 from $9.0 million in the second quarter of fiscal 2025, a decrease of $3.8 million, or 42.0%. The decline was primarily driven by fewer new store openings.  We opened 15 stores in the second quarter of fiscal 2026, compared with 29 stores in the prior-year period.  As a percentage of net sales, pre-opening expenses decreased to 0.7% in the second quarter of fiscal 2026 compared to 1.3% in the second quarter of fiscal 2025.

Interest Income, Net

Interest income, net was $6.1 million in the second quarter of fiscal 2026 compared with $4.5 million in the second quarter of fiscal 2025.  The increase was primarily due to tariff interest received in the quarter and higher investment balances, partially offset by lower interest rates.

Income Tax Expense

Income tax expense in the second quarter of fiscal 2026 was $29.2 million compared to $20.2 million in the second quarter of fiscal 2025.  The effective tax rates for the second quarters of fiscal 2026 and fiscal 2025 were 25.4% and 24.8%, respectively. The change in the effective income tax rate was driven by the impact of discrete items recognized, primarily excess tax benefits related to stock-based compensation and the expiration of the Work Opportunity Tax Credit.

Net Income

As a result of the foregoing, net income increased to $85.5 million in the second quarter of fiscal 2026 from $61.3 million in the second quarter of fiscal 2025, an increase of $24.2 million or 39.4%.

Adjusted EBITDA

Adjusted EBITDA increased to $127.1 million in the second quarter of fiscal 2026 from $93.8 million in the second quarter of fiscal 2025, an increase of $33.3 million, or 35.5%.

Year-to-Date Fiscal 2026 Compared to Year-to-Date Fiscal 2025

Net Sales

Net sales increased to $1.400 billion in the twenty-six weeks ended August 1, 2026 from $1.256 billion in the twenty-six weeks ended August 2, 2025, an increase of $143.9 million, or 11.5%. The increase in net sales was the result of new store unit growth.

Comparable store sales were flat in the twenty-six weeks ended August 1, 2026 compared with a 3.9% increase in the twenty-six weeks ended August 2, 2025.

Gross Profit and Gross Margin

Gross profit increased to $598.1 million in the twenty-six weeks ended August 1, 2026 from $508.4 million in the twenty-six weeks ended August 2, 2025, an increase of $89.7 million, or 17.7%. Gross margin increased 220 basis points to 42.7% in the twenty-six weeks ended August 1, 2026 from 40.5% in the twenty-six weeks ended August 2, 2025. The increase in gross margin was driven by lower supply chain costs, primarily from IEEPA tariff refunds received and lower tariff rates incurred in the second quarter.

Selling, General, and Administrative Expenses

SG&A expenses increased to $385.9 million in the twenty-six weeks ended August 1, 2026 from $340.3 million in the twenty-six weeks ended August 2, 2025, an increase of $45.6 million, or 13.4%.  As a percentage of net sales, SG&A increased 50 basis points to 27.6% in the twenty-six weeks ended August 1, 2026 from 27.1% in the twenty-six weeks ended August 2, 2025.  The increase in SG&A as a percentage of net sales was primarily driven by the deleveraging of fixed costs from the decline in comparable store sales in the second quarter and higher marketing expense due to the timing shift of one merchandise flyer.

Pre-Opening Expenses

Pre-opening expenses decreased to $11.6 million in the twenty-six weeks ended August 1, 2026 from $15.6 million in the twenty-six weeks ended August 2, 2025, a decrease of $4.0 million, or 25.5%. The decline was primarily driven by fewer new store openings.  We opened 42 stores in the twenty-six weeks ended August 1, 2026, compared with 54 stores in the prior-year period.  As a percentage of net sales, pre-opening expenses decreased to 0.8% in the twenty-six weeks ended August 1, 2026 compared to 1.2% in the twenty-six weeks ended August 2, 2025.

Interest Income, Net

Interest income, net increased to $11.1 million in the twenty-six weeks ended August 1, 2026 from $9.3 million in the twenty-six weeks ended August 2, 2025. The increase was primarily due to tariff interest received in the second quarter and higher investment balances, partially offset by lower interest rates.

Income Tax Expense

Income tax expense in the twenty-six weeks ended August 1, 2026 was $47.3 million compared to $33.6 million in the twenty-six weeks ended August 2, 2025. The effective tax rates for the twenty-six weeks ended August 1, 2026 and August 2, 2025 were 25.0% and 23.6%, respectively. The change in the effective income tax rate was driven by the impact of discrete items recognized, primarily excess tax benefits related to stock-based compensation and the expiration of the Work Opportunity Tax Credit.

Net Income

As a result of the foregoing, net income increased to $141.9 million in the twenty-six weeks ended August 1, 2026 from $108.9 million in the twenty-six weeks ended August 2, 2025, an increase of $33.0 million or 30.3%.

Adjusted EBITDA

Adjusted EBITDA increased to $215.0 million in the twenty-six weeks ended August 1, 2026 from $165.9 million in the twenty-six weeks ended August 2, 2025, an increase of $49.0 million, or 29.6%.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are net cash flows provided by operating activities and available borrowings under our $100.0 million Revolving Credit Facility. Our primary cash needs are for capital expenditures and working capital. As of August 1, 2026, we had $88.4 million available to borrow under our Revolving Credit Facility and $187.5 million of cash and cash equivalents and short-term investments on hand. For further information regarding our Revolving Credit Facility, see Note 7 under “Notes to Unaudited Condensed Consolidated Financial Statements.”

Our capital expenditures are primarily related to new store openings, lease acquisitions and related build-out costs, store resets, which consist of improvements to stores as they are needed, expenditures related to our distribution centers, and infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems. We spent $43.3 million and $26.4 million for capital expenditures during the second quarters of fiscal 2026 and fiscal 2025, respectively. For the twenty-six weeks ended August 1, 2026, we spent $68.8 million for capital expenditures compared to $53.2 million for the twenty-six weeks ended August 2, 2025. We opened 15 new stores during the second quarter of fiscal 2026 and opened 29 new stores during the second quarter of fiscal 2025.

Capital expenditures in fiscal 2026 are planned to be approximately $103 to $113 million, primarily for the opening of 75 new stores, store-level initiatives at our existing stores, the expansion of one existing distribution center, as well as general corporate capital expenditures, including information technology. We have experienced, and may continue to experience, delays in construction and permitting of new stores and other projects.

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

Share Repurchase Program

In December 2020, our Board of Directors authorized a share repurchase program, which has subsequently been increased and extended from time to time. Through August 1, 2026, our Board had authorized an aggregate of $700.0 million for share repurchases under the program. The current authorization is effective through March 31, 2029.

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

During the twenty-six weeks ended August 1, 2026, we repurchased 1,649,889 shares of our common stock for $137.3 million, inclusive of transaction costs, pursuant to our share repurchase program. During the twenty-six weeks ended August 2, 2025, we repurchased 257,434 shares of our common stock for $28.6 million, inclusive of transaction costs, pursuant to our share repurchase program. The repurchases were funded by cash generated from operations. As of August 1, 2026, we had approximately $121.5 million remaining under our share repurchase authorization. There can be no assurance that any additional repurchases will be completed, or as to the timing or amount of any repurchases.

Summary of Cash Flows

A summary of our cash flows from operating, investing, and financing activities is presented in the following table:

	Twenty-six weeks ended
	August 1,	August 2,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$153,625	$109,414
Net cash used in investing activities	(150,656)	(58,010)
Net cash used in financing activities	(141,884)	(25,364)
Net increase (decrease) in cash and cash equivalents	$(138,915)	$26,040

Cash Provided by Operating Activities

Net cash provided by operating activities was $153.6 million for the twenty-six weeks ended August 1, 2026 as compared to $109.4 million for the twenty-six weeks ended August 2, 2025. Operating cash flow was positively impacted by higher net income and higher operating expense related accruals, partially offset by an increase in inventory resulting from new store growth and the timing of merchandise payments.

Cash Used in Investing Activities

Net cash used in investing activities for the twenty-six weeks ended August 1, 2026 and August 2, 2025 was $150.7 million and $58.0 million, respectively. Cash used in investing activities includes capital expenditures of $68.8 million and purchases of investments, net of maturities, of $82.3 million.

Cash Used in Financing Activities

Net cash used in financing activities for the twenty-six weeks ended August 1, 2026 and August 2, 2025 was $141.9 million and $25.4 million, respectively. Cash used in financing activities reflects payments of $137.3 million for the repurchase of common stock and $4.9 million for taxes related to restricted stock vestings.

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

Recently Issued Accounting Pronouncements

Not applicable.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings under our Revolving Credit Facility, which bears interest at variable rates. As of August 1, 2026, we had no outstanding variable rate debt.

As of August 1, 2026, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is: (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the second quarter of fiscal 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A.RISK FACTORS

See Item 1A in our Annual Report for a detailed description of risk factors affecting the Company. There have been no material changes from the risk factors previously disclosed in that filing.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on Share Repurchases

Information regarding shares of common stock the Company repurchased during the thirteen weeks ended August 1, 2026 is as follows:

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total		as part of	may
	number	Average	publicly	yet be purchased
	of shares	price paid	announced plans	under
	repurchased	per share	or	the plans or programs
Period	(1)	(2)	programs (3)	(3)
May 3, 2026 through May 30, 2026	217,884	$80.47	217,884	$187,756,885
May 31, 2026 through July 4, 2026	607,300	74.55	607,300	139,676,359
July 5, 2026 through August 1, 2026	282,219	67.45	282,219	121,469,501
Total	1,107,403		1,107,403
(1)	Consists of shares repurchased under the publicly announced share repurchase program.
(2)	Includes commissions for the shares repurchased under the share repurchase program.
(3)	In December 2020, our Board of Directors authorized a share repurchase program, which has subsequently been increased and extended from time to time. Through August 1, 2026, our Board had authorized an aggregate of $700.0 million for share repurchases under the program. The current authorization is effective through March 31, 2029. As of August 1, 2026, the Company had approximately $121.5 million remaining under its share repurchase program. For further discussion on the share repurchase program, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Share Repurchase Program.”

ITEM 5.OTHER INFORMATION

Trading Arrangements of Directors and Executive Officers

During the thirteen weeks ended August 1, 2026, one of our executives entered into a written plan for the sale of our securities through a broker that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information.

The material terms of this trading plan are set forth in the table below.

Maximum
Number
of Securities
to be
Purchased
or Sold
Pursuant to
			Scheduled		the Rule
	Action &	Commencement	Termination		10b5-1	Covers
	Date of	of Trading	of Trading	Security	Trading	Purchase or
Director/Officer	Action	Period	Period (1)	Covered	Plan (2)	Sale?
John Swygert, Executive Chairman of the Board	Adoption June 12, 2026	September 11, 2026	June 12, 2027	Common Stock	106,758 (3)	Sale
(1)

The plan is subject to earlier termination under certain circumstances specified in the plan, including upon the sale of all shares subject to the plan and upon either party to a plan giving notice of termination within the time prescribed under the plan.

(2)	Subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock.
(3)

The actual number of shares to be sold under this Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy certain costs and tax withholding obligations arising from the vesting of such awards and is not yet determinable.

ITEM 6.EXHIBITS

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

OLLIE’S BARGAIN OUTLET HOLDINGS, INC.

Date: September 2, 2026	/s/ Robert Helm
Robert Helm
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)